Form 10-Q
period 2005-09-30
Cogdell Spencer Inc.
filed 2005-12-09
CIK 1332896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-32649
COGDELL SPENCER INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-3126457 (I.R.S. Employer Identification No.)

4401 Barclay Downs Drive, Suite 300
Charlotte, North Carolina	28209
(Address of principal executive offices)	(Zip code)
(704) 940-2900
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate by check mark whether the registrant is a Shell Company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 8,000,374 shares of common stock, par value $.01 per share, outstanding as of December 7, 2004.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR
COMBINED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 30,	December 31,
	2005	2004
Assets
Real estate properties:
Land	$10,947	$10,947
Buildings and improvements	235,210	227,740
Furniture, fixtures and equipment	6,968	6,776
Construction in progress	2,751	6,049
Less: Accumulated depreciation	(102,581)	(95,003)

Total real estate properties, net	153,295	156,509
Cash and cash equivalents	12,186	13,459
Restricted cash	3,097	3,162
Tenant and other receivables	207	374
Tenant receivables — related party	63	84
Investment in capital lease	1,568	1,623
Deferred financing costs, net	1,032	1,418
Deferred equity issuance costs	3,513	—
Other assets	2,624	1,796

Total assets	$177,585	$178,425

Liabilities and owners’ combined deficit
Mortgages and notes payable	$215,796	$214,818
Accounts payable and accrued expenses	11,000	7,538
Tenant payables — related party	131	174
Interest rate swap agreements	582	2,322

Total liabilities	227,509	224,852
Commitments and contingencies
Owners’ combined deficit	(49,924)	(46,427)

Total liabilities and owners’ combined deficit	$177,585	$178,425

See accompanying notes to combined financial statements.

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR
COMBINED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Rental	$4,175	$4,010	$12,689	$11,645
Rental — related party	6,550	6,198	19,501	18,820
Fee revenue	451	341	1,299	1,684
Expense reimbursements	146	196	475	617
Interest and other income	235	201	700	616

Total revenues	11,557	10,946	34,664	33,382
Expenses:
Property operating	4,082	3,810	11,816	11,071
General and administrative	1,717	603	4,425	2,291
Depreciation	2,547	2,374	7,593	7,153
Amortization	15	17	54	51
Interest	2,349	3,558	7,468	7,063

Total expenses	10,710	10,362	31,356	27,629

Income from operations before loss on unconsolidated real estate joint ventures	847	584	3,308	5,753
Loss on unconsolidated real estate joint ventures	(5)	(20)	(45)	(41)

Net income	$842	$564	$3,263	$5,712

See accompanying notes to combined financial statements.

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR
COMBINED STATEMENT OF CHANGES IN OWNERS’ COMBINED DEFICIT
(Dollars in thousands)
(Unaudited)

Owners’ Combined
Deficit
Owners’ combined deficit, December 31, 2004	$(46,427)
Equity contributions	142
Distributions	(7,026)
Noncash negative distribution of an interest in an unconsolidated joint venture to owners	124
Net income	3,263

Owners’ combined deficit, September 30, 2005	$(49,924)

See accompanying notes to combined financial statements.

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR
COMBINED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$3,263	$5,712
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	7,593	7,153
Amortization	393	434
Loss on unconsolidated real estate joint ventures	45	41
Change in value of interest rate swap agreements	(2,129)	(1,833)
Changes in operating assets and liabilities:
Tenant and other receivables	35	391
Other assets	(1,382)	(1,137)
Accounts payable and accrued expenses	1,883	2,398

Net cash provided by operating activities	9,701	13,159
Cash flows from investing activities:
Acquisition and development of real estate properties	(5,062)	(10,177)
Proceeds from sale of real estate properties and capital lease	54	54
Advances to unconsolidated real estate joint ventures	(82)	(63)
Decrease (increase) in restricted cash	65	(913)

Net cash used in investing activities	(5,025)	(11,099)
Cash flows from financing activities:
Proceeds from mortgage notes payable	1,938	19,838
Repayments of mortgage notes payable	(3,751)	(10,495)
Proceeds from line of credit	2,797	—
Repayments to line of credit	—	(562)
Equity contributions	142	2,610
Distributions	(7,026)	(9,542)
Payment of deferred financing costs	(49)	(621)

Net cash provided by (used in) financing activities	(5,949)	1,228

Increase (decrease) in cash and cash equivalents	(1,273)	3,288
Cash and cash equivalents at beginning of period	13,459	9,257

Cash and cash equivalents at end of period	$12,186	$12,545

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$9,324	$8,567

Supplemental cash flow information — noncash investing and financing activities:
Negative carrying amount in unconsolidated joint venture distributed to owners	$124	$—

See accompanying notes to combined financial statements.

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR
NOTES TO COMBINED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
1. Organization and Ownership
Cogdell Spencer Inc. (the “Company”) is engaged in the business of owning, developing, redeveloping, acquiring, and managing medical office buildings and other healthcare related facilities in the southeastern United States. The Company continues the operations of Cogdell Spencer Inc. Predecessor (the “Predecessor”). The Predecessor is not a legal entity, but represents a combination of certain real estate entities based on common management. During all periods presented in the accompanying combined financial statements the Predecessor had the responsibility for the day-to-day operations of such combined entities. Cogdell Spencer Advisors, Inc. has management agreements with other entities which have not been combined with the Predecessor as other partners or members are not contributing their interests in the formation transactions discussed below.
The Company completed its initial public offering (the “Offering”) on November 1, 2005. The Offering resulted in the sale of 5,800,000 shares of common stock at a price of $17.00 per share, generating gross proceeds to the Company of $98.6 million. The aggregate proceeds to the Company, net of underwriter’s discounts, commissions and financial advisory fees and other offering costs were approximately $86.5 million. On November 29, 2005, an additional 300,000 shares of common stock were sold at $17.00 per share as a result of the underwriters exercising their over-allotment option. This resulted in additional net proceeds of $4,743 to the Company.
On November 1, 2005, concurrent with the consummation of the Offering, the Company and a newly formed majority-owned limited partnership, Cogdell Spencer LP (the “Operating Partnership”), and its taxable REIT subsidiary, together with the partners and members of the affiliated partnerships and limited liability companies of the Predecessor, engaged in certain formation transactions (the “Formation Transactions”). The Operating Partnership received a contribution of interests in the Predecessor in exchange for units of limited partnership interest in the Operating Partnership, shares of the Company’s common stock and/or cash.
The Company was incorporated on July 5, 2005 in Maryland and will operate as a fully-integrated and self- administered real estate investment trust (a “REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Substantially all of the operations of the Company are carried out through the Operating Partnership.
The financial statements covered in this report represent the results of operations and financial condition of the Company and the Predecessor prior to the Offering and the Formation Transactions.

1. Organization and Ownership (continued)
The Predecessor consists of Cogdell Spencer Advisors, Inc., and the limited liability companies and partnerships as shown in the following chart:

	Property		Number of
Entity	Location	Property Type	Properties
Augusta Medical Partners, LLC	Augusta, GA	Medical Office	4
Baptist Northwest Limited Partnership	Columbia, SC	Medical Office Corporate	1
Barclay Downs Associates, LLC/Matthews Land Group, LLC	Charlotte, NC	Offices	1
Beaufort Medical Plaza, LLC	Beaufort, SC	Medical Office	1
Cabarrus Medical Partners, LLC	Concord, NC	Medical Office	5
Cabarrus POB, LLC	Concord, NC	Medical Office	1
Cogdell Investors (Birkdale), LLC	Huntersville, NC	Wellness, Medical Office	1
Cogdell Investors (Mallard), LLC	Charlotte, NC	Medical Office	1
Cogdell Investors (Birkdale II), LLC	Huntersville, NC	Retail Center	1
Copperfield MOB, LLC	Concord, NC	Medical Office	1
East Jefferson Medical Office Building Limited Partnership	Metairie, LA	Medical Office	1
East Jefferson Medical Specialty Building Limited Partnership	Metairie, LA	Medical Office	1
East Rocky Mount Kidney Center, LLC	Rocky Mount, NC	Medical Office,	1
		Kidney Dialysis
Franciscan Development Company, LLC	Ashland, KY	Medical Office,	1
		Surgery Medical
Gaston MOB, LLC	Gastonia, NC	Office	1
HMOB Associates Limited Partnership	Columbia, SC	Medical Office	1
Medical Arts Center of Orangeburg General Partnership	Orangeburg, SC	Medical Office	1
Medical Investors, LLC, Medical Investors I LLC, Medical Investors III, LLC	Charlotte, NC	Medical Office	5
	Charleston, SC
Medical Park Three Limited Partnership	Columbia, SC	Medical Office	1
Mulberry Medical Park Limited Partnership	Lenoir, NC	Medical Office	1
Providence Medical Office Building, LLC	Columbia, SC	Medical Office	3
River Hills Medical Associates, LLC	Little River, SC	Medical Office	1
Rocky Mount Kidney Center Limited Partnership	Rocky Mount, NC	Medical Office, Kidney Dialysis	1
Rocky Mount MOB, LLC	Rocky Mount, NC	Medical Office	1
Rocky Mount Medical Park Limited Partnership	Rocky Mount, NC	Medical Office	1
Roper MOB, LLC	Charleston, SC	Medical Office	1
Rowan OSC Investors, LLC	Salisbury, NC	Surgery Center	1
St. Francis Community MOB, LLC	Greenville, SC	Medical Office	2
St. Francis Medical Plaza, LLC	Greenville, SC	Medical Office	2
West Medical Office I, LLC	Charleston, SC	Medical Office	1

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying combined financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and represent the combined assets and liabilities and operating results of the Company and the Predecessor. All significant intercompany balances and transactions have been eliminated in combination.
Interim Financial Information
The financial information for the nine months ended September 30, 2005 and 2004 is unaudited, but includes all adjustments, consisting of normal recurring adjustments that in the opinion of management are necessary for a fair presentation of the Company’s and the Predecessor’s financial position, results of operations, and cash flows for such periods. Operating results for the nine months ended September 30, 2005 and 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal years of 2005 or 2004 or any other future period. The Company’s audited financial statements and the Predecessor’s audited combined financial statements are contained in the Company’s Final Prospectus dated October 26, 2005. These combined financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual combined financial statements.
Use of Estimates in Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions are used by management in determining the useful lives of real estate properties and the initial valuations and underlying allocations of purchase price in connection with real estate property acquisitions. Actual results may differ from those estimates.
Income Taxes
No provision for income taxes is included in the accompanying combined financial statements, as each partner or member is individually responsible for reporting its respective share of the S-Corporation’s, partnership’s or limited liability company’s taxable income or loss in its income tax returns.
As a REIT, the Company is permitted to deduct distributions paid to its stockholders, eliminating the federal taxation of income represented by such distributions at the Company level. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.
3. Mortgages and Notes Payable and Lines of Credit
During the third quarter of 2005 the Predecessor entered into a second revolving line of credit and term loan for a maximum principal amount of $2,815. As of September 30, 2005, the borrowings under this agreement were $2,312. Interest only payments are due monthly at an interest rate of LIBOR plus 2.75% (6.61% at September 30, 2005). Subsequent to September 30, 2005, the principal was repaid.
At September 30, 2005 there was $40 available under the Predecessor’s $1,500 previously existing revolving line of credit agreement.
On November 1, 2005, the Company, as guarantor, and the Operating Partnership entered into a $100 million unsecured revolving credit facility (the “Credit Facility”), with a syndicate of financial institutions (including Bank of America, N.A., Citicorp North America, Inc. and Branch Banking & Trust Company) (collectively, the “Lenders”), with Bank of America, N.A., as the administrative agent for the Lenders, and Banc of America Securities LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint book managers. The Credit

Facility shall be available to fund working capital and other corporate purposes; finance acquisition and development activity; and refinance existing and future indebtedness. The Credit Facility permits the Operating Partnership to borrow up to $100 million of revolving loans, with sub-limits of $25 million for swingline loans and $25 million for letters of credit.
The Credit Facility shall terminate and all amounts outstanding thereunder shall be due and payable in full three years from November 1, 2005, subject to a one-year extension, at the Operating Partnership’s option. The Credit Facility also allows for up to $150 million of increased availability (to a total aggregate available amount of $250 million), at the Operating Partnership’s option but subject to each Lender’s option to increase its commitments. This Credit Facility is guaranteed by the Company and certain of its subsidiaries. The interest rate on loans under the Credit Facility equals, at our election, either (1) LIBOR plus a margin of between 100 to 130 basis points based on our leverage ratio or (2) the higher of the federal funds rate plus 50 basis points or Bank of America, N.A.’s prime rate.
The Credit Facility contains customary terms and conditions for credit facilities of this type, including: (1) limitations on our ability to (A) incur additional indebtedness, (B) make distributions to our stockholders, subject to complying with REIT requirements, and (C) make certain investments, (2) maintenance of a pool of unencumbered assets subject to certain minimum valuations thereof and (3) requirements for us to maintain certain financial coverage ratios. These customary financial coverage ratios and other conditions include a maximum leverage ratio (65%, with flexibility for one two quarter increase to not more than 75%), minimum fixed charge coverage ratio (175%), maximum combined secured indebtedness (50%), maximum recourse indebtedness (15%), maximum unsecured indebtedness (60%, with flexibility for one two quarter increase to not more than 75%), minimum unencumbered interest coverage ratio (200%) and minimum combined tangible net worth ($30 million plus 85% of net proceeds of equity issuances by the Company and its subsidiaries after November 1, 2005).
Subsequent to September 30, 2005, with the Company used proceeds from the Offering and its unsecured credit facility to repay certain mortgage debt. Total principal repaid was approximately $73,600. The Company paid prepayment penalties of $173 in connection with these repayments.
4. Derivative Financial Instruments — Interest Rate Swap Agreements
Interest rate swap agreements are utilized to reduce exposure to variable interest rates associated with certain mortgage notes payable. These agreements involve an exchange of fixed and floating interest payments without the exchange of the underlying principal amount (the “notional amount”). The net difference between the interest paid and the interest received is reflected as an adjustment to interest expense.
The interest rate swap agreements have been recorded on the balance sheet at their estimated fair values and included in “Other assets” or “Interest rate swap agreements.” The agreements have not been designated for hedge accounting and, accordingly, any changes in fair values are recorded in interest expense. For the three months ended September 30, 2005 and 2004, ($919) and $439, respectively, was recorded as a (decrease) increase to interest expense as a result of the change in the interest rate swap agreements’ fair value. For the nine months ended September 30, 2005 and 2004, ($2,129) and ($1,833), respectively, was recorded as a decrease to interest expense as a result of the change in the interest rate swap agreements’ fair value. The following table summarizes the terms of the agreements and their fair values at September 30, 2005:

	Notional
	Amount
	as of
	September 30,	Receive	Pay	Effective	Expiration	September 30, 2005
Entity	2005	Rate	Rate	Date	Date	Asset	Liability
Augusta Medical Partners, LLC	$24,796	1 Month LIBOR	6.40%	5/25/01	6/26/06	$—	$264
Beaufort Medical Plaza, LLC	5,192	1 Month LIBOR	5.81	10/25/99	7/25/08	—	180
Gaston MOB, LLC	17,556	1 Month LIBOR	3.25	1/23/03	11/22/07	425	—
Medical Investors I, LLC	9,000	1 Month LIBOR	4.82	2/10/03	12/10/07	—	95

	Notional
	Amount
	as of
	September 30,	Receive	Pay	Effective	Expiration	September 30, 2005
Entity	2005	Rate	Rate	Date	Date	Asset	Liability
River Hills Medical Associates, LLC	3,183	1 Month LIBOR	3.63	3/10/03	12/15/08	80	—
Roper MOB, LLC	10,236	1 Month LIBOR	5.95	7/26/04	7/10/09	15	—
St. Francis Medical Plaza, LLC	10,751	1 Month LIBOR	5.52	1/8/99	12/15/05	—	43

						$520	$582

5. Investments in Real Estate Joint Ventures
On July 31, 2005, the Predecessor transferred all of its ownership in Cogdell Investors (CFVN), LLC, Cogdell Investors (Charleston), LLC, Cogdell Investors (Lenoir), LLC, Cogdell Investors (OSS), LLC, and Cogdell Investors Gulfport MOB, LLC to its owners. Due to the Predecessor’s share of equity losses exceeding its investments, these investments had a negative carrying value of $124. On the transfer date, $124 was recorded as a negative distribution in “Owners’ equity” and the negative carrying value was removed from the balance sheet.
The Predecessor has investments in limited liability companies and limited partnerships that are accounted for under the equity method of accounting based on the Predecessor’s ability to exercise significant influence. These entities primarily own medical office buildings or hold investments in companies that own medical office buildings. The following is a summary of financial information for the limited liability companies and limited partnerships as of and for the periods indicated:

	September 30,	December 31,
	2005	2004
Financial position:
Total assets	$32,219	$34,320
Total liabilities	25,123	26,630
Members’ equity	7,096	7,690

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Results of operations:
Revenues	$1,544	$1,481	$4,598	$3,934
Operating and general and administrative expenses	829	665	2,283	1,602
Net income	18	240	414	867
Predecessor’s loss on unconsolidated real estate joint ventures	(5)	(20)	(45)	(41)
6. Segment Reporting
The combined Company and Predecessor define business segments by their distinct customer base and service provided. There are two identified reportable segments: (1) property operations and (2) real estate services. Management evaluates each segment’s performance based on net operating income, which is defined as income before depreciation, amortization, interest expense, gain on sale of real estate property, loss on unconsolidated real estate joint ventures, and discontinued operations. Intersegment revenues and expenses are reflected at the contractually stipulated amounts and eliminated in combination. The following table represents the segment information for the three and nine months ended September 30, 2005 and 2004:

	Three months	Three months
	ended	ended
	September 30, 2005	September 30, 2004
Property Operations:
Rental revenue	$10,725	$10,208
Interest and other income	236	200
Operating and general and administrative expenses	(3,817)	(2,934)
Intersegment expenses	(810)	(805)

Net operating income	$6,334	$6,669

Total segment assets, end of period	$172,747	$172,851

Real estate services:
Fee revenue	$451	$341

	Three months	Three months
	ended	ended
	September 30, 2005	September 30, 2004
Expense reimbursements	146	196
Interest and other income	(1)	1
Intersegment revenues	810	805
Operating and general and administrative expenses	(1,982)	(1,479)

Net operating loss	$(576)	$(136)

Total segment assets, end of period	$4,838	$1,267

Reconciliations:
Total segment revenues	$12,367	$11,751
Elimination of intersegment revenues	(810)	(805)

Total combined revenues	$11,557	$10,946

Segment net operating income	$5,758	$6,533
Depreciation and amortization expense	(2,562)	(2,391)
Interest expense	(2,349)	(3,558)
Loss on unconsolidated real estate joint ventures	(5)	(20)

Net income	$842	$564

Total segment assets, end of period	$177,585	$174,118

	Nine months ended	Nine months ended
	September 30, 2005	September 30, 2004
Property Operations:
Rental revenue	$32,190	$30,465
Interest and other income	699	615
Operating and general and administrative expenses	(10.936)	(8,718)
Intersegment expenses	(2,422)	(2,430)

Net operating income	$19,531	$19,932

Total segment assets, end of period	$172,747	$172,851

Real estate services:
Fee revenue	$1,299	$1,684
Expense reimbursements	475	617
Interest and other income	1	1
Intersegment revenues	2,422	2,430
Operating and general and administrative expenses	(5,305)	(4,644)

Net operating income (loss)	$(1,108)	$88

Total segment assets, end of period	$4,838	$1,267

Reconciliations:
Total segment revenues	$37,086	$35,812
Elimination of intersegment revenues	(2,422)	(2,430)

Total combined revenues	$34,664	$33,382

Segment net operating income	$18,423	$20,020
Depreciation and amortization expense	(7,647)	(7,204)
Interest expense	(7,468)	(7,063)
Loss on unconsolidated real estate joint ventures	(45)	(41)

Net income	$3,263	$5,712

Total segment assets, end of period	$177,585	$174,118

7. Subsequent Events
On November 1, 2005, holders of ownership interests in the Predecessor exchanged their ownership interests in their entities as follows:
•	Pursuant to separate merger, contribution and related agreements, the holders of ownership interests in the Predecessor (other than Cogdell Spencer Advisors, Inc.) contributed their interests in the properties and assets owned by the existing entities to the Company and interests in eight existing joint ventures with third parties in exchange for approximately 378,153 shares of the Company’s common stock and 3,838,587 Operating Partnership units having an aggregate value of approximately $71.7 million;

•	Certain other holders (none of which consist of the Company’s executive officers or directors) were paid an aggregate of approximately $36.5 million in cash for their direct or indirect interests in the properties and assets owned by the Predecessor; and

•	The stockholders of Cogdell Spencer Advisors, Inc. exchanged all of their stock in Cogdell Spencer Advisors, Inc. for approximately 1,464,121 shares of the Company’s common stock.

As part of this transaction, the Company acquired one property, 190 Andrews, located in Greenville, South Carolina, which the Predecessor formerly only managed. This property was acquired in exchange for 188,236 OP units, equal to $3,200, based upon the initial public offering price of $17.00 per share
These acquisitions were funded through a portion of the proceeds from the Offering and with funds drawn on the Company’s unsecured credit facility.
Upon completion of the Offering, the Company awarded 345,793 fully vested Long-Term Incentive Plan Units (“LTIP Units”), 28,100 fully vested shares of Company common stock, and 30,000 shares of restricted Company common stock to certain directors, executives and employees of the Company. Related to the fully vested LTIP Units and shares of Company stock, compensation expense of $6,356 will be recorded in the fourth quarter. The 30,000 shares of restricted common stock will vest over 50 months and an annual compensation charge of $128 will be recorded over the vesting period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
When used in this discussion and elsewhere in this Quarterly Report on Form 10-Q, the words “believes,” “anticipates,” “projects,” “should,” “estimates,” “expects,” and similar expressions are intended to identify forward-looking statements with the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities and Exchange Act of 1934, as amended. Actual results may differ materially due to uncertainties including:
•	our business strategy;

•	our ability to obtain future financing arrangements;

•	estimates relating to our future distributions;

•	our understanding of our competition;

•	our ability to renew our ground leases;

•	changes in the reimbursement available to our tenants by government or private payors;

•	our tenants’ ability to make rent payments;

•	defaults by tenants;

•	market trends; and

•	projected capital expenditures.
Forward-looking statements are based on estimates as of the date of this report. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.
All amounts in the following discussion are in thousands except per share amounts or as indicated otherwise.
Overview
We focus on the ownership, development, redevelopment, acquisition and management of strategically located medical office buildings and other healthcare related facilities in the southeastern United States. We have built our company around understanding and addressing the specialized real estate needs of the healthcare industry. We have developed long-term and extensive relationships through developing and maintaining modern, customized medical office buildings and healthcare related facilities. We have been able to maintain occupancy above market levels and secure strategic hospital campus locations. We intend to operate as a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”). Upon the closing of the Offering and the Formation Transactions, our business, which had operated through multiple stand-alone entities, was combined within the Company’s organizational structure. We operate our business through Cogdell Spencer LP, our operating partnership subsidiary, and its subsidiaries.
We derive a significant portion of our revenues from rents received from tenants under existing leases in medical office buildings and other healthcare related facilities. We derive a lesser portion of our revenues from fees that we are paid for managing and developing medical office buildings and other healthcare related facilities for third parties. We believe a strong internal property management capability is a vital component of our business, both for the properties we own and for those that we manage.

As of the closing of the Offering and the Formation Transactions, we owned and/or managed 72 medical office buildings and healthcare related facilities, serving 18 hospital systems in seven states. Our aggregate portfolio was comprised of:
•	45 wholly owned properties;

•	eight joint venture properties; and

•	16 properties owned by third parties (15 of which are for clients with whom we have an existing investment relationship).
The Offering and the Formation Transactions transformed our Predecessor’s business, which had been operated through multiple stand-alone entities, into a single publicly-traded real estate operating company that will elect to be taxed as a REIT for U.S. federal income tax purposes. For this and other reasons set forth below, we do not believe that the discussion of our Predecessor’s results of operations is necessarily indicative of our future operating results.
Historically, the Predecessor developed or financed real property acquisitions through partnerships with the physicians who leased space at the properties, and in some cases with local hospitals or regional medical centers. Although we expect to continue this practice, we also expect to finance our development and acquisition activities through public and private sales of debt and equity securities and through secured and unsecured debt financings provided by a variety of sources.
Factors Which May Influence Future Results of Operations
U.S. healthcare expenditures are projected to increase from $1.8 trillion in 2004 to nearly $3.4 trillion in 2013, with annual increases averaging approximately 7.2%. Similarly, healthcare expenditures as a percent of U.S. gross domestic product are expected to increase from 15.5% in 2004 to 18.4% in 2013.
Generally, our revenues and expenses have remained consistent except for development fees and changes in the fair value of interest rate swap agreements reflected in interest expense. Our development fees will continue to vary from period to period due to the level of development activity at that time. Changes in fair values related to our interest rate swap agreements, which vary from period to period based on changes in market interest rates, are recorded in interest expense. Changes in our interest expense due to hedging activity are expected to decline as documentation is generated to meet requirements of Statement of Financial Accounting Standards No. 133, ''Accounting for Derivative Instruments and Hedging Activities’’ (SFAS No. 133), as amended, which would limit the impact on earnings to the ineffective portion of the hedge rather than the entire change in fair value.
Critical Accounting Policies
Our discussion and analysis of financial condition and results of operations are based upon our combined financial statements, which have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States (GAAP). All significant intercompany balances and transactions have been eliminated in combination.
The preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses in the reporting period. Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 2 to our combined financial statements included in our Registration Statement on Form S-11 dated October 26, 2005. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Other companies in similar businesses may utilize different estimation policies and methodologies, which may impact the comparability of our results of operations and financial condition to those companies.
Investments in Real Estate

Acquisition of real estate. The price that we pay to acquire a property is impacted by many factors, including the condition of the buildings and improvements, the occupancy of the building, the existence of above and below market tenant leases, the creditworthiness of the tenants, favorable or unfavorable financing, above or below market ground leases and numerous other factors. Accordingly, we are required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on our estimate of the fair values of such assets and liabilities. This includes determining the value of the buildings and improvements, land, any ground leases, tenant improvements, in-place tenant leases, tenant relationships, the value (or negative value) of above (or below) market leases and any debt assumed from the seller or loans made by the seller to us. Each of these estimates requires significant judgment and some of the estimates involve complex calculations. Our calculation methodology is summarized in Note 2 to the Predecessor’s audited combined financial statements included our in Final Prospectus dated October 26, 2005. These allocation assessments have a direct impact on our results of operations because if we were to allocate more value to land there would be no depreciation with respect to such amount or if we were to allocate more value to the buildings as opposed to allocating to the value of tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the terms of the leases. Additionally, the amortization of value (or negative value) assigned to above (or below) market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place leases and tenant relationships, which is included in depreciation and amortization in our combined statements of operations.
Useful lives of assets. We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in real estate we would depreciate such investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.
Asset impairment valuation. We review the carrying value of our properties when circumstances, such as adverse market conditions, indicate a potential impairment may exist. We base our review on an estimate of the future cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our evaluation indicates that we may be unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. These losses have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be long-lived assets to be held and used are considered on an undiscounted basis to determine whether an asset has been impaired, our strategy of holding properties over the long-term directly decreases the likelihood of recording an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If we determine that impairment has occurred, the affected assets must be reduced to their fair value. No such impairment losses have been recognized to date. We estimate the fair value of rental properties utilizing a discounted cash flow analysis that includes projections of future revenues, expenses and capital improvement costs, similar to the income approach that is commonly utilized by appraisers.
Revenue Recognition
Rental income related to non-cancelable operating leases is recognized using the straight line method over the terms of the tenant leases. Deferred rents included in our combined balance sheets represent the aggregate excess of rental revenue recognized on a straight line basis over the rental revenue that would be recognized under the terms of the leases. Our leases generally contain provisions under which the tenants reimburse us for all property operating expenses and real estate taxes incurred by us. Such reimbursements are recognized in the period that the expenses are incurred. Lease termination fees are recognized when the related leases are canceled and we have no continuing obligation to provide services to such former tenants. As discussed above, we recognize amortization of the value of acquired above or below market tenant leases as a reduction of rental income in the case of above market leases or an increase to rental revenue in the case of below market leases. We receive fees for property management and development and consulting services from time to time from third parties which is reflected as fee revenue.

Management fees are generally based on a percentage of revenues for the month as defined in the related property management agreements. Development and consulting fees are recorded on a percentage of completion method using management’s best estimate of time and costs to complete projects. We have a long history of developing reasonable and dependable estimates related to development or consulting contracts with clear requirements and rights of the parties to the contracts. Although not frequent, occasionally revisions to estimates of costs are necessary and are reflected as a change in estimate when known. Other income shown in the statement of operations, generally includes interest income, primarily from the amortization of unearned income on a sales-type capital lease recognized in accordance with Statement of Financial Accounting Standards No. 13, and other income incidental to our operations and is recognized when earned.
We must make subjective estimates as to when our revenue is earned and the collectibility of our accounts receivable related to minimum rent, deferred rent, expense reimbursements, lease termination fees and other income. We specifically analyze accounts receivable and historical bad debts, tenant concentrations, tenant creditworthiness, and current economic trends when evaluating the adequacy of the allowance for bad debts. These estimates have a direct impact on our net income because a higher bad debt allowance would result in lower net income, and recognizing rental revenue as earned in one period versus another would result in higher or lower net income for a particular period.
Results of Operations
Comparison of the three and nine months ended September 30, 2005 and September 30, 2004
Revenue. Total revenue increased $611, or 5.6%, and $1,282, or 3.8%, for the three and nine months ended September 30, 2005, respectively. This increase is primarily due to an increase in property rental revenue.
Property rental revenue increased $517, or 5.1%, and $1,725, or 5.7%, for the three and nine months ended September 30, 2005, respectively. This increase is due primarily to general increases in rent related to consumer price index, or CPI, escalation clauses as well as one new wholly owned property in operation during the three months ended September 30, 2005 and three new wholly owned properties in operations during the nine months ended September 30, 2005 that were not in operation for the respective periods in 2004.
Fee revenue increased $110, or 32.3%, for the three months ended September 30, 2005 due to the timing of services performed related to development projects. For the three months ended September 30, 2005, there were three active projects versus one for the three months ended September 30, 2004. Fee revenue decreased $385, or 22.9%, for the nine months ended September 30, 2005 due to a project where services were performed prior to 2004 but collectibility was not assured; however, during 2004 payment was received and the revenue was recognized. During 2005 there were no similar events.
Property operating expenses. Property operating expenses increased $272, or 7.1%, and $745, or 6.7%, for the three and nine months ended September 30, 2005, respectively. The increase is due primarily to general expense increases related to inflation as well as the expenses of one and three new wholly owned properties in operation for three and nine months ended September 30, 2005, respectively, that were not in operation during the same periods in 2004.
Interest expense. Interest expense decreased $1,209, or 34.0%, for the three months ended September 30, 2005 primarily due to a change in interest rate swap fair values which decreased three months ended September 30, 2005 expense by $919 and increased three months ended September 30, 2004 expense by $439, for a total decrease of $1,358. Interest expense increased $405, or 5.7%, for the nine months ended September 30, 2005 due to interest on three new properties and an increase in interest expense on variable rate debt related to an increase in interest rates from the nine months ended September 30, 2004 to the nine months ended September 30, 2005.
Depreciation and amortization expenses. Depreciation and amortization increased $171, or 7.2%, and $443, or 6.1%, for the three and nine months ended September 30, 2005, respectively, due primarily to the addition of new properties during 2005.

General and administrative expenses. General and administrative expenses increased $1,114, or 184.7%, and $2,134, or 93.1%, for the three and nine months ended September 30, 2005, respectively, primarily due to accounting, auditing, and other costs associated with preparing for the Offering.
The above changes contributed to an increase in net income of $278, or 49.3%, for the three months ended September 30, 2005 and a decrease in net income of $2,449, or 42.9%, for the nine months ended September 30, 2005.
Cash Flows
Comparison of the nine months ended September 30, 2005 and September 30, 2004
Cash provided by operating activities was $9,701 and $13,159 during the nine months ended September 30, 2005 and 2004, respectively. The decrease in 2005 was due primarily to legal, accounting and auditing costs associated with preparing for the Offering, reduced development and management fees, and increased interest costs.
Cash used in investing activities was $5,025 and $11,099 during the nine months ended September 30, 2005 and 2004, respectively. The decrease in 2005 was primarily due to two development projects and one acquisition in 2004 as compared to one development project in 2005 offset by a decrease in restricted cash for escrow accounts.
Cash used in financing activities was $5,949 for the nine months ended September 30, 2005, compared to cash provided by financing activities of $1,228 during the nine months ended September 30, 2004 due primarily to proceeds received in 2004 from a mortgage note payable and equity contributions used to acquire Rowan Outpatient Surgery Center, proceeds received from other refinancings, offset by reduced mid-year distributions in 2005 due to costs associated with the Offering and capital expenditures reserves.
Liquidity and Capital Resources
As of September 30, 2005, we had $12,186 available in cash and cash equivalents. Going forward we will be required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders on an annual basis due to qualification requirements as a REIT. Therefore, as a general matter, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.
As a result of the Offering and the Formation Transactions, our debt and liquidity changed significantly. Therefore, the Predecessor’s debt position and liquidity as of September 30, 2005 should be reviewed in conjunction with the Formation Transactions and liquidity position as discussed in our Final Prospectus dated October 26, 2005.
On November 1, 2005, the Company, as guarantor, and the Operating Partnership entered into a $100 million unsecured revolving credit facility (the “Credit Facility”), with a syndicate of financial institutions (including Bank of America, N.A., Citicorp North America, Inc. and Branch Banking & Trust Company) (collectively, the “Lenders”), with Bank of America, N.A., as the administrative agent for the Lenders, and Banc of America Securities LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint book managers. The Credit Facility shall be available to fund working capital and other corporate purposes; finance acquisition and development activity; and refinance existing and future indebtedness. The Credit Facility permits the Operating Partnership to borrow up to $100 million of revolving loans, with sub-limits of $25 million for swingline loans and $25 million for letters of credit.
The Credit Facility shall terminate and all amounts outstanding thereunder shall be due and payable in full three years from November 1, 2005, subject to a one-year extension, at the Operating Partnership’s option. The Credit Facility also allows for up to $150 million of increased availability (to a total aggregate available amount of $250 million), at the Operating Partnership’s option but subject to each Lender’s option to increase its commitments. This Credit Facility is guaranteed by the Company and certain of its subsidiaries. The interest rate on loans under the Credit Facility equals, at our election, either (1) LIBOR plus a margin of between 100 to 130 basis points based on our leverage ratio or (2) the higher of the federal funds rate plus 50 basis points or Bank of America, N.A.’s prime rate.

The Credit Facility contains customary terms and conditions for credit facilities of this type, including: (1) limitations on our ability to (A) incur additional indebtedness, (B) make distributions to our stockholders, subject to complying with REIT requirements, and (C) make certain investments, (2) maintenance of a pool of unencumbered assets subject to certain minimum valuations thereof and (3) requirements for us to maintain certain financial coverage ratios. These customary financial coverage ratios and other conditions include a maximum leverage ratio (65%, with flexibility for one two quarter increase to not more than 75%), minimum fixed charge coverage ratio (175%), maximum combined secured indebtedness (50%), maximum recourse indebtedness (15%), maximum unsecured indebtedness (60%, with flexibility for one two quarter increase to not more than 75%), minimum unencumbered interest coverage ratio (200%) and minimum combined tangible net worth ($30 million plus 85% of net proceeds of equity issuances by the Company and its subsidiaries after November 1, 2005).
Subsequent to September 30, 2005, we repaid the indebtedness described in “Use of Proceeds” in our Final Prospectus dated October 26, 2005. Total principal repaid in connection with these repayments was approximately $73,600.
We believe that we will have sufficient capital resources as a result of operations and the borrowings in place to fund ongoing operations.
We declared a pro rata dividend for the period from November 1, 2005 through December 31, 2005. The declared divided is $0.2333 per common share and per limited partnership unit and is payable on December 27, 2005. The total distribution is $2,887 and will be funded from cash provided by operations and we may be required to borrow funds under our unsecured credit facility.
Long-Term Liquidity Needs
Our principal long-term liquidity needs consist primarily of new property development, property acquisitions, principal payments under various mortgages and other credit facilities, and non-recurring capital expenditures We expect to meet our long-term liquidity needs with net cash from operations, long-term secured indebtedness, funds from our unsecured credit facility, and issuance of equity and debt securities.
Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2005, including the maturities and scheduled principal repayments and the commitments due in connection with our ground leases and operating leases for the periods indicated:

	Through
	Remainder
Obligation	of 2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt (principal)	$16,283	$45,363	$45,595	$48,831	$14,705	$44,907	$215,684
Interest payments	4,051	10,524	8,454	5,716	3,049	10,311	42,105

Ground leases	24	94	94	94	94	2,091	2,491
Operating leases	5	21	5	3	—	—	34

Total	$20,363	$56,002	$54,148	$54,644	$17,848	$57,309	$260,314

Subsequent to September 30, 2005, the indebtedness described in “Use of Proceeds” in our Final Prospectus dated October 26, 2005 was repaid. The following table summarizes our contractual obligations on a pro forma basis as of September 30, 2005, including the maturities and scheduled principal repayments and the commitments due in connection with our ground leases and operating leases for the periods indicated:

	Through
	Remainder
Obligation	of 2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt (principal)	$14,013	$4,493	$39,248	$27,107	$11,500	$44,907	$141,268
Interest payments	2,584	7,412	6,837	4,629	2,960	10,311	34,733
Ground leases	24	94	94	94	94	2,091	2,491
Operating leases	5	21	5	3	—	—	34

Total	$16,626	$12,020	$46,184	$31,833	$14,554	$57,309	$178,526

Off-Balance Sheet Arrangements
We do not anticipate having any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we are not expected to guarantee the obligations of unconsolidated entities or to provide funding to any such entities. Accordingly, we do not expect to be exposed to any financing, liquidity, market or credit risk that could arise from these relationships.
Currently, and in the future, we will guarantee debt in connection with our development activities, including joint ventures. The Predecessor has guaranteed, in the event of a default, the mortgage notes payable for two unconsolidated real estate joint ventures. An initial liability of $131 has been recorded for these guarantees using expected present value measurement techniques. The Predecessor has recorded a corresponding increase in its investment asset related to the entities. For one mortgage note payable with a principal balance of $5,888 at September 30, 2005, the guarantee will be released upon completion of the project and commencement of rental income, which is expected to occur in the first quarter of 2006. The other guarantee, with a principal balance of $9,202 at September 30, 2005, will be released upon the full repayment of the mortgage note payable, which matures in December 2006. The mortgages are collateralized by property and the collateral will revert to the guarantor in the event the guarantee is performed.
Cogdell Spencer Advisers, Inc. and certain of its members have also guaranteed, in the event of a default, the notes payable for two unconsolidated real estate joint ventures. These guarantees were entered into prior to December 31, 2002. One note payable matures in 2005 and has a principal balance of $1,613 at September 30, 2005, and the other note payable matures in 2006 and has a principal balance of $75 at September 30, 2005. The value of the investment in real estate is estimated to be in excess of the notes payable.
As we have never had to perform on debt that we have guaranteed, we do not expect to have to perform any guarantees in the future and therefore we do not expect our guarantees to have a material impact on our financial statements.
Recent Accounting Pronouncements
Based on our review of recent accounting pronouncements released during the quartered ended September 30, 2005, we have not identified any standard requiring adoption that would have a material impact on our financial position or results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use some derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.
As of September 30, 2005, we had approximately $215.7 million of consolidated debt outstanding. Approximately $149.0 million, or 69.1%, of our total combined debt was variable rate debt. Approximately $66.7 million, or 30.9%, of our total indebtedness was subject to fixed interest rates for a minimum of two years. We have seven interest rate swaps in place in an aggregate amount of $80.7 million.
If LIBOR were to increase by 100 basis points, the increase in interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $1.5 million. Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.
ITEM 4. CONTROLS AND PROCEDURES
Our Chief Executive Officer and Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2005, have concluded that the disclosure controls and procedures of the Predecessor and the Company were effective to ensure the timely collection, evaluation and disclosure of information relating to the Predecessor and the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.
During the three month period ended September 30, 2005, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Predecessor’s or the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are not involved in any material litigation nor, to our knowledge, is any material litigation pending or threatened against us, other than routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and not expected to harm our business, financial condition or results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	In connection with the Company’s initial public offering, we issued shares as part of various Formation Transactions:
•	Pursuant to separate merger, contribution and related agreements, the holders of ownership interests in the Predecessor (other than Cogdell Spencer Advisors, Inc.) contributed their interests in the properties and assets owned by the existing entities to the Company and interests in eight existing joint ventures with third parties in exchange for approximately 378,153 shares of our common stock and 3,838,587 units of limited partnership interest in Cogdell Spencer LP (the “OP units”) having an aggregate value of approximately $80.1 million;

•	The stockholders of Cogdell Spencer Advisors, Inc. exchanged all of their stock in Cogdell Spencer Advisors, Inc. for approximately 1,464,121 shares of our common stock; and

•	We acquired one property, 190 Andrews, located in Greenville, South Carolina. This property was acquired from its tenant-owners in exchange for 188,236 OP units, equal to $3.2 million, based upon the initial public offering price of $17.00 per share.
(b)	The effective date of our Registration Statement filed on Form S-11 under the Securities Act relating to the Offering of shares of common stock was October 26, 2005. A total of 5,800,000 shares of common stock were sold initially, and an additional 300,000 were sold under an over-allotment option. The co-lead underwriters for the offering were Banc of America Securities LLC and Citigroup. The co-manager was BB&T Capital Markets.
The Offering has been completed. The aggregate offering price was $98,600,000. The underwriting discount and commissions were $6,261,100, none of which were paid to our affiliates. We received net proceeds of $92,700,000 after the exercise of the over-allotment, after deducting the underwriting discounts and commissions, financial advisory fees and estimated expenses of the offering.
We used the net proceeds from the offering and $18.1 million in borrowings under our unsecured credit facility to:
•	repay approximately $71.2 million existing indebtedness, including prepayment penalties;

•	pay $36.5 million to acquire interests in the predecessor entities from those investors who elected to receive cash in the Formation Transactions;

•	pay $1.1 million to acquire a fee simple interest in our Baptist Northwest property; and

•	pay unsecured credit facility fees of $0.5 million.
(c) Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
10.1.	Registration Rights Agreement, by and among Cogdell Spencer Inc., and the partners listed on Schedule 1 hereafter

31.1.	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2.	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1.	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cogdell Spencer Inc.
Registrant

Date: December 9, 2005	/s/ Frank C. Spencer

Frank C. Spencer
President and Chief Executive Officer

Date: December 9, 2005	/s/ Charles M. Handy

Charles M. Handy
Senior Vice President and Chief Financial Officer