Form 10-K
period 2005-12-31
Cogdell Spencer Inc.
filed 2006-03-31
CIK 1332896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-32649

COGDELL SPENCER INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-3126457 (I.R.S. Employer Identification No.)
4401 Barclay Downs Drive, Suite 300 Charlotte, North Carolina (Address of principal executive offices)	28209 (Zip code)

Registrant’s telephone number, including area code:
(704) 940-2900

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange, Inc.

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑.

Indicate by check mark whether the registrant is a Shell Company (as defined in rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter. Not applicable.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 7,999,574 shares of common stock, par value $0.01 per share, outstanding as of March 15, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2006 Annual Meeting, to be filed within 120 days after the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

COGDELL SPENCER INC.

Explanatory Note

Note that the financial statements covered in this report for the period from January 1, 2005 to October 31, 2005 and for the years ended December 31, 2004 and 2003, contain the results of operations and financial condition of Cogdell Spencer Inc. Predecessor, which is not a legal entity, but represents a combination of certain real estate entities based on common management by Cogdell Spencer Advisors, Inc. In addition, the financial statements covered in this report contain the results of operations and financial condition of Cogdell Spencer Inc. for the period from November 1, 2005 to December 31, 2005. Due to the timing of the initial public offering and the formation transactions, Cogdell Spencer Inc. (“the Company”) does not believe that the results of operations set forth in this document are necessarily indicative of the Company’s future operating results as a publicly-held company.

Statements Regarding Forward-Looking Information

When used in this discussion and elsewhere in this Annual Report on Form 10-K, the words “believes,” “anticipates,” “projects,” “should,” “estimates,” “expects,” and similar expressions are intended to identify forward-looking statements with the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities and Exchange Act of 1934, as amended. Actual results may differ materially due to uncertainties including:

•	the Company’s business strategy;

•	the Company’s ability to obtain future financing arrangements;

•	estimates relating to the Company’s future distributions;

•	the Company’s understanding of the Company’s competition;

•	the Company’s ability to renew the Company’s ground leases;

•	changes in the reimbursement available to the Company’s tenants by government or private payors;

•	the Company’s tenants’ ability to make rent payments;

•	defaults by tenants;

•	market trends; and

•	projected capital expenditures.

Forward-looking statements are based on estimates as of the date of this report. The Company disclaims any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

i

PART I

Item 1.	Business

The Company

Cogdell Spencer Inc. (the “Company”), incorporated in Maryland in 2005, is a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”) that invests in specialty office buildings for the medical profession, including medical offices, ambulatory surgery and diagnostic centers. The Company focuses on the ownership, development, redevelopment, acquisition and management of strategically located medical office buildings and other healthcare related facilities primarily in the southeastern United States. The Company has been built around understanding and addressing the specialized real estate needs of the healthcare industry. The Company’s management team has developed long-term and extensive relationships through developing and maintaining modern, customized medical office buildings and healthcare related facilities. The Company has been able to maintain occupancy above market levels and secure strategic hospital campus locations. The Company operates its business through Cogdell Spencer LP, its operating partnership subsidiary, and its subsidiaries.

The Company derives a significant portion of its revenues from rents received from tenants under existing leases in medical office buildings and other healthcare related facilities. The Company derives a lesser portion of its revenues from fees that are paid for managing and developing medical office buildings and other healthcare related facilities for third parties. The Company’s management believes a strong internal property management capability is a vital component of the Company’s business, both for the properties the Company owns and for those that the Company manages.

As of December 31, 2005, the Company owned and/or managed 72 medical office buildings and healthcare related facilities, serving 18 hospital systems in seven states. The Company’s aggregate portfolio was comprised of:

•	45 wholly owned properties;

•	eight joint venture properties; and

•	19 properties owned by third parties (17 of which are for clients with whom the Company has an existing investment relationship).

At December 31, 2005, the Company’s aggregate portfolio contains approximately 3.5 million net rentable square feet, consisting of approximately 2.2 million net rentable square feet from wholly owned properties, approximately 0.4 million net rentable square feet from joint venture properties, and approximately 0.9 million net rental square feet from properties owned by third parties and managed by the Company. Approximately 73.0% of the net rentable square feet of the wholly owned properties are situated on hospital campuses. As such, the Company believes its assets occupy a premier franchise location in relationship to local hospitals, providing the Company’s properties with a distinct competitive advantage over alternative medical office space in an area. As of December 31, 2005, the Company’s wholly owned properties were approximately 95.7% occupied, with a weighted average remaining lease term of approximately 3.5 years.

Initial Public Offering and Formation Transactions

The Company completed its initial public offering (the “Offering”) on November  1, 2005. The Offering resulted in the sale of 5,800,000 shares of common stock at a price of $17.00 per share, generating gross proceeds to the Company of $98.6 million. On November 29, 2005, an additional 300,000 shares of common stock were sold at $17.00 per share as a result of the underwriters exercising their over-allotment option, generating gross proceeds to the Company of $5.1 million. The aggregate proceeds to the Company, net of underwriter’s discounts, commissions and financial advisory fees and other offering costs, were approximately $89.9 million.

On November 1, 2005, concurrent with the consummation of the Offering, the Company and a newly formed majority-owned limited partnership, Cogdell Spencer LP (the “Operating Partnership”), and its taxable REIT subsidiary, together with the partners and members of the affiliated partnerships and limited liability companies of Cogdell Spencer Inc. Predecessor (the “Predecessor”), engaged in certain formation transactions (the “Formation Transactions”). The Operating Partnership received a contribution of interests in the Predecessor in exchange for units of limited partnership interest in the Operating Partnership, shares of the Company’s common stock and/or cash.

The Company used the net proceeds from the Offering, borrowings under the Company’s unsecured credit facility, and cash to:

•	repay approximately $71.2 million existing indebtedness, including accrued interest;

•	pay $36.5 million to acquire interests in the predecessor entities from those investors who elected to receive cash in the Formation Transactions;

•	pay $1.1 million to acquire a fee simple interest in the Company’s Baptist Northwest property; and

•	pay unsecured credit facility fees of $0.5 million.

The Company’s Management Company

The Company will elect to be taxed as a REIT for federal income tax purposes commencing with the tax year ended December 31, 2005. In order to qualify as a REIT, a specified percentage of the Company’s gross income must be derived from real property sources, which would generally exclude the Company’s income from providing development and management services to third parties. In order to avoid realizing such income in a manner that would adversely affect the Company’s ability to qualify as a REIT, some services are provided through the Company’s Management Company, electing, together with the Company, to be treated as a “taxable REIT subsidiary” or “TRS.” The Management Company is wholly owned and controlled by the Operating Partnership.

Management

The Company’s senior management team has an average of more than ten years of healthcare real estate experience and has been involved in the development, redevelopment and acquisition of a broad array of medical office space. The Company’s Chairman and founder, James W. Cogdell, has been in the healthcare real estate business for more than 33 years, and Frank C. Spencer, Chief Executive Officer, President and a member of the Company’s board of directors, has more than ten years of experience in the industry. Three members of the senior management team have entered into employment agreements with the Company.. At December 31, 2005, the Company’s senior management team owned approximately 21.7% of the Operating Partnership units and Company common stock on a fully diluted basis.

Business and Growth Strategies

The Company’s primary business objective is to develop and maintain client relationships in order to maximize cash flow available for distribution to the Company’s stockholders.

Operating Strategy

The Company’s operating strategy consists of the following principal elements:

•	Strong Relationships with Physicians and Hospitals.

Healthcare is fundamentally a local business. The Company believes it has developed a reputation based on trust and reliability among physicians and hospitals and believes that these relationships position the Company to secure new development projects and new property acquisition opportunities with both new and existing parties. Many of the Company’s healthcare system clients have collaborated with the Company on multiple projects, including the Company’s five largest healthcare system clients, with which exists an average relationship lasting more than 22 years. The Company’s strategy is to continue to grow its portfolio by leveraging these relationships to acquire existing properties and to selectively develop new medical office buildings and healthcare related facilities in communities in need of additional facilities to support the delivery of medical services. The Company believes that physicians particularly value renting space from a trusted and reliable property owner that consistently delivers an office environment that meets their specialized needs.

•	Active Management of the Company’s Properties.

The Company has developed a comprehensive approach to property and operational management to maximize the operating performance of its medical office buildings and healthcare related facilities, leading to high levels of tenant satisfaction. This fully-integrated property and operating management allows the Company to provide high quality seamless services to its tenants on a cost-effective basis. The Company believes its operating efficiencies, which consistently exceed industry standards, will allow the Company to control costs for its tenants. The Company intends to maximize the Company’s stockholders’ return on their investment and to achieve long-term functionality and appreciation in its medical office buildings and healthcare related facilities through continuing its practice of active management of its properties. The Company manages its properties with a view toward creating an environment that supports successful medical practices. The properties are clean and kept in a condition that is conducive to the delivery of top-quality medical care to patients. The Company understands that in order to maximize the value of its investments, its tenants must prosper as well. Therefore, the Company is committed to maintaining its properties at the highest possible level.

•	Key On-Campus Locations.

At December 31, 2005, approximately 73.0% of the net rentable square feet of the wholly owned properties are situated on hospital campuses. On-campus properties provide the Company’s physician-lessees and their patients with a convenient location so that they can move between medical offices and hospitals with ease, which drives revenues for the Company’s physician-lessees. Many of these properties occupy a premier franchise location in relationship to the local hospital, providing the Company’s properties with a distinct competitive advantage over alternative medical office space in the area. The Company has found that the factors most important to physician-lessees when choosing a medical office building or healthcare related facility in which to locate their offices are convenience to a hospital campus, clean and attractive common areas, state-of-the-art amenities and tenant improvements tailored to each practice.

•	Loyal and Diverse Tenant Base.

The Company’s focus on maintaining the Company’s physician-lessees’ loyalty is a key component of the Company’s marketing and operating strategy. A focus on physician-lessee loyalty and the involvement of the physician-tenants and hospitals as investors in the Company’s properties results in one of the more stable and diversified tenant bases of any office company in the United States. The Company’s lease renewal rates, based on net rentable square feet renewing each year, were 87.3% in 2005, 94.7% in 2004, and 98.0% in 2003. In addition, as of December 31, 2005, the Company’s properties had an average occupancy rate of approximately 95.7%. The Company’s tenants are diversified by type of medical practice, medical specialty and sub-specialty. As of December 31, 2005 no single tenant accounted for more than 7.1% of the annualized base rental revenue at the wholly owned properties. None of the tenants are in default.

•	Unique Focus.

The Company focuses exclusively on the ownership, development, redevelopment, acquisition and management of medical office buildings and healthcare related facilities primarily in the southeastern United States. The Company believes this targeted focus on the Southeast enables the Company to capitalize on favorable demographic and population growth trends. In addition, this focus on medical office buildings and healthcare related facilities allows the Company to own, develop, redevelop, manage and acquire medical office buildings and healthcare related facilities more effectively and profitably than its competition. Unlike many other public companies that simply engage in sale/leaseback arrangements in the healthcare real estate sector, the Company operates its properties. The Company believes that this focus may position the Company to achieve additional cash flow growth.

Acquisition and Development Strategy

The Company’s acquisition and development strategy consists of the following principal elements:

•	Development Expertise.

The Company’s development activities have been focused on the design, construction and financing of medical office buildings and healthcare related facilities. The Company’s Predecessor has completed the development of more than 70 medical office properties, many of which represent repeat business with its clients. The Company has built strong relationships with leading for-profit and non-profit medical institutions who look to us to provide real estate solutions that will support the growth of a medical community built around their hospitals and regional medical centers. The Company focuses exclusively on medical office buildings and healthcare related facilities and believe that the Company’s understanding of real estate and healthcare gives us a competitive advantage over less specialized developers. Further, the Company’s regional focus has provided extensive local industry knowledge and insight. The Company believes the network of relationships that have been developed in both the real estate and healthcare industries over the past 33 years provides access to a large volume of potential development and acquisition opportunities.

•	Selective Development and Acquisitions.

The Company’s intends to leverage its strong development and acquisition track record to continue to grow its portfolio of medical office buildings and healthcare related facilities by selectively acquiring existing medical office buildings and by developing new projects in communities in need of additional facilities to support the delivery of medical services.

•	Develop and Maintain Strategic Relationships.

The Company intends to build upon its key strategic relationships with physicians, hospitals, not-for-profit agencies and religious entities that sponsor healthcare services to further enhance the Company’s franchise. Historically, the Predecessor financed real property acquisitions through joint ventures in which the physician-lessees, and in some cases local hospitals or regional medical centers, provided the equity capital. The Company expects to continue entering into joint ventures with individual physicians, physician groups and hospitals. These joint ventures have been, and the Company believes will continue to be, a source of development and acquisition opportunities. Of the 48 healthcare properties the management team developed or acquired over the past ten years, 34 of them represent repeat transactions with an existing client institution. The Company anticipates that it will also continue to offer potential physician-lessees the opportunity to invest in the Company in order that they may continue to feel a strong sense of attachment to the property in which they practice. The Company intends to continue to work closely with its tenants in order to cultivate long-term working relationships and to maximize new business opportunities. From time to time, the Company may make investments or agree to terms that support the objectives of clients without necessarily maximizing the Company’s short-term financial return. The Company believes that this philosophy allows the Company to build long-term relationships and obtain franchise locations otherwise unavailable to the Company’s competition.

•	Investment Criteria and Funding.

The Company intends to expand in its existing markets and into markets that research indicates will meet its investment strategy in the future. The Company generally will seek to select clients and assets in locations that the Company believes will complement its existing portfolio. The Company may also selectively pursue portfolio opportunities outside of its existing markets that will not only add incremental value, but will also add diversification and economies of scale to the existing portfolio.

In assessing a potential development or acquisition opportunity, the Company focuses on the economics of the medical community and the strength of local hospitals. The analysis focuses on trying to place the project on a hospital campus or in a strategic growth corridor based on demographics.

As an incentive for future development deals, the Company intends to establish a program whereby units of limited partnership interests or common stock can be offered to potential development partners to help finance a project. Historically, the Company has financed real property acquisitions through joint ventures in which the physicians who lease space at the properties, and in some cases, local hospitals or regional medical centers, provided the equity capital. The Company expects to continue this practice of entering into joint ventures with individual physicians, physician groups and hospitals.

On November 1, 2005, the Company, as guarantor, and its Operating Partnership entered into a $100.0 million unsecured revolving credit facility (the “Credit Facility”). As of December 31, 2005, the Credit Facility had approximately $79.9 million of available borrowings, which the Company can use to finance development and acquisition opportunities. The Company plans to finance future acquisitions through a combination of borrowings under the Credit Facility, traditional secured mortgage financing, and equity offerings.

Regulation

The following discussion describes certain material U.S. federal healthcare laws and regulations that may affect the Company’s operations and those of the Company’s tenants. However, the discussion does not address state healthcare laws and regulations, except as otherwise indicated. These state laws and regulations, like the U.S. federal healthcare laws and regulations, could affect the Company’s operations and those of the Company’s tenants.

The regulatory environment remains stringent for healthcare providers. Fraud and abuse statutes that regulate hospital and physician relationships continue to broaden the industry’s awareness of the need for experienced real estate management. New requirements for Medicare coding, physician recruitment and referrals, outlier charges to commercial and government payors, and corporate governance have created a difficult operating environment for some hospitals.

Generally, healthcare real estate properties are subject to various laws, ordinances and regulations. Changes in any of these laws or regulations, such as the Comprehensive Environmental Response and Compensation Liability Act, increase the potential liability for environmental conditions or circumstances existing or created by tenants or others on properties. In addition, laws affecting development, construction, operation, upkeep, safety and taxation requirements may result in significant unanticipated expenditures, loss of healthcare real estate property sites or other impairments to operations, which would adversely affect the Company’s cash flows from operating activities.

As the existing entities are not healthcare providers, the healthcare regulatory restrictions that apply to physician investment in healthcare providers are not applicable to the ownership interests held by physicians in the existing properties. For example, the Stark II law, which prohibits physicians from referring patients to any entity if they have a financial relationship with or ownership interest in the entity and the entity provides certain designated health services, does not apply to physician ownership in the existing entities because these entities do not own or operate hospitals, nor do they provide any designated health services. In addition, the Federal Anti-Kickback Statute, which generally prohibits payment or solicitation of remuneration in exchange for referrals for items and services covered by federal health care programs to persons in a position to refer such business, also does not apply to ownership in the existing properties as these entities do not provide or bill for medical services of any kind. Similar state laws that prohibit physician self referrals or kickbacks also do not apply for the same reasons. Notwithstanding the foregoing, the Company cannot assure you that regulatory authorities will agree with the Company’s interpretation of these laws.

Under the Americans with Disabilities Act of 1990, or the ADA, all places of public accommodation are required to meet certain U.S. federal requirements related to access and use by disabled persons. A number of additional U.S. federal, state and local laws also exist that may require modifications to properties, or restrict certain further renovations thereof, with respect to access thereto by disabled persons. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, and in substantial capital expenditures. To the extent the Company’s properties are not in compliance, the Company may incur additional costs to comply with the ADA.

Property management activities are often subject to state real estate brokerage laws and regulations as determined by the particular real estate commission for each state.

In addition, state and local laws regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of healthcare related facilities, by requiring a certificate of need, which is issued by the applicable state health planning agency only after that agency makes a determination that a need exists in a particular area for a particular service or facility, or other similar approval. New laws and regulations, changes in existing laws and regulations or changes in the interpretation of such laws or regulations could negatively affect the financial condition of the Company’s lessees. These changes, in some cases, could apply retroactively. The enactment, timing or effect of legislative or regulatory changes cannot be predicted. In addition, certain of the Company’s medical office buildings and healthcare related facilities and their lessees may require licenses or certificates of need to operate. Failure to obtain a license or certificate of need, or loss of a required license would prevent a facility from operating in the manner intended by the lessee.

Environmental Matters

Pursuant to U.S. federal, state and local environmental laws and regulations, a current or previous owner or operator of real property may be required to investigate, remove and/or remediate a release of hazardous substances or other regulated materials at or emanating from such property. Further, under certain circumstances, such owners or operators of real property may be held liable for property damage, personal injury and/or natural resource damage resulting from or arising in connection with such releases. Certain of these laws have been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The failure to properly remediate the property may also adversely affect the owner’s ability to lease, sell or rent the property or to borrow funds using the property as collateral.

In connection with the ownership, operation and management of the Company’s current or past properties and any properties that the Company may acquire and/or manage in the future, the Company could be legally responsible for environmental liabilities or costs relating to a release of hazardous substances or other regulated materials at or emanating from such property. In order to assess the potential for such liability, the Company conducts an environmental assessment of each property prior to acquisition and manages the Company’s properties in accordance with environmental laws while the Company owns or operates them. All of the Company’s leases contain a comprehensive environmental provision that requires tenants to conduct all activities in compliance with environmental laws and to indemnify the owner for any harm caused by the failure to do so. In addition, the Company has engaged qualified, reputable and adequately insured environmental consulting firms to perform environmental site assessments of all of the Company’s properties and is not aware of any environmental issues that are expected to have materially impacted the operations of any property.

Insurance

The Company believes that its properties are covered by adequate fire, flood, earthquake, wind (as deemed necessary or as required by the Company’s lenders) and property insurance, as well as commercial liability insurance, provided by reputable companies and with commercially reasonable deductibles and limits. Furthermore, the Company believes its businesses and assets are likewise adequately insured against casualty loss and third party liabilities. The Company engages a risk management consultant. Changes in the insurance market since September 11, 2001 have caused increases in insurance costs and deductibles, and have led to more active management of the insurance component of the Company’s budget for each project; however, most of the Company’s leases provide that insurance premiums are considered part of the operating expenses of the respective property, and the tenants are therefore responsible for any increases in the Company’s premiums.

Competition

The Company competes in developing and acquiring medical office buildings and healthcare related facilities with financial institutions, institutional pension funds, real estate developers, other REITs, other public and private real estate companies and private real estate investors.

Depending on the characteristics of a specific market, the Company may also face competition in leasing available medical office buildings and healthcare related facilities to prospective tenants. However, the Company believes that it brings a depth of knowledge and experience in working with physicians, hospitals, not-for-profit agencies and religious entities that sponsor healthcare services that makes us an attractive real estate partner for both development projects and acquisitions.

Code of Business Ethics and Corporate Governance Guidelines

The information required by this item with respect to the adoption of a code of ethics is hereby incorporated by reference to the material appearing in the Company’s Proxy Statement. The Company’s Code of Business Ethics, which applies to all employees, officers and directors, including the principal executive officer, principal financial officer and principal accounting officer, is posted on the Company’s website at http://www.cogdellspencer.com.

The Board of Directors has adopted Corporate Governance Guidelines and charters for its Audit Committee and Compensation, Nominating and Governance Committee, each of which is posted on the Company’s Web site. Investors may obtain a free copy of the Code of Business Ethics, the Corporate Governance Guidelines or the committee charters by contacting Investor Relations, Cogdell Spencer Inc., 4401 Barclay Downs Drive, Suite 300, Charlotte, North Carolina 28209, Attn: Dana Crothers or by telephoning (704) 940-2900.

Employees

As of December 31, 2005, the Company has 80 full-time employees. The Company’s employees perform various property management, maintenance, acquisition, renovation and management functions. The Company believes that the Company’s relationships with the Company’s employees are good. None of the Company’s employees are represented by a union.

Offices

The Company’s corporate headquarters are located at 4401 Barclay Downs Drive, Suite 300, Charlotte, North Carolina 28209-4670. The Company has 16 regional offices located in Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina and South Carolina. The Company believes that its current offices are adequate for its present and future operations, although it may add regional offices depending on the volume and nature of future acquisition and development projects.

Available Information

The Company files its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports to the Securities and Exchange Commission (the “SEC”). You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s Web site at www.sec.gov. The Company’s Web site is www.cogdellspencer.com. Its reports on Forms 10-K, 10-Q, and 8-K, and all amendments to those reports are posted on the Company’s Web site as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. The contents of the Company’s Web site are not incorporated by reference.

Item 1A.	Risk Factors

Risks Related to the Company’s Properties and Operations

The Company’s real estate investments are concentrated in medical office buildings and healthcare related facilities, making the Company more vulnerable economically than if the Company’s investments were diversified.

As a REIT, the Company invests primarily in real estate. Within the real estate industry, the Company selectively owns, develops, redevelops, acquires and manages medical office buildings and healthcare related facilities. The Company is subject to risks inherent in concentrating investments in real estate. The risks resulting from a lack of diversification become even greater as a result of the Company’s business strategy to invest primarily in medical office buildings and healthcare related facilities. A downturn in the medical office building industry or in the commercial real estate industry generally, could significantly adversely affect the value of the Company’s properties. A downturn in the healthcare industry could negatively affect the Company’s tenants’ ability to make rent payments to the Company, which may have a material adverse effect on the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock. These adverse effects could be more pronounced than if the Company diversified the Company’s investments outside of real estate or outside of medical office buildings and healthcare related properties.

The Company depends on significant tenants.

As of December 31, 2005, the Company’s five largest tenants represented $10.3 million, or 24.2%, of the annualized rent generated by the Company’s properties. The Company’s five largest tenants based on annualized rents are NorthEast Medical Center, Palmetto Health Alliance, Gaston Memorial Hospital, University Health Services, and Carolinas HealthCare System. The Company’s tenants may experience a downturn in their businesses, which may weaken their financial condition and result in their failure to make timely rental payments or their default under their leases. In the event of any tenant default, the Company may experience delays in enforcing the Company’s rights as landlord and may incur substantial costs in protecting the Company’s investment.

The bankruptcy or insolvency of the Company’s tenants under the Company’s leases could seriously harm the Company’s operating results and financial condition.

The Company will receive substantially all of the Company’s income as rent payments under leases of space in the Company’s properties. The Company has no control over the success or failure of the Company’s tenants’ businesses and, at any time, any of the Company’s tenants may experience a downturn in its business that may weaken its financial condition. As a result, the Company’s tenants may delay lease commencement or renewal, fail to make rent payments when due or declare bankruptcy. Any leasing delays, lessee failures to make rent payments when due or tenant bankruptcies could result in the termination of the tenant’s lease and, particularly in the case of a large tenant, may have a material adverse effect on the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock.

If tenants are unable to comply with the terms of the Company’s leases, the Company may be forced to modify lease terms in ways that are unfavorable to the Company. Alternatively, the failure of a tenant to perform under a lease or to extend a lease upon expiration of its term could require the Company to declare a default, repossess the property, find a suitable replacement tenant, operate the property or sell the property. There is no assurance that the Company will be able to lease the property on substantially equivalent or better terms than the prior lease, or at all, find another tenant, successfully reposition the property for other uses, successfully operate the property or sell the property on terms that are favorable to the Company.

If any lease expires or is terminated, the Company will be responsible for all of the operating expenses for that vacant space until it is re-let. If the Company experiences high levels of vacant space, the Company’s operating expenses may increase significantly. Any significant increase in the Company’s operating costs may have a material adverse effect on the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock.

Any bankruptcy filings by or relating to one of the Company’s tenants could bar all efforts by the Company to collect pre-bankruptcy debts from that lessee or seize its property, unless the Company receives an order permitting the Company to do so from the bankruptcy court, which the Company may be unable to obtain. A tenant bankruptcy could also delay the Company’s efforts to collect past due balances under the relevant leases and could ultimately preclude full collection of these sums. If a tenant assumes the lease while in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to the Company in full. However, if a tenant rejects the lease while in bankruptcy, the Company would have only a general unsecured claim for pre-petition damages. Any unsecured claim the Company holds may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. It is possible that the Company may recover substantially less than the full value of any unsecured claims the Company holds, if any, which may have a material adverse effect on the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock. Furthermore, dealing with a tenant bankruptcy or other default may divert management’s attention and cause the Company to incur substantial legal and other costs.

The long-term effects of Hurricane Katrina may adversely affect the ability of the Company’s tenants at two of the Company’s properties to meet future rent obligations.

Two of the Company’s properties, East Jefferson Medical Specialty Building and East Jefferson Medical Office Building, are located in Metairie, Louisiana (Jefferson Parish) which was affected by Hurricane Katrina. East Jefferson Medical Specialty Building, which represented approximately 2.2% of the Company’s annualized rent as of December 31, 2005, sustained no significant damage from the hurricane and is fully functional. East Jefferson Medical Office Building, which represented approximately 5.2% of the Company’s annualized rent as of December 31, 2005, sustained some roof damage, broken windows and wind blown water penetration. Both properties are insured and the Company’s Predecessor had cash reserves for replacement in an amount sufficient to cover any deductible. Accordingly, the Company does not expect to incur any additional capital costs to fully repair damage to East Jefferson Medical Office Building.

The Company believes Jefferson Parish will recover substantially faster than New Orleans. A slower than anticipated general recovery in Jefferson Parish may adversely affect the ability of some of the Company’s tenants to meet future rent obligations. In addition, the Company cannot predict what long-term effects the hurricane will have on medical office buildings and other healthcare related facilities in and around the affected area. A sustained decrease in the population of the areas served by the Company’s buildings or increased competition resulting from additional hospitals or medical offices being constructed as part of a recovery plan could affect the ability of some of the Company’s tenants to meet future rent obligations, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Adverse economic or other conditions in the markets in which the Company do business could negatively affect the Company’s occupancy levels and rental rates and therefore the Company’s operating results.

The Company’s operating results are dependent upon its ability to maximize occupancy levels and rental rates in the Company’s portfolio. Adverse economic or other conditions in the markets in which the Company operates may lower the Company’s occupancy levels and limit the Company’s ability to increase rents or require the Company to offer rental discounts. The following factors are primary among those which may adversely affect the operating performance of the Company’s properties:

•	the national economic climate and the local or regional economic climate in the markets in which the Company operates, which may be adversely impacted by, among other factors, industry slowdowns, relocation of businesses and changing demographics;

•	periods of economic slowdown or recession, rising interest rates or declining demand for medical office buildings and healthcare related facilities, or the public perception that any of these events may occur, could result in a general decline in rental rates or an increase in tenant defaults;

•	local or regional real estate market conditions such as the oversupply of medical office buildings and healthcare related facilities or a reduction in demand for medical office buildings and healthcare related facilities in a particular area;

•	negative perceptions by prospective tenants of the safety, convenience and attractiveness of the Company’s properties and the neighborhoods in which they are located;

•	lack of continued success of the hospitals on whose campuses the Company’s medical office buildings and healthcare related facilities are located;

•	increased operating costs, including expenditures for capital improvements, insurance premiums, real estate taxes and utilities;

•	changes in supply of or demand for similar or competing properties in an area;

•	the impact of environmental protection laws;

•	earthquakes and other natural disasters, terrorist acts, civil disturbances or acts of war which may result in uninsured or underinsured losses; and

•	changes in the tax, real estate and zoning laws.

The failure of the Company’s properties to generate revenues sufficient to meet the Company’s cash requirements, including operating and other expenses, debt service and capital expenditures, may have a material adverse effect on the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock.

All of the Company’s wholly owned properties are located in South Carolina, North Carolina, Georgia, Louisiana and Kentucky, and changes in these markets may materially adversely affect the Company.

The Company’s wholly owned properties located in South Carolina, North Carolina, Georgia, Louisiana and Kentucky provides approximately 39.4%, 37.6%, 11.8%, 7.4% and 3.8%, respectively, of the Company’s total annualized rent as of December 31, 2005. As a result of the geographic concentration of properties in these markets, the Company is particularly exposed to downturns in these local economies or other changes in local real estate market conditions. In the event of negative economic changes in these markets, the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock may be materially and adversely affected.

The Company may not be successful in identifying and consummating suitable acquisitions or investment opportunities, which may impede the Company’s growth and negatively affect the Company’s results of operations.

The Company’s ability to expand through acquisitions is integral to its business strategy and requires the Company to identify suitable acquisition candidates or investment opportunities that meet its criteria and are compatible with its growth strategy. The Company may not be successful in identifying suitable properties or other assets that meet the Company’s acquisition criteria or in consummating acquisitions or investments on satisfactory terms or at all. Failure to identify or consummate acquisitions or investment opportunities will slow the Company’s growth, which could in turn adversely affect the Company’s stock price.

The Company’s ability to acquire properties on favorable terms and successfully integrate and operate them may be constrained by the following significant risks:

•	competition from other real estate investors with significant capital, including other publicly-traded REITs and institutional investment funds;

•	competition from other potential acquirers may significantly increase the purchase price for an acquisition property, which could reduce the Company’s profitability;

•	unsatisfactory results of the Company’s due diligence investigations or failure to meet other customary closing conditions;

•	failure to finance an acquisition on favorable terms or at all;

•	the Company may spend more than the time and amounts budgeted to make necessary improvements or renovations to acquired properties; and

•	the Company may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by persons in respect of events transpiring or conditions existing before the Company acquired the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

If any of these risks are realized, the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock may be materially and adversely affected.

If the Company is unable to promptly re-let its properties, if the rates upon such re-letting are significantly lower than expected or if the Company is required to undertake significant capital expenditures to attract new tenants, then the Company’s business and results of operations would be adversely affected.

Virtually all of the Company’s leases are on a multiple year basis. As of December 31, 2005, leases representing 20% of the Company’s net rentable square feet will expire in 2006, 12% in 2007 and 16% in 2008. These expirations would account for 20%, 12% and 14% of the Company’s annualized rent, respectively. Approximately 72.4% of the square feet of the Company’s properties and 55.6% of the number of the Company’s properties are subject to certain restrictions. These restrictions include limits on the Company’s ability to re-let these properties to tenants not affiliated with the healthcare system that owns the underlying property, rights of first offer on sales of the property and limits on the types of medical procedures that may be performed. In addition, lower than expected rental rates upon re-letting could impede the Company’s growth. The Company cannot assure you that it will be able to re-let space on terms that are favorable to the Company or at all. Further, the Company may be required to make significant capital expenditures to renovate or reconfigure space to attract new tenants. If it is unable to promptly re-let its properties, if the rates upon such re-letting are significantly lower than expected or if the Company is required to undertake significant capital expenditures in connection with re-letting units, the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock may be materially and adversely affected.

Certain of the Company’s properties may not have efficient alternative uses.

Some of the Company’s properties, such as the Company’s ambulatory surgery centers, are specialized medical facilities. If the Company or the Company’s tenants terminate the leases for these properties or the Company’s tenants lose their regulatory authority to operate such properties, the Company may not be able to locate suitable replacement tenants to lease the properties for their specialized uses. Alternatively, the Company may be required to spend substantial amounts to adapt the properties to other uses. Any loss of revenues and/or additional capital expenditures occurring as a result may have a material adverse effect on the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock.

The Company faces increasing competition for the acquisition of medical office buildings and healthcare related facilities, which may impede the Company’s ability to make future acquisitions or may increase the cost of these acquisitions.

The Company competes with many other entities engaged in real estate investment activities for acquisitions of medical office buildings and healthcare related facilities, including national, regional and local operators, acquirers and developers of healthcare real estate properties. The competition for healthcare real estate properties may significantly increase the price the Company must pay for medical office buildings and healthcare related facilities or other assets the Company seeks to acquire and the Company’s competitors may succeed in acquiring those properties or assets themselves. In addition, the Company’s potential acquisition targets may find the Company’s competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger healthcare REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. This competition will result in increased demand for these assets and therefore increased prices paid for them. Because of an increased interest in single-property acquisitions among tax-motivated individual purchasers, the Company may pay higher prices if the Company purchases single properties in comparison with portfolio acquisitions. If the Company pays higher prices for medical office buildings and healthcare related facilities or other assets, the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock may be materially and adversely affected.

The Company may not be successful in integrating and operating acquired properties.

The Company expects to make future acquisitions of medical office buildings and healthcare related facilities. If the Company acquires medical office buildings and healthcare related facilities, the Company will be required to integrate them into the Company’s existing portfolio. The acquired properties may turn out to be less compatible with the Company’s growth strategy than originally anticipated, may cause disruptions in the Company’s operations or may divert management’s attention away from day-to-day operations, any or all of which may have a material adverse effect on the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock.

The Company’s medical office buildings and healthcare related facilities, their associated hospitals and the Company’s tenants may be unable to compete successfully.

The Company’s medical office buildings and healthcare related facilities, and their associated hospitals often face competition from nearby hospitals and other medical office buildings that provide comparable services. Some of those competing facilities are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of support are not available to the Company’s buildings.

Similarly, the Company’s tenants face competition from other medical practices in nearby hospitals and other medical facilities. The Company’s tenants’ failure to compete successfully with these other practices could adversely affect their ability to make rental payments, which could adversely affect the Company’s rental revenues. Further, from time to time and for reasons beyond the Company’s control, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians to which they refer patients. This could adversely affect the Company’s tenants’ ability to make rental payments, which could adversely affect the Company’s rental revenues.

Any reduction in rental revenues resulting from the inability of the Company’s medical office buildings and healthcare related facilities, their associated hospitals and the Company’s tenants to compete successfully may have a material adverse effect on the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock.

The Company’s investments in development and redevelopment projects may not yield anticipated returns, which would harm the Company’s operating results and reduce the amount of funds available for distributions.

A key component of the Company’s growth strategy is exploring new-asset development and redevelopment opportunities through strategic joint ventures. To the extent that the Company engages in these development and redevelopment activities, they will be subject to the following risks normally associated with these projects:

•	the Company may be unable to obtain financing for these projects on favorable terms or at all;

•	the Company may not complete development projects on schedule or within budgeted amounts;

•	the Company may encounter delays or refusals in obtaining all necessary zoning, land use, building, occupancy and other required governmental permits and authorizations;

•	occupancy rates and rents at newly developed or redeveloped properties may fluctuate depending on a number of factors, including market and economic conditions, and may result in the Company’s investment not being profitable; and

•	start-up costs may be higher than anticipated.

In deciding whether to develop or redevelop a particular property, the Company makes certain assumptions regarding the expected future performance of that property. The Company may underestimate the costs necessary to bring the property up to the standards established for its intended market position or the Company may be unable to increase occupancy at a newly acquired property as quickly as expected or at all. Any substantial unanticipated delays or expenses could adversely affect the investment returns from these development or redevelopment projects and have a material adverse effect on the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock.

The Company may in the future develop medical office buildings and healthcare related facilities in geographic regions where the Company does not currently have a significant presence and where the Company does not possess the same level of familiarity, which could adversely affect the Company’s ability to develop such properties successfully or at all or to achieve expected performance.

The Company relies to a large extent on the investments of the Company’s joint venture partners for the funding of the Company’s development and redevelopment projects. If the Company’s reputation in the healthcare real estate industry changes or the number of investors considering the Company as an attractive strategic partner is otherwise reduced, the Company’s ability to develop or redevelop properties could be affected, which would limit the Company’s growth.

If the Company’s investments in development and redevelopment projects do not yield anticipated returns for any reason, including those set forth above, the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock may be materially and adversely affected.

Uninsured losses or losses in excess of the Company insurance coverage could adversely affect the Company’s financial condition and the Company’s cash flow.

The Company maintains comprehensive liability, fire, flood, earthquake, wind (as deemed necessary or as required by the Company’s lenders), extended coverage and rental loss insurance with respect to the Company’s properties with policy specifications, limits and deductibles customarily carried for similar properties. Certain types of losses, however, may be either uninsurable or not economically insurable, such as losses due to earthquakes, riots, acts of war or terrorism. Should an uninsured loss occur, the Company could lose both the Company’s investment in and anticipated profits and cash flow from a property. If any such loss is insured, the Company may be required to pay a significant deductible on any claim for recovery of such a loss prior to the Company’s insurer being obligated to reimburse the Company for the loss, or the amount of the loss may exceed the Company’s coverage for the loss. In addition, future lenders may require such insurance, and the Company’s failure to obtain such insurance could constitute a default under loan agreements. As a result, the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock may be materially and adversely affected.

The Company’s mortgage agreements and ground leases contain certain provisions that may limit the Company’s ability to sell certain of the Company’s medical office buildings and healthcare related facilities.

In order to assign or transfer the Company’s rights and obligations under certain of the Company’s mortgage agreements, the Company generally must:

•	obtain the consent of the lender;

•	pay a fee equal to a fixed percentage of the outstanding loan balance; and

•	pay any costs incurred by the lender in connection with any such assignment or transfer.

In addition, ground leases on certain of the Company’s properties contain restrictions on transfer such as limiting the assignment or subleasing of the facility only to practicing physicians or physicians in good standing with an affiliated hospital. These provisions of the Company’s mortgage agreements and ground leases may limit the Company’s ability to sell certain of the Company’s medical office buildings and healthcare related facilities which, in turn, could adversely impact the price realized from any such sale.

19 of the Company’s wholly owned properties are subject to ground leases that expose the Company to the loss of such properties upon breach or termination of the ground leases.

The Company has 19 wholly owned properties that are subject to leasehold interests in the land underlying the buildings and the Company may acquire additional buildings in the future that are subject to similar ground leases. These 19 wholly owned properties represent 52.7% of the Company’s total net rentable square feet. As lessee under a ground lease, the Company is exposed to the possibility of losing the property upon termination, or an earlier breach by the Company, of the ground lease, which may have a material adverse effect on the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock.

Environmental compliance costs and liabilities associated with operating the Company’s properties may affect the Company’s results of operations.

Under various U.S. federal, state and local laws, ordinances and regulations, owners and operators of real estate may be liable for the costs of investigating and remediating certain hazardous substances or other regulated materials on or in such property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such substances or materials. The presence of such substances or materials, or the failure to properly remediate such substances, may adversely affect the owner’s or operator’s ability to lease, sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous substances or other regulated materials may be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for release of asbestos-containing materials into the air and third parties may seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials.

Certain environmental laws also impose liability, without regard to knowledge or fault, for removal or remediation of hazardous substances or other regulated materials upon owners and operators of contaminated property even after they no longer own or operate the property. Moreover, the past or present owner or operator from which a release emanates could be liable for any personal injuries or property damages that may result from such releases, as well as any damages to natural resources that may arise from such releases.

Certain environmental laws impose compliance obligations on owners and operators of real property with respect to the management of hazardous materials and other regulated substances. For example, environmental laws govern the management of asbestos-containing materials and lead-based paint. Failure to comply with these laws can result in penalties or other sanctions.

No assurances can be given that existing environmental studies with respect to any of the Company’s properties reveal all environmental liabilities, that any prior owner or operator of the Company’s properties did not create any material environmental condition not known to the Company, or that a material environmental condition does not otherwise exist as to any one or more of the Company’s properties. There also exists the risk that material environmental conditions, liabilities or compliance concerns may have arisen after the review was completed or may arise in the future. Finally, future laws, ordinances or regulations and future interpretations of existing laws, ordinances or regulations may impose additional material environmental liability.

The realization of any or all of these risks may have a material adverse effect on the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock.

Costs associated with complying with the Americans with Disabilities Act of 1990 may result in unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or the ADA, all places of public accommodation are required to meet certain U.S. federal requirements related to access and use by disabled persons. A number of additional U.S. federal, state and local laws may also require modifications to the Company’s properties, or restrict certain further renovations of the properties, with respect to access thereto by disabled persons. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants and/or an order to correct any non-complying feature, which could result in substantial capital expenditures. The Company has not conducted an audit or investigation of all of the Company’s properties to determine the Company’s compliance and the Company cannot predict the ultimate cost of compliance with the ADA or other legislation. If one or more of the Company’s properties is not in compliance with the ADA or other related legislation, then the Company would be required to incur additional costs to bring the facility into compliance. If the Company incurs substantial costs to comply with the ADA or other related legislation, the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock may be materially and adversely affected.

Risks Related to the Healthcare Industry

Adverse trends in healthcare provider operations may negatively affect the Company’s lease revenues and the Company’s ability to make distributions to the Company’s stockholders.

The healthcare industry is currently experiencing:

•	changes in the demand for and methods of delivering healthcare services;

•	changes in third party reimbursement policies;

•	substantial competition for patients among healthcare providers;

•	continued pressure by private and governmental payors to reduce payments to providers of services; and

•	increased scrutiny of billing, referral and other practices by U.S. federal and state authorities.

These factors may adversely affect the economic performance of some or all of the Company’s tenants and, in turn, the Company’s lease revenues, which may have a material adverse effect on the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock.

Reductions in reimbursement from third party payors, including Medicare and Medicaid, could adversely affect the profitability of the Company’s tenants and hinder their ability to make rent payments to the Company.

Sources of revenue for the Company’s tenants may include the U.S. federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Healthcare providers continue to face increased government and private payor pressure to control or reduce costs. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of the Company’s tenants. In addition, the failure of any of the Company’s tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government sponsored payment programs. A reduction in reimbursements to the Company’s tenants from third party payors for any reason could adversely affect the Company’s tenants’ ability to make rent payments to the Company, which may have a material adverse effect on the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock.

The healthcare industry is heavily regulated, and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of the Company’s tenants to make rent payments to the Company.

The healthcare industry is heavily regulated by U.S. federal, state and local governmental bodies. The Company’s tenants generally will be subject to laws and regulations covering, among other things, licensure, certification for participation in government programs and relationships with physicians and other referral sources.

In addition, state and local laws regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of healthcare related facilities, by requiring a certificate of need, which is issued by the applicable state health planning agency only after that agency makes a determination that a need exists in a particular area for a particular service or facility, or other similar approval. New laws and regulations, changes in existing laws and regulations or changes in the interpretation of such laws or regulations could negatively affect the financial condition of the Company’s tenants. These changes, in some cases, could apply retroactively. The enactment, timing or effect of legislative or regulatory changes cannot be predicted. In addition, certain of the Company’s medical office buildings and healthcare related facilities and their tenants may require licenses or certificates of need to operate. Failure to obtain a license or certificate of need, or loss of a required license would prevent a facility from operating in the manner intended by the tenant.

These events could adversely affect the Company’s tenants’ ability to make rent payments to the Company, which may have a material adverse effect on the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock.

The Company’s tenants are subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to the Company.

There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from or are in a position to make referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs. The Company’s lease arrangements with certain tenants may also be subject to these fraud and abuse laws.

These laws include:

•	the Federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of Medicare and Medicaid patients;

•	the Federal Physician Self-Referral Prohibition, which, subject to specific exceptions, restricts physicians who have financial relationships with healthcare providers from making referrals for specifically designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician, or an immediate family member, has a financial relationship;

•	the False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government, including under the Medicare and Medicaid programs; and

•	the Civil Monetary Penalties Law, which authorizes the Department of Health and Human Services to impose monetary penalties for certain fraudulent acts.

Each of these laws includes criminal and/or civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. Additionally, certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Imposition of any of these penalties upon one of the Company’s tenants or associated hospitals could jeopardize that tenant’s ability to operate or to make rent payments or affect the level of occupancy in the Company’s medical office buildings or healthcare related facilities associated with that hospital, which may have a material adverse effect on the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock.

Risks Related to the Real Estate Industry

Illiquidity of real estate investments could significantly impede the Company’s ability to respond to adverse changes in the performance of the Company’s properties.

Because real estate investments are relatively illiquid, the Company’s ability to promptly sell one or more properties in the Company’s portfolio in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond the Company’s control.

The Company cannot predict whether the Company will be able to sell any property for the price or on the terms set by the Company or whether any price or other terms offered by a prospective purchaser would be acceptable to the Company. The Company also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

The Company may be required to expend funds to correct defects or to make improvements before a property can be sold. The Company cannot assure you that it will have funds available to correct those defects or to make those improvements. In acquiring a property, the Company may agree to transfer restrictions that materially restrict it from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These transfer restrictions would impede the Company’s ability to sell a property even if the Company deems it necessary or appropriate. These facts and any others that would impede the Company’s ability to respond to adverse changes in the performance of its properties may have a material adverse effect on its business, financial condition, results of operations, or ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock.

Any investments in unimproved real property may take significantly longer to yield income-producing returns, if at all, and may result in additional costs to the Company to comply with re-zoning restrictions or environmental regulations.

The Company has in the past, and may in the future, invest in unimproved real property. Unimproved properties generally take longer to yield income-producing returns based on the typical time required for development. Any development of unimproved real property may also expose the Company to the risks and uncertainties associated with re-zoning the land for a higher use or development and environmental concerns of governmental entities and/or community groups. Any unsuccessful investments or delays in realizing an income-producing return or increased costs to develop unimproved real property could restrict the Company’s ability to earn its targeted rate of return on an investment or adversely affect the Company’s ability to pay operating expenses, which may have a material adverse effect on the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock.

Risks Related to the Company’s Debt Financings

Required payments of principal and interest on borrowings may leave the Company with insufficient cash to operate the Company’s properties or to pay the distributions currently contemplated or necessary to qualify as a REIT and may expose the Company to the risk of default under the Company’s debt obligations.

At December 31, 2005, the Company has approximately $159.5 million of outstanding indebtedness, 88% of which is secured. Approximately 9.3% and 23.1% of the Company’s outstanding indebtedness will mature in 2006 and 2007, respectively. The Company expects to incur additional debt in connection with future acquisitions. The Company may borrow under its Credit Facility, or borrow new funds to acquire these future properties. Additionally, the Company does not anticipate that the Company’s internally generated cash flow will be adequate to repay the Company’s existing indebtedness upon maturity and, therefore, the Company expects to repay the Company’s indebtedness through refinancings and future offerings of equity and/or debt.

If the Company is required to utilize the Company’s Credit Facility for purposes other than acquisition activity, this will reduce the amount available for acquisitions and could slow the Company’s growth. Therefore, the Company’s level of debt and the limitations imposed on the Company by the Company’s debt agreements could have adverse consequences, including the following:

•	the Company’s cash flow may be insufficient to meet the Company’s required principal and interest payments;

•	the Company may be unable to borrow additional funds as needed or on favorable terms, including to make acquisitions;

•	the Company may be unable to refinance the Company’s indebtedness at maturity or the refinancing terms may be less favorable than the terms of the Company’s original indebtedness;

•	because a portion of the Company’s debt bears interest at variable rates, an increase in interest rates could materially increase the Company’s interest expense;

•	the Company may be forced to dispose of one or more of the Company’s properties, possibly on disadvantageous terms;

•	after debt service, the amount available for distributions to the Company’s stockholders is reduced;

•	the Company’s debt level could place the Company at a competitive disadvantage compared to the Company’s competitors with less debt;

•	the Company may experience increased vulnerability to economic and industry downturns, reducing the Company’s ability to respond to changing business and economic conditions;

•	the Company may default on the Company’s obligations and the lenders or mortgagees may foreclose on the Company’s properties that secure their loans and receive an assignment of rents and leases;

•	the Company may violate financial covenants which would cause a default on the Company’s obligations;

•	the Company may inadvertently violate non-financial restrictive covenants in the Company’s loan documents, such as covenants that require the Company to maintain the existence of entities, maintain insurance policies and provide financial statements, which would entitle the lenders to accelerate the Company’s debt obligations; and

•	the Company defaults under any one of the Company’s mortgage loans with cross-default or cross-collateralization provisions could result in default on other indebtedness or result in the foreclosures of other properties.

The realization of any or all of these risks may have a material adverse effect on the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock.

The Company’s ability to pay distributions following the Company’s initial annual period is dependent on a number of factors and is not assured.

The Company’s ability to make distributions depends upon a variety of factors, including efficient management of the Company’s properties and the successful implementation by the Company of a variety of the Company’s growth initiatives, and may be adversely affected by the risks described elsewhere in this prospectus. All distributions will be made at the discretion of the Company’s board of directors and depend on the Company earnings, the Company’s financial condition, the REIT distribution requirements and other factors that the Company’s board of directors may consider from time to time. The Company cannot assure you that the level of the Company’s distributions will increase over time or that the Company will be able to maintain the Company’s future distributions at levels that equal or exceed the Company’s initial distributions. The Company may be required to fund future distributions either from borrowings under the Company’s Credit Facility, with the proceeds from equity offerings, which could be dilutive, or from property sales, which could be at a loss, or reduce such distributions.

The Company could become highly leveraged in the future because the Company’s organizational documents contain no limitations on the amount of debt the Company may incur.

The Company’s organizational documents contain no limitations on the amount of indebtedness that the Company or the Company’s operating partnership may incur. The Company could alter the balance between the Company’s total outstanding indebtedness and the value of the Company’s wholly owned properties at any time. If the Company becomes more highly leveraged, the resulting increase in debt service could adversely affect the Company’s ability to make payments on the Company’s outstanding indebtedness and to pay the Company’s anticipated distributions and/or the distributions required to qualify as a REIT, and may materially and adversely affect the Company’s business, financial condition, results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock.

Increases in interest rates may increase the Company’s interest expense and adversely affect the Company’s cash flow and the Company’s ability to service the Company’s indebtedness and make distributions to the Company’s stockholders.

As of December 31, 2005, the Company has approximately $159.5 million of outstanding indebtedness, of which approximately $58.1 million, or 36.4%, is subject to variable interest rates (excluding debt subject to variable to fixed interest rate swap agreements). This variable rate debt had a weighted average interest rate of approximately 5.9% per year as of December 31, 2005. Increases in interest rates on this variable rate debt would increase the Company’s interest expense, which could adversely affect the Company’s cash flow and the Company’s ability to pay distributions. For example, if market rates of interest on this variable rate debt increased by 100 basis points, the increase in interest expense would decrease future earnings and cash flows by approximately $0.6 million annually.

Failure to hedge effectively against interest rate changes may adversely affect the Company’s results of operations.

In certain cases, the Company may seek to manage the Company’s exposure to interest rate volatility by using interest rate hedging arrangements. Hedging involves risks, such as the risk that the counterparty may fail to honor its obligations under an arrangement, that the arrangements may not be effective in reducing the Company’s exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. In addition, the Company may be limited in the type and amount of hedging transactions the Company may use in the future by the Company’s need to satisfy the REIT income tests under the Code. Failure to hedge effectively against interest rate changes may have a material adverse effect on the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock.

The Company’s Credit Facility contains financial covenants that could limit the Company’s operations and the Company’s ability to make distributions to the Company’s stockholders.

The Company’s Credit Facility contains financial and operating covenants, including net worth requirements, fixed charge coverage and debt ratios and other limitations on the Company’s ability to make distributions or other payments to the Company’s stockholders (other than those required by the Code), sell all or substantially all of the Company’s assets and engage in mergers, consolidations and certain acquisitions.

The Credit Facility contains customary terms and conditions for credit facilities of this type, including (1) limitations on our ability to (A) incur additional indebtedness, (B) subject to complying with REIT requirements, make distributions to our stockholders, and (C) make certain investments, (2) maintenance of a pool of unencumbered assets subject to certain minimum valuations thereof and (3) requirements for us to maintain certain financial coverage ratios. These customary financial coverage ratios and other conditions include a maximum leverage ratio (65%, with flexibility for one two quarter increase to not more than 75%), minimum fixed charge coverage ratio (175%), maximum combined secured indebtedness (50%), maximum recourse indebtedness (15%), maximum unsecured indebtedness (60%, with flexibility for one two quarter increase to not more than 75%), minimum unencumbered interest coverage ratio (200%) and minimum combined tangible net worth ($30 million plus 85% of net proceeds of equity issuances by the Company and its subsidiaries after November 1, 2005). Failure to meet the Company’s financial covenants could result from, among other things, changes in the Company’s results of operations, the incurrence of debt or changes in general economic conditions. Advances under the Company’s Credit Facility may be subject to borrowing base requirements on the Company’s unencumbered medical office buildings or healthcare related facilities. These covenants may restrict the Company’s ability to engage in transactions that the Company believes would otherwise be in the best interests of the Company’s stockholders. Failure to comply with any of the covenants in the Company’s Credit Facility could result in a default under one or more of the Company’s debt instruments. This could cause one or more of the Company’s lenders to accelerate the timing of payments and may have a material adverse effect on the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock.

Risks Related to the Company’s Organization and Structure

The Company’s management has no prior experience operating a REIT or a public Company and therefore may have difficulty in successfully and profitably operating the Company’s business, or complying with regulatory requirements, including the Sarbanes-Oxley Act of 2002.

Prior to the Offering and the Formation Transactions, the Company’s management had no experience operating a REIT or a public company, or complying with regulatory requirements, including the Sarbanes-Oxley Act of 2002. As a result, the Company cannot assure you that it will be able to successfully operate as a REIT, execute the Company’s business strategies as a public Company, or comply with regulatory requirements applicable to public companies, and you should be especially cautious in drawing conclusions about the ability of the Company’s management team to execute the Company’s business plan.

The Company’s two largest stockholders, Mr. Cogdell, the Company’s Chairman, and Mr. Spencer, the Company’s Chief Executive Officer, President and a member of the Company’s board of directors, and their respective affiliates owned 17.4% and 3.7%, respectively, as of December 31, 2005 of the Company’s outstanding common stock and units of limited partnership interest in the Operating Partnership (“OP units”) on a fully-diluted basis and therefore have the ability to exercise significant influence over the Company and any matter presented to the Company’s stockholders.

The Company’s two largest stockholders, Mr. Cogdell, the Company’s Chairman, and Mr. Spencer, the Company’s Chief Executive Officer, President and a member of the Company’s board of directors, and their respective affiliates owned approximately 17.4%, and 3.7%, respectively, as of December 31, 2005 of the Company’s outstanding common stock and OP units on a fully-diluted basis. Consequently, those stockholders, individually or, to the extent their interests are aligned, collectively, may be able to influence the outcome of matters submitted for stockholder action, including the election of the Company’s board of directors and approval of significant corporate transactions, including business combinations, consolidations and mergers and the determination of the Company day-to-day corporate and management policies. Therefore, these stockholders have substantial influence over the Company and could exercise their influence in a manner that is not in the best interests of the Company’s other stockholders.

The Company’s business could be harmed if key personnel terminate their employment with the Company.

The Company’s success depends, to a significant extent, on the continued services of Mr. Cogdell, the Company’s Chairman, Mr. Spencer, the Company’s Chief Executive Officer, President and a member of the Company’s board of directors, and the other members of the Company’s senior management team. The Company’s senior management team has an average of ten years of experience in the healthcare real estate industry. In addition, the Company’s ability to continue to acquire and develop properties depends on the significant relationships the Company’s senior management team has developed. There is no guarantee that any of them will remain employed by the Company. The Company does not maintain key person life insurance on any of the Company’s officers. The loss of services of one or more members of the Company’s senior management team could harm the Company’s business and the Company’s prospects.

Tax indemnification obligations could limit the Company’s operating flexibility by limiting the Company’s ability to sell specified properties.

In connection with the formation transactions, the Company entered into a tax protection agreement with the former owners of each contributed medical office building or healthcare related facility who received OP units.

Pursuant to these agreements, the Company will not sell, transfer or otherwise dispose of any of the medical office buildings or healthcare related facilities (each a “protected asset”) or any interest in a protected asset prior to the eighth anniversary of the closing of the offering unless:

(1) a majority-in-interest of the holders of interests in the existing entities (or their successors, which may include the Company to the extent any OP units have been redeemed or exchanged) with respect to such protected asset consent to the sale, transfer or other disposition; provided, however, with respect to three of the existing entities, Cabarrus POB, LLC, Medical Investors I, LLC and Medical Investors III, LLC, the required consent shall be a majority-in-interest of the beneficial owners of interests in the existing entities other than Messrs. Cogdell and Spencer and their affiliates; or

(2) the operating partnership delivers to each such holder of interests, a cash payment intended to approximate the holder’s tax liability related to the recognition of such holder’s built-in gain resulting from the sale of such protected asset; or

(3) the sale, transfer or other disposition would not result in the recognition of any built-in gain by any such holder of interests.

Protected assets represent approximately 85.7% of the Company’s total net rentable square feet. The Company estimates that if the Company were to sell all of these protected assets immediately following the closing of the offering and the price received by the Company in such sale was equal to the value estimated for these assets in the consolidation transaction, and the Company undertook such sale without obtaining the requisite consent of the contributing holders, the Company would be required to make payments to these holders of approximately $31.6 million. The prospect of making payments under the tax protection agreements could impede the Company’s ability to respond to changing economic, financial and investment conditions. For example, it may not be economical for the Company to raise cash quickly through a sale of one or more of the Company’s protected assets or dispose of a poorly performing protected asset until the expiration of the eight-year protection period.

Tax indemnification obligations may require the operating partnership to maintain certain debt levels.

The Company’s tax protection agreements also provide that during the period from the closing of the Offering through the twelfth anniversary thereof, the Operating Partnership will offer each holder who continues to hold at least 50% of the OP units received in respect of the consolidation transaction the opportunity to: (1) guarantee debt or (2) enter into a deficit restoration obligation. If the Company fails to offer such opportunities, the Company will be required to deliver to each holder a cash payment intended to approximate the holder’s tax liability resulting from the Company’s failure to make such opportunities available to that holder. The Company agreed to these provisions in order to assist such holders in deferring the recognition of taxable gain as a result of and after the consolidation transaction. These obligations may require the Company to maintain more or different indebtedness than the Company would otherwise require for the Company’s business.

The Company may pursue less vigorous enforcement of terms of contribution and other agreements because of conflicts of interest with certain of the Company’s officers.

Mr. Cogdell, the Company’s Chairman, Mr. Spencer, the Company’s Chief Executive Officer, President and a member of the Company’s board of directors, Charles M. Handy, the Company’s Chief Financial Officer, Senior Vice President and Secretary, and other members of the Company’s management team, have direct or indirect ownership interests in certain properties contributed to the Company’s Operating Partnership in the Formation Transactions. The Company, under the agreements relating to the contribution of such interests, is entitled to indemnification and damages in the event of breaches of representations or warranties made by the contributors. The Company may choose not to enforce, or to enforce less vigorously, the Company’s rights under these agreements because of the Company’s desire to maintain the Company’s ongoing relationships with the individual’s party to these agreements. In addition, the Company is party to employment agreements with Messrs. Cogdell, Spencer and Handy, which provide for additional severance following termination of employment if the Company elects to subject the executive officer to certain non-competition, confidentiality and non-solicitation provisions. Although their employment agreements require that they devote substantially all of their full business time and attention to the Company, if the executive officer forgoes the additional severance, he will not be subject to such non-competition provisions, which would allow him to compete with the Company. None of these agreements were negotiated on an arm’s-length basis.

Conflicts of interest could arise as a result of the Company UPREIT structure.

Conflicts of interest could arise in the future as a result of the relationships between the Company and the Company’s affiliates, on the one hand, and the Company’s Operating Partnership or any partner thereof, on the other. The Company’s directors and officers have duties to the Company under applicable Maryland law in connection with their management of the Company. At the same time, the Company, through the Company’s wholly owned subsidiary, has fiduciary duties, as a general partner, to the Company’s Operating Partnership and to the limited partners under Delaware law in connection with the management of the Company’s Operating Partnership. The Company’s duties, through the Company’s wholly owned subsidiary, as a general partner to the Company’s Operating Partnership and its partners may come into conflict with the duties of the Company’s directors and officers. The partnership agreement of the Company’s Operating Partnership does not require the Company to resolve such conflicts in favor of either the Company’s stockholders or the limited partners in the Company’s Operating Partnership.

Unless otherwise provided for in the relevant partnership agreement, Delaware law generally requires a general partner of a Delaware limited partnership to adhere to fiduciary duty standards under which it owes its limited partners the highest duties of good faith, fairness and loyalty and which generally prohibit such general partner from taking any action or engaging in any transaction as to which it has a conflict of interest.

Additionally, the partnership agreement expressly limits the Company’s liability by providing that neither the Company, nor the Company’s wholly owned Maryland business trust subsidiary, as the general partner of the Operating Partnership, nor any of the Company or its trustees, directors or officers, will be liable or accountable in damages to the Company’s Operating Partnership, the limited partners or assignees for errors in judgment, mistakes of fact or law or for any act or omission if the general partner or such trustee, director or officer, acted in good faith. In addition, the Company’s Operating Partnership is required to indemnify the Company, the Company’s affiliates and each of the Company’s respective trustees, officers, directors, employees and agents to the fullest extent permitted by applicable law against any and all losses, claims, damages, liabilities (whether joint or several), expenses (including, without limitation, attorneys’ fees and other legal fees and expenses), judgments, fines, settlements and other amounts arising from any and all claims, demands, actions, suits or proceedings, civil, criminal, administrative or investigative, that relate to the operations of the operating partnership, provided that the Company’s operating partnership will not indemnify any such person for (1) willful misconduct or a knowing violation of the law, (2) any transaction for which such person received an improper personal benefit in violation or breach of any provision of the partnership agreement, or (3) in the case of a criminal proceeding, the person had reasonable cause to believe the act or omission was unlawful.

The provisions of Delaware law that allow the common law fiduciary duties of a general partner to be modified by a partnership agreement have not been resolved in a court of law, and the Company has not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict the Company’s fiduciary duties that would be in effect under common law were it not for the partnership agreement.

Certain provisions of the Company’s organizational documents, including the stock ownership limit imposed by the Company’s charter, could prevent or delay a change in control transaction.

The Company’s charter, subject to certain exceptions, authorizes the Company’s directors to take such actions as are necessary and desirable to preserve the Company’s qualification as a REIT and to limit any person to actual or constructive ownership of 7.75% (by value or by number of shares, whichever is more restrictive) of the Company’s outstanding common stock or 7.75% (by value or by number of shares, whichever is more restrictive) of the Company’s outstanding capital stock. The Company’s board of directors, in its sole discretion, may exempt additional persons from the ownership limit. However, the Company’s board of directors may not grant an exemption from the ownership limit to any proposed transferee whose ownership could jeopardize the Company’s qualification as a REIT. These restrictions on ownership will not apply if the Company’s board of directors determines that it is no longer in the Company’s best interests to attempt to qualify, or to continue to qualify, as a

REIT. The ownership limit may delay or impede a transaction or a change of control that might involve a premium price for the Company’s common stock or otherwise be in the best interests of the Company’s stockholders. Different ownership limits apply to Mr. Cogdell, certain of his affiliates, family members and estates and trusts formed for the benefit of the foregoing, and Mr. Spencer, certain of his affiliates, family members and estates and trusts formed for the benefit of the foregoing. These ownership limits, which the Company’s board of directors has determined will not jeopardize the Company REIT qualification, allow Mr. Cogdell, certain of his affiliates, family members and estates and trusts formed for the benefit of the foregoing, as an excepted holder, to hold up to 18.0% (by value or by number of shares, whichever is more restrictive) of the Company’s common stock or up to 18.0% (by value or by number of shares, whichever is more restrictive) of the Company’s outstanding capital stock.

Certain provisions of Maryland law may limit the ability of a third party to acquire control of the Company.

Certain provisions of the Maryland General Corporation Law, or the MGCL, may have the effect of delaying, deferring or preventing a transaction or a change in control of the Company that might involve a premium price for holders of the Company’s common stock or otherwise be in their best interests, including:

•	“business combination” provisions that, subject to certain limitations, prohibit certain business combinations between the Company and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of the Company’s shares or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose special minimum price provisions and special stockholder voting requirements on these combinations; and

•	“control share” provisions that provide that “control shares” of the Company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by the Company’s stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

These provisions of the MGCL relating to business combinations do not apply, however, to business combinations that are approved or exempted by a board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, the Company’s board of directors has by resolution exempted Mr. Cogdell, his affiliates and associates and all persons acting in concert with the foregoing, and Mr. Spencer, his affiliates and associates and all persons acting in concert with the foregoing, from these provisions of the MGCL and, consequently, the five-year prohibition and the supermajority vote requirements will not apply to business combinations between the Company and these persons. As a result, these persons may be able to enter into business combinations with the Company that may not be in the best interests of the Company’s stockholders without compliance by the Company with the supermajority vote requirements and the other provisions of the statute. In addition, the Company’s by-laws contain a provision exempting from the provisions of the MGCL relating to control share acquisitions any and all acquisitions by any person of the Company’s common stock. There can be no assurance that such provision will not be amended or eliminated at any time in the future.

Additionally, Title 3, Subtitle 8 of the MGCL permits the Company’s board of directors, without stockholder approval and regardless of what is currently provided in the Company’s charter or bylaws, to take certain actions that may have the effect of delaying, deferring or preventing a transaction or a change in control of the Company that might involve a premium to the market price of the Company’s common stock or otherwise be in the Company’s stockholders’ best interests.

The Company’s board of directors has the power to cause the Company to issue additional shares of the Company’s stock and the general partner has the power to issue additional OP units without stockholder approval.

The Company’s charter authorizes the Company’s board of directors to cause the Company to issue additional authorized but unissued shares of common stock, or preferred stock and to amend the Company’s charter to increase the aggregate number of authorized shares or the authorized number of shares of any class or series without stockholder approval. The general partner will be given the authority to issue additional OP units. In addition, the Company’s board of directors may classify or reclassify any unissued shares of common stock or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. The Company’s board of directors could cause the Company to issue additional shares of the Company’s common stock or establish a series of preferred stock that could have the effect of delaying, deferring or preventing a change in control or other transaction that might involve a premium price for the Company’s common stock or otherwise be in the best interests of the Company’s stockholders.

The Company’s rights and the rights of the Company’s stockholders to take action to recover money damages from the Company’s directors and officers are limited.

The Company’s charter eliminates the Company’s directors’ and officers’ liability to the Company and the Company’s stockholders for money damages, except for liability resulting from actual receipt of an improper benefit in money, property or services or active and deliberate dishonesty established by a final judgment and which is material to the cause of action. The Company’s charter authorizes the Company, and the Company’s bylaws require the Company, to indemnify the Company’s directors and officers for liability resulting from actions taken by them in those capacities to the maximum extent permitted by Maryland law. In addition, the Company may be obligated to fund the defense costs incurred by the Company’s directors and officers.

You will have limited ability as a stockholder to prevent the Company from making any changes to the Company policies that you believe could harm the Company’s business, prospects, operating results or share price.

The Company’s board of directors will adopt policies with respect to certain activities, such as investments, dispositions, financing, lending, the Company’s equity capital, conflicts of interest and reporting. These policies may be amended or revised from time to time at the discretion of the Company’s board of directors without a vote of the Company’s stockholders. This means that the Company’s stockholders will have limited control over changes in the Company’s policies. Such changes in the Company’s policies intended to improve, expand or diversify the Company’s business may not have the anticipated effects and consequently may have a material adverse effect on the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock.

To the extent the Company’s distributions represent a return of capital for tax purposes you could recognize an increased capital gain upon a subsequent sale by you of the Company’s common stock.

Distributions in excess of the Company’s current and accumulated earnings and profits and not treated by the Company as a dividend will not be taxable to a U.S. stockholder to the extent those distributions do not exceed the stockholder’s adjusted tax basis in its common stock, but instead will constitute a return of capital and will reduce the stockholder’s adjusted tax basis in its common stock. If distributions result in a reduction of a stockholder’s adjusted basis in such holder’s common stock, subsequent sales of such holder’s common stock potentially will result in recognition of an increased capital gain or reduced capital loss due to the reduction in such adjusted basis.

Risks Related to Qualification and Operation as a REIT

The Company’s failure to qualify or remain qualified as a REIT would have significant adverse consequences to the Company and the value of the Company’s common stock.

The Company intends to operate in a manner that will allow the Company to qualify as a REIT for U.S. federal income tax purposes under the Code. The Company has not requested and does not plan to request a ruling from the IRS that the Company qualifies as a REIT, and the statements in the Company’s prospectus and other filings are not binding on the IRS or any court. If the Company fails to qualify or loses the Company’s qualification as a REIT, the

Company will face serious Company tax consequences that would substantially reduce the funds available for distribution to the Company’s stockholders for each of the years involved because:

•	the Company would not be allowed a deduction for distributions to stockholders in computing the Company’s taxable income and the Company would be subject to U.S. federal income tax at regular corporate rates;

•	the Company also could be subject to the U.S. federal alternative minimum tax and possibly increased state and local taxes; and

•	unless the Company is entitled to relief under applicable statutory provisions, the Company could not elect to be taxed as a REIT for four taxable years following a year during which the Company was disqualified.

In addition, if the Company loses the Company’s qualification as a REIT, the Company will not be required to make distributions to stockholders, and all distributions to the Company’s stockholders will be subject to tax as regular corporate dividends to the extent of the Company’s current and accumulated earnings and profits. This means that the Company’s U.S. individual stockholders would be taxed on the Company’s dividends at a maximum U.S. federal income tax rate of 15% (through 2008), and the Company’s corporate stockholders generally would be entitled to the dividends received deduction with respect to such dividends, subject, in each case, to applicable limitations under the Code.

Qualification as a REIT involves the application of highly technical and complex Code provisions and regulations promulgated thereunder for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable U.S. Treasury Department regulations, or Treasury Regulations, that have been promulgated under the Code is greater in the case of a REIT that, like the Company, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within the Company’s control may affect the Company’s ability to qualify as a REIT. In order to qualify as a REIT, the Company must satisfy a number of requirements, including requirements regarding the composition of the Company’s assets and sources of the Company’s gross income. Also, the Company must make distributions to stockholders aggregating annually at least 90% of the Company’s net taxable income, excluding capital gains.

As a result of these factors, the Company’s loss of its qualifications as a REIT also could impair the Company’s ability to expand the Company’s business and raise capital, and would adversely affect the value of the Company’s common stock.

To maintain the Company REIT qualification, the Company may be forced to borrow funds during unfavorable market conditions.

To qualify as a REIT, the Company generally must distribute to the Company’s stockholders at least 90% of the Company’s net taxable income each year, excluding net capital gains, and the Company will be subject to regular corporate income taxes to the extent that the Company distributes less than 100% of the Company’s net taxable income each year. In addition, the Company will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by the Company in any calendar year are less than the sum of 85% of the Company’s ordinary income, 95% of the Company’s capital gain net income and 100% of the Company’s undistributed income from prior years. In order to qualify as a REIT and avoid the payment of income and excise taxes, the Company may need to borrow funds on a short-term basis, or possibly on a long-term basis, to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from, among other things, a difference in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes, the effect of non-deductible capital expenditures, the creation of reserves or required debt amortization payments.

Dividends payable by REITs generally do not qualify for reduced tax rates.

The maximum tax rate for dividends payable by domestic corporations to individual U.S. stockholders (as such term is defined under “U.S. Federal Income Tax Considerations” below), is 15% (through 2008). Dividends payable by REITs, however, are generally not eligible for the reduced rates. The more favorable rates applicable to regular corporate dividends could cause stockholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including the Company’s common stock.

In addition, the relative attractiveness of real estate in general may be adversely affected by the favorable tax treatment given to corporate dividends, which could negatively affect the value of the Company’s properties.

Possible legislative or other actions affecting REITs could adversely affect the Company and the Company’s stockholders.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect the Company or the Company’s stockholders. The Company cannot predict whether, when, in what forms, or with what effective dates, the tax laws applicable to the Company or the Company’s stockholders will be changed.

Complying with REIT requirements may cause the Company to forego otherwise attractive opportunities.

To qualify as a REIT for U.S. federal income tax purposes, the Company must continually satisfy tests concerning, among other things, the sources of the Company’s income, the nature and diversification of the Company’s assets, the amounts the Company distribute to the Company’s stockholders and the ownership of the Company’s stock. In order to meet these tests, the Company may be required to forego attractive business or investment opportunities. Thus, compliance with the REIT requirements may adversely affect the Company’s ability to operate solely to maximize profits.

The Company will pay some taxes.

Even if the Company qualifies as a REIT for U.S. federal income tax purposes, the Company will be required to pay some U.S. federal, state and local taxes on the Company’s income and property. In addition, the Company’s taxable REIT subsidiary, Cogdell Spencer Advisors, LLC, (“TRS”) is a fully taxable corporation that will be subject to taxes on its income, including its management fee income, and that may be limited in its ability to deduct interest payments made to the Company or the Company’s operating partnership. The Company also will be subject to a 100% penalty tax on certain amounts if the economic arrangements among the Company’s tenants, the Company’s TRS and the Company are not comparable to similar arrangements among unrelated parties or if the Company receives payments for inventory or property held for sale to customers in the ordinary course of business. To the extent that the Company or the Company’s taxable REIT subsidiary is required to pay U.S. federal, state or local taxes, the Company will have less cash available for distribution to the Company’s stockholders.

The ability of the Company’s board of directors to revoke the Company REIT election without stockholder approval may cause adverse consequences to the Company’s stockholders.

The Company’s charter provides that the Company’s board of directors may revoke or otherwise terminate the Company REIT election, without the approval of the Company’s stockholders, if it determines that it is no longer in the Company’s best interests to continue to qualify as a REIT. If the Company ceases to qualify as a REIT, the Company would become subject to U.S. federal income tax on the Company’s taxable income and the Company would no longer be required to distribute most of the Company’s taxable income to the Company’s stockholders, which may have adverse consequences on the total return to the Company’s stockholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2005, the Company owns and/or manages 72 medical office buildings and healthcare related facilities, 45 of which are wholly owned, eight of which are jointly owned with unaffiliated third parties and managed through the TRS, 19 of which are managed for third parties through the TRS (17 of which are for clients with whom the Company has an existing investment relationship). Medical office buildings typically contain suites for physicians and physician practice groups and also may include facilities that provide hospitals with ancillary and outpatient services, such as ambulatory surgery centers, imaging and diagnostic centers (offering diagnostic services not typically provided in physician offices or clinics), rehabilitation centers, kidney dialysis centers and cancer treatment centers. The Company’s aggregate portfolio contains an aggregate of approximately 3.5 million net rentable square feet of as of December 31, 2005. As of December 31, 2005, the Company’s wholly owned properties were approximately 95.7% occupied, with a weighted average remaining lease term of approximately 3.5 years, and accounted for 94.3% of total revenues for the year ended December 31, 2005 and 93.0% of total revenues for the year ended December 31, 2004.

At December 31, 2005, 73% of the Company’s wholly-owned properties are located on hospital campuses and 9% are located off-campus but in which a hospital is the sole or anchor tenant.

The following table contains additional information about the Company’s wholly owned properties as of December 31, 2005.

						Annualized
			Net			Rent per
			Rentable			Leased		Associated
		Year	Square	Occupancy	Annualized	Square		Health Care
Wholly Owned Property	City	Built(1)	Feet(2)	Rate	Rent	Foot(4)(5)		System

Georgia:
Augusta POB I(6)(7)	Augusta	1978	99,493	97.9%	$1,128,986	$11.59		University Health Services
Augusta POB II(6)(7)	Augusta	1987	125,634	98.3	2,598,858	21.04		University Health Services
Augusta POB III(6)(7)	Augusta	1994	47,034	90.7	711,772	16.68		University Health Services
Augusta POB IV(6)(7)	Augusta	1995	55,134	89.6	750,157	15.19		University Health Services

Total Georgia			327,295	95.6	5,189,773	16.59
Kentucky:
Our Lady of Bellefonte(6)(8)(9)	Ashland	1997	46,908	90.0	927,626	21.97		Our Lady of Bellefonte Hospital
Adjacent Parking Deck		1997			756,174

Total Kentucky			46,908	90.0	1,683,800	21.97	(10)
Louisiana:
East Jefferson Medical Office Building(6)(8)(9)	Metairie	1985	119,921	100.0	2,303,877	19.21		East Jefferson General Hospital
East Jefferson Medical Specialty Building(6)(8)(9)(11)	Metairie	1985	10,809	100.0	958,896	88.71		East Jefferson General Hospital

Total Louisiana			130,730	100.0	3,262,773	24.96
North Carolina:
Barclay Downs	Charlotte	1987	38,395	97.1	758,211	20.34		—
Birkdale Medical Village(9)(12)	Huntersville	1997	64,669	100.0	1,363,212	21.08		NorthEast Medical Center
Birkdale Retail(9)	Huntersville	2001	8,269	100.0	186,980	22.61		—
Cabarrus POB(6)(8)(9)	Concord	1997	84,972	98.4	1,704,399	20.38		NorthEast Medical Center
Cabarrus Pediatrics(9)(12)	Concord	1997	9,423	100.0	240,852	25.56		NorthEast Medical Center
Copperfield Medical Mall(12)	Concord	1989	26,000	100.0	559,520	21.52		NorthEast Medical Center
Copperfield MOB(6)(8)(9)	Concord	2005	63,907	82.8	1,064,055	20.11		NorthEast Medical Center
East Rocky Mount Kidney Center(9)(13)	Rocky Mount	2000	8,043	100.0	161,023	20.02		—
Gaston Professional Center(6)(8)(9)	Gastonia	1997	114,956	100.0	2,636,937	22.94		Caramont Health System
Adjacent Parking Deck		1997			608,162
Harrisburg Family Physicians Building(12)	Harrisburg	1996	8,202	100.0	202,671	24.71		Carolinas HealthCare System
Harrisburg Medical Mall(9)(12)	Harrisburg	1997	18,360	100.0	438,620	23.89		NorthEast Medical Center
Lincoln/ Lakemont Family Practice Center(12)	Lincolnton	1998	16,500	100.0	359,115	21.76		Carolinas HealthCare System
Mallard Crossing Medical Park(9)	Charlotte	1997	52,540	92.8	1,162,789	23.85		—
Midland Medical Mall(9)(12)	Midland	1998	14,610	100.0	377,680	25.85		NorthEast Medical Center
Mulberry Medical Park (6) (8)(9)	Lenoir	1982	24,992	100.0	471,085	18.85		Caldwell Memorial Hospital, Inc.
Northcross Family Medical Practice Building(12)	Charlotte	1993	8,018	100.0	211,916	26.43		Carolinas HealthCare System

						Annualized
			Net			Rent per
			Rentable			Leased		Associated
		Year	Square	Occupancy	Annualized	Square		Health Care
Wholly Owned Property	City	Built(1)	Feet(2)	Rate	Rent	Foot(4)(5)		System

Randolph Medical Park(9)	Charlotte	1973	84,131	89.9	1,524,590	20.16		—
Rocky Mount Kidney Center(9)	Rocky Mount	1990	10,364	100.0	193,005	18.62		—
Rocky Mount Medical Park(9)	Rocky Mount	1991	96,993	95.8	1,760,371	18.95		—
Rowan Outpatient Surgery Center(6)(7)(13)	Salisbury	2003	19,464	100.0	404,073	20.76		Rowan Regional Medical Center
Weddington Internal & Pediatric Medicine(12)	Concord	2000	7,750	100.0	166,703	21.51		NorthEast Medical Center

Total North Carolina			780,558	96.2	16,555,969	21.24	(14)
South Carolina:
190 Andrews(6)(8)	Greenville	1994	22,898	100.0	414,982	18.12		Bon Secours St. Francis Health System
Baptist Northwest(9)	Columbia	1986	38,703	96.2	678,616	18.23		—
Beaufort Medical Plaza(6)(8)(9)	Beaufort	1999	59,340	100.0	1,192,193	20.09		Beaufort Memorial Hospital
Mt. Pleasant MOB(3)(6)(9)	Mt. Pleasant	2001	38,735	77.4	702,153	23.42		Roper St. Francis Healthcare
Medical Arts Center of Orangeburg(7)(9)	Orangeburg	1984	49,024	97.3	877,628	18.40		The Regional Medical Center of Orangeburg and Calhoun Counties
One Medical Park — HMOB(6)(8)(9)	Columbia	1984	69,840	100.0	1,536,132	22.00		Palmetto Health Alliance Sisters of Charity
Providence MOB I(6)(8)(9)	Columbia	1979	48,500	100.0	964,186	19.88		Providence Hospitals Sisters of Charity
Providence MOB II(6)(8)(9)	Columbia	1985	23,280	100.0	453,976	19.50		Providence Hospitals Sisters of Charity
Providence MOB III(6)(7)(9)	Columbia	1991	54,417	100.0	1,095,657	20.13		Providence Hospitals
River Hills Medical Plaza(9)(12)	Little River	1999	27,566	100.0	802,099	29.10		Grand Strand Regional
Roper MOB(6) (8)(9)	Charleston	1990	121,723	88.9	2,100,341	19.41		Roper St. Francis Healthcare
St. Francis Community Medical Office Building(6)(8)(9)	Greenville	2001	45,140	100.0	1,028,805	22.79		Bon Secours St. Francis Health System
St. Francis Medical Plaza(6)(8)(9)	Greenville	1998	62,724	94.0	1,183,107	20.07		Bon Secours St. Francis Health System
St. Francis MOB(6)(8)(9)	Greenville	1984	49,767	95.6	855,540	17.98		Bon Secours St. Francis Health System
St. Francis Women’s Center(6)(8)(9)	Greenville	1991	57,593	76.2	863,535	19.68		Bon Secours St. Francis Health System
Three Medical Park(6)(8)(9)	Columbia	1988	88,755	100.0	1,912,941	21.55		Palmetto Health Alliance
West Medical I(6)(8)(9)	Charleston	2003	29,721	100.0	681,823	22.94		Roper St. Francis Healthcare

Total South Carolina			887,726	95.0	17,343,714	20.57

Total			2,173,217	95.7%	$44,036,029	$20.52	(15)

(1)	Represents the year in which the property was placed in service.

(2)	Net rentable square feet represents the current square feet at a building under lease as specified in the lease agreements plus management’s estimate of space available for lease. Net rentable square feet includes tenants’ proportional share of common areas.

(3)	Annualized rent represents the annualized monthly contracted rent under existing leases as of December 31, 2005.

(4)	Annualized rent per leased square foot represents annualized rent, excluding revenues attributable to parking, divided by the net rentable square feet divided by occupancy rate.

(5)	Unless otherwise indicated, annualized rent per leased square foot includes reimbursement to the Company for the payment for property operating expenses, real estate taxes and insurance with respect to such property.

(6)	On-campus facility.

(7)	Subject to a restrictive deed on the property.

(8)	Property is a tenant under a long-term ground lease on the property with an unrelated third party.

(9)	The Company developed this property.

(10)	Excludes annualized rent of adjacent parking deck to The Company’s Lady of Bellefonte from calculation.

(11)	East Jefferson Medical Specialty Building is recorded as a sales-type capital lease in the Company’s consolidated financial statements. As such, the annualized rent related to the minimum lease payments is not reflected as rental revenue in the statement of operations. However amortization of unearned income is recorded in interest income.

(12)	Off-campus facility — hospital anchored.

(13)	The annualized rent per leased square foot does not include any payments to us for payment of property operating expenses, real estate taxes and insurance with respect to such property. The tenant is responsible for payment of these expenses.

(14)	Excludes annualized rent of adjacent parking deck to Gaston Professional Center from calculation.

(15)	Excludes annualized rent of adjacent parking decks to The Company’s Lady of Bellefonte and Gaston Professional Center from calculation.

Joint Venture Properties

As of December 31, 2005, the Company manages and jointly owns eight properties with unaffiliated third parties. The Company’s ownership interest in these properties ranges from 1.0% to 34.5%.

The following table provides additional information about the Company’s joint venture properties as of December 31, 2005.

						Annualized
			Net			Rent per
			Rentable			Leased			Associated
		Year	Square	Occupancy	Annualized	Square	Ownership	Debt	Healthcare
Property	City, State	Built	Feet	Rate	Rent	Foot	Percentage	Balance(1)	System

Kannapolis Medical Mall	Kannapolis, NC	1987	28,033	100.0%	$641,752	$22.89	5.0%	$—	NorthEast Medical Center
Mary Black MOB(2)	Spartanburg, SC	1988	45,047	98.5	772,511	17.41	9.6	2,120,234	Triad
Mary Black MOB II(3)	Spartanburg, SC	1993	15,143	100.0	273,156	18.04	1.0	976,272	Triad
Mary Black Westside(4)	Spartanburg, SC	1991	37,455	100.0	758,998	20.26	5.0	2,712,166	Triad
McLeod MOB East(5)	Florence, SC	1993	127,458	95.6	1,871,433	15.36	1.1	13,327,371	McLeod Regional Medical Center
McLeod Pee Dee Medical Park(5)	Florence, SC	1982	33,756	99.5	499,375	14.87	1.1	13,327,371	McLeod Regional Medical Center
McLeod MOB West(5)	Florence, SC	1986	52,574	96.7	679,584	13.37	1.1	13,327,371	McLeod Regional Medical Center
Rocky Mount MOB	Rocky Mt., NC	2002	35,393	95.7	786,676	23.23	34.5	4,339,675	—

Total			374,859		$6,283,485			$23,475,718

(1)	Amounts are for the entity, not just the Company’s interest in the real estate joint venture.

(2)	The Company expects to sell its 9.6% interest in this property to the associated healthcare system for $0.3 million in cash during the second quarter in 2006. The Company expects to continue to manage this property following this sale.

(3)	The Company expects to sell its 1.0% interest in this property to the associated healthcare system for approximately five thousand dollars in cash during the second quarter in 2006. The Company expects to continue to manage this property following this sale.

(4)	The Company expects to purchase the 95.0% interest in this property held by the associated healthcare system for $2.3 million in cash during the second quarter in 2006. The Company expects to fund this acquisition initially by drawing on its Credit Facility.

(5)	Total debt of $13.3 million is secured by all three properties listed.

Item 3.	Legal Proceedings

The Company is, from time to time, involved in routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and which is not expected to harm the Company’s business, financial condition or results of operations. The Company is not, however, involved in any material litigation nor, to its knowledge, is any material litigation pending or threatened against the Company

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “CSA”. The following table sets forth, for the period indicated, the high and low sales price for the Company’s common stock as reported by the NYSE and the per share dividends declared:

			Dividends
Period	High	Low	Declared

October 27, 2005 to December 31, 2005	$17.29	$15.98	$0.2333(1)

(1)	Pro-rata quarterly dividend is for the period November 1, 2005 through December 31, 2005 and is based on a dividend of $0.35 per share for a full quarter.

On March 15, 2006, the closing price of the Company’s common stock as reported by the NYSE was $20.15. At March 15, 2006, the Company had 95 holders of record of its Common Stock.

Holders of shares of Common Stock are entitled to receive distributions when declared by the Company’s board of directors out of any assets legally available for that purpose. As a REIT, the Company is required to distribute at least 90% of its “REIT taxable income,” which, as defined by the relevant tax status and regulations, is generally equivalent to net taxable ordinary income, to shareholders annually in order to maintain the Company’s REIT status for federal income tax purposes. The Company’s Credit Facility includes limitations on the Company’s ability to make distributions to its stockholders, subject to complying with REIT requirements.

The Company has reserved 1,000,000 shares of its common stock for issuance under its 2005 long-term incentive plan.

Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the Offering, the Company issued shares as part of various Formation Transactions:

•	Pursuant to separate merger, contribution and related agreements, the holders of ownership interests in the Predecessor (other than Cogdell Spencer Advisors, Inc.) contributed their interests in the properties and assets owned by the existing entities to the Company and interests in eight existing joint ventures with third parties in exchange for approximately 378,153 shares of the Company’s common stock and 3,838,587 OP units having an aggregate value of approximately $71.7 million;

•	The stockholders of Cogdell Spencer Advisors, Inc. exchanged all of their stock in Cogdell Spencer Advisors, Inc. for approximately 1,464,121 shares of the Company’s common stock; and

•	The Company acquired one property, 190 Andrews, located in Greenville, South Carolina. This property was acquired from its tenant-owners in exchange for 188,236 OP units, equal to $3.2 million, based upon the initial public offering price of $17.00 per share.

The effective date of the Company’s Registration Statement filed on Form S-11 under the Securities Act relating to the Offering of shares of common stock was October 26, 2005. A total of 5,800,000 shares of common stock were sold initially, and an additional 300,000 were sold under an over-allotment option. The co-lead underwriters for the offering were Banc of America Securities LLC and Citigroup. The co-manager was BB&T Capital Markets.

The Offering closed November 1, 2005. The aggregate offering price was $98.6 million. The underwriting discount and commissions were $6.3 million, none of which were paid to the Company’s affiliates. The Company received net proceeds of $89.9 million after the exercise of the over-allotment, after deducting the underwriting discounts and commissions, financial advisory fees and estimated expenses of the offering.

The Company used the net proceeds from the Offering, borrowings under the Company’s Credit Facility, and assumed cash to:

•	repay approximately $71.2 million existing indebtedness, including accrued interest;

•	pay $36.5 million to acquire interests in the predecessor entities from those investors who elected to receive cash in the Formation Transactions;

•	pay $1.1 million to acquire a fee simple interest in the Company’s Baptist Northwest property; and

•	pay Credit Facility fees of $0.5 million.

(c) Not applicable.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial and operating data on an historical basis for the Company and a combined historical basis for Cogdell Spencer Inc. Predecessor. The Predecessor is not a legal entity, but represents a combination of certain real estate entities based on common management by Cogdell Spencer Advisors, Inc. No historical information for the Company is presented prior to the consummation of the Offering because the Company did have any corporate activity until the completion of the Offering other than the issuance of shares of common stock in connection with the initial capitalization of the Company.

The following table should be read in conjunction with the Financial Statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

	Company	Predecessor
	November 1, 2005 -	January 1, 2005 -	For the Year Ended December 31,
	December 31, 2005	October 31, 2005	2004	2003	2002	2001
	(In thousands, except per share amounts)

Statements of Operations Data:
Revenues:
Rental	$7,044	$35,986	$40,657	$38,993	$37,676	$34,912
Fee revenue	221	1,450	2,364	1,361	1,871	2,302
Expense reimbursements	94	565	840	806	875	775
Interest and other income	127	879	843	849	843	989

Total revenues	7,486	38,880	44,704	42,009	41,265	38,978
Expenses:
Property operating	2,596	13,124	14,837	14,116	13,335	12,290
General and administrative	7,791	5,130	3,076	2,929	2,847	2,960
Interest	1,512	8,275	9,067	11,422	15,707	14,508
Depreciation and amortization	4,142	8,480	9,620	9,797	9,561	8,938
Loss from early extinguishment of debt	103	—	—	—	—	—

Total expenses	16,144	35,009	36,600	38,264	41,450	38,696
Income (loss) from continuing operations before gain on sale of real estate properties, equity earnings (loss) on unconsolidated real estate partnerships and minority interests	(8,658)	3,871	8,104	3,745	(185)	282
Gain on sale or (impairment) of real estate properties	—	—	—	—	27	(225)
Equity earnings (loss) on unconsolidated real estate partnerships	3	(47)	(60)	(74)	(136)	(36)
Minority interests	3,055	—	—	—	—	—

Income (loss) from continuing operations	(5,600)	3,824	8,044	3,671	(294)	21
Discontinued operations:
Operating income	—	—	—	—	80	507
Gain on sale of real estate properties	—	—	—	—	613	—

Total discontinued operations	—	—	—	—	693	507

Net income (loss)	$(5,600)	$3,824	$8,044	$3,671	$399	$528

	Company	Predecessor
	November 1, 2005 -	January 1, 2005 -	For the Year Ended December 31,
	December 31, 2005	October 31, 2005	2004	2003	2002	2001
	(In thousands, except per share amounts)

Per Share:
Distribution	$0.2333
Net loss — basic and diluted	$(0.70)
Weighted average shares — basic and diluted	7,972
Weighted average shares and units — basic and diluted	12,337
Selected Balance Sheet Data:
Assets:
Real estate properties, net	$258,523		$156,509	$149,584	$148,720	$150,871
Other assets, net	49,959		21,916	16,415	17,950	14,622
Assets held for sale	—		—	—	—	1,142

Total assets	$308,482		$178,425	$165,999	$166,670	$166,635

Liabilities and owners’ equity (deficit):
Mortgages and line of credit	$160,234		$214,818	$202,522	$198,550	$187,892
Other liabilities, net	7,762		10,034	10,564	11,809	9,256
Liabilities related to assets held of sale	—		—	—	—	1,276
Minority interests	62,018		—	—	—	—
Owners’ equity (deficit)	78,468		(46,427)	(47,087)	(43,689)	(31,789)

Total liabilities and owners’ equity (deficit)	$308,482		$178,425	$165,999	$166,670	$166,635

Cash Flow Data:
Net cash provided by operating activities	$1,635	$10,312	$16,089	$12,738	$13,326	$13,230
Net cash used in investing activities	(27,462)	(5,939)	(13,767)	(7,523)	(8,584)	(18,903)
Net cash provided by (used in) financing activities	35,398	(5,863)	1,880	(6,339)	(3,644)	5,190
Other Data:
Funds from operations(1)	$(4,518)	$12,303	$17,656	$13,462	$9,276	$9,384

(1)	As defined by the National Association of Real Estate Investment Trusts, or NAREIT, funds from operations, or FFO, represents net income (computed in accordance with generally accepted accounting principles, or GAAP), excluding gains from sales of property, plus real estate depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. The Company present FFO because the Company consider it an important supplemental measure of the Company’s operational performance and believes it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. The Company computes FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (as amended in November 1999 and April 2002), which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss)

(computed in accordance with GAAP) as an indicator of the Company’s performance, nor is it indicative of funds available to fund the Company’s cash needs, including the Company’s ability to pay dividends or make distributions.

The following table presents the reconciliation of FFO to net income (loss), which is the most directly comparable GAAP measure to FFO (in thousands):

	Company	Predecessor
	November 1, 2005 -	January 1, 2005 -
	December 31, 2005	October 31, 2005	2004	2003	2002	2001

Funds from operations:
Net income (loss)	$(5,600)	$3,824	$8,044	$3,671	$399	$528
Minority interests	(3,055)	—	—	—	—	—
Real estate depreciation and amortization	4,128	8,384	9,533	9,702	9,466	8,856
Unconsolidated entities’ real estate depreciation and amortization	9	95	79	89	51	—
Gain on sale of real estate properties	—	—	—	—	(640)	—

Total funds from operations	$(4,518)	$12,303	$17,656	$13,462	$9,276	$9,384

Item 7.	Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Where appropriate, the following discussion includes analysis of the effects of the Company’s Offering, the Formation Transactions and related refinancing transactions and certain other transactions. The Company makes statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-K entitled “Statements Regarding Forward-Looking Information.” Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the section in this Form 10-K entitled “Statements Regarding Forward-Looking Information.”

Overview

The Company is a fully-integrated, self-administered and self-managed REIT that invests in specialty office buildings for the medical profession, including medical offices, ambulatory surgery and diagnostic centers. The Company focuses on the ownership, development, redevelopment, acquisition and management of strategically located medical office buildings and other healthcare related facilities primarily in the southeastern United States. The Company has been built around understanding and addressing the specialized real estate needs of the healthcare industry. The Company’s management team has developed long-term and extensive relationships through developing and maintaining modern, customized medical office buildings and healthcare related facilities. The Company has been able to maintain occupancy above market levels and secure strategic hospital campus locations. The Company operates its business through Cogdell Spencer LP, its operating partnership subsidiary, and its subsidiaries.

The Company derives a significant portion of its revenues from rents received from tenants under existing leases in medical office buildings and other healthcare related facilities. The Company derives a lesser portion of its revenues from fees that are paid for managing and developing medical office buildings and other healthcare related facilities for third parties. The Company’s management believes a strong internal property management capability is a vital component of the Company’s business, both for the properties the Company owns and for those that the Company manages.

As of December 31, 2005, the Company owned and/or managed 72 medical office buildings and healthcare related facilities, serving 18 hospital systems in seven states. The Company’s aggregate portfolio was comprised of:

•	45 wholly owned properties;

•	eight joint venture properties; and

•	19 properties owned by third parties (17 of which are for clients with whom the Company has an existing investment relationship).

At December 31, 2005, the Company’s aggregate portfolio contains approximately 3.5 million net rentable square feet, consisting of approximately 2.2 million net rentable square feet from wholly owned properties, approximately 0.4 million net rentable square feet from joint venture properties, and approximately 0.9 million net rental square feet from properties owned by third parties and managed by the Company. Approximately 73.0% of the net rentable square feet of the wholly owned properties are situated on hospital campuses. As such, the Company believes its assets occupy a premier franchise location in relationship to local hospitals, providing the Company’s properties with a distinct competitive advantage over alternative medical office space in an area. As of December 31, 2005, the Company’s wholly owned properties were approximately 95.7% occupied, with a weighted average remaining lease term of approximately 3.5 years.

The Company completed its Offering on November 1, 2005. The Offering resulted in the sale of 5,800,000 shares of common stock at a price of $17.00 per share, generating gross proceeds to the Company of $98.6 million. On November 29, 2005, an additional 300,000 shares of common stock were sold at $17.00 per share as a result of the underwriters exercising their over-allotment option, generating gross proceeds to the Company of $5.1 million. The aggregate proceeds to the Company, net of underwriter’s discounts, commissions and financial advisory fees and other offering costs, were approximately $89.9 million.

On November 1, 2005, concurrent with the consummation of the Offering, the Company and a newly formed majority-owned limited partnership, the Operating Partnership, and its taxable REIT subsidiary, together with the partners and members of the affiliated partnerships and limited liability companies of the Predecessor, engaged in certain Formation Transactions. The Operating Partnership received a contribution of interests in the Predecessor in exchange for units of limited partnership interest in the Operating Partnership, shares of the Company’s common stock and/or cash.

Factors Which May Influence Future Results of Operations

Generally, the Company’s revenues and expenses have remained consistent except for development fees and changes in the fair value of interest rate swap agreements reflected in interest expense. The Company’s development fees will continue to vary from period to period due to the level of development activity at that time. Changes in fair values related to the Company’s interest rate swap agreements, which vary from period to period based on changes in market interest rates, are recorded in interest expense.

Critical Accounting Policies

The Company’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements and the Company’s Predecessor’s combined financial statements, which have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States (“GAAP”). All significant intercompany balances and transactions have been eliminated in consolidation and combination.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses in the reporting period. The Company’s actual results may differ from these estimates. Management has provided a summary of the Company’s significant accounting policies in Note 2 to the Company’s consolidated and combined financial statements included in this Annual Report on Form 10-K. Critical accounting policies are those judged to involve accounting estimates or assumptions that may be material due to the levels of subjectivity and judgment necessary to account for uncertain matters or susceptibility of such matters to change. Other companies in similar businesses may utilize different estimation policies and methodologies, which may impact the comparability of the Company’s results of operations and financial condition to those companies.

Investments in Real Estate

Acquisition of real estate.  The price that the Company pays to acquire a property is impacted by many factors, including the condition of the buildings and improvements, the occupancy of the building, the existence of above and below market tenant leases, the creditworthiness of the tenants, favorable or unfavorable financing, above or below market ground leases and numerous other factors. Accordingly, the Company is required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on the Company’s estimate of the fair values of such assets and liabilities. This includes determining the value of the buildings and improvements, land, any ground leases, tenant improvements, in-place tenant leases, tenant relationships, the value (or negative value) of above (or below) market leases and any debt assumed from the seller or loans made by the seller to the Company. Each of these estimates requires significant judgment and some of the estimates involve complex calculations. The Company’s calculation methodology is summarized in Note 2 to the Company’s audited consolidated and combined financial statements included this Annual Report on Form 10-K. These allocation assessments have a direct impact on the Company’s results of operations because if the Company were to allocate more value to land there would be no depreciation with respect to such amount or if the Company were to allocate more value to the buildings as opposed to allocating to the value of tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the terms of the leases. Additionally, the amortization of value (or negative value) assigned to above (or below) market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place leases and tenant relationships, which is included in depreciation and amortization in the Company’s consolidated and combined statements of operations.

Useful lives of assets.  The Company is required to make subjective assessments as to the useful lives of the Company’s properties for purposes of determining the amount of depreciation to record on an annual basis with respect to the Company’s investments in real estate. These assessments have a direct impact on the Company’s net income because if the Company were to shorten the expected useful lives of the Company’s investments in real estate the Company would depreciate such investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

Asset impairment valuation.  The Company reviews the carrying value of the Company’s properties when circumstances, such as adverse market conditions, indicate a potential impairment may exist. The Company bases the Company’s review on an estimate of the future cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition. The Company considers factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If the Company’s evaluation indicates that the Company may be unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. These losses have a direct impact on the Company’s net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be long-lived assets to be held and used are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long-term directly decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If the Company determines that impairment has occurred, the affected assets must be reduced to their fair value. No such impairment losses have been recognized to date. The Company estimates the fair value of rental properties utilizing a discounted cash flow analysis that includes projections of future revenues, expenses and capital improvement costs, similar to the income approach that is commonly utilized by appraisers.

Revenue Recognition

Rental income related to non-cancelable operating leases is recognized using the straight line method over the terms of the tenant leases. Deferred rents included in the Company’s combined balance sheets represent the aggregate excess of rental revenue recognized on a straight line basis over the rental revenue that would be recognized under the terms of the leases. The Company’s leases generally contain provisions under which the tenants reimburse the Company for all property operating expenses and real estate taxes incurred by the Company. Such reimbursements are recognized in the period that the expenses are incurred. Lease termination fees are recognized when the related leases are canceled and the Company has no continuing obligation to provide services to such former tenants. As discussed above, the Company recognizes amortization of the value of acquired above or below market tenant leases as a reduction of rental income in the case of above market leases or an increase to rental revenue in the case of below market leases. The Company receives fees for property management and development and consulting services from time to time from third parties which is reflected as fee revenue. Management fees are generally based on a percentage of revenues for the month as defined in the related property management agreements. Development and consulting fees are recorded on a percentage of completion method using management’s best estimate of time and costs to complete projects. The Company has a long history of developing reasonable and dependable estimates related to development or consulting contracts with clear requirements and rights of the parties to the contracts. Although not frequent, occasionally revisions to estimates of costs are necessary and are reflected as a change in estimate when known. Other income shown in the statement of operations, generally includes interest income, primarily from the amortization of unearned income on a sales-type capital lease recognized in accordance with Statement of Financial Accounting Standards No. 13, and other income incidental to the Company’s operations and is recognized when earned.

The Company must make subjective estimates as to when the Company’s revenue is earned and the collectibility of the Company’s accounts receivable related to minimum rent, deferred rent, expense reimbursements, lease termination fees and other income. The Company specifically analyzes accounts receivable and historical bad debts, tenant concentrations, tenant creditworthiness, and current economic trends when evaluating the adequacy of the allowance for bad debts. These estimates have a direct impact on the Company’s net income because a higher bad debt allowance would result in lower net income, and recognizing rental revenue as earned in one period versus another would result in higher or lower net income for a particular period.

REIT Qualification Requirements

The Company is subject to a number of operational and organizational requirements to qualify and then maintain qualification as a REIT. If the Company does not qualify as a REIT, its income would become subject to U.S. federal, state and local income taxes at regular corporate rates that would be substantial and the Company cannot re-elect to qualify as a REIT for five years. The resulting adverse effects on the Company’s results of operations, liquidity and amounts distributable to stockholders would be material.

Results of Operations

The discussion below relates to the financial condition and results of operations for the years ended December 31, 2005, 2004, and 2003. The results of operations for January 1, 2005 through October 31, 2005 and November 1, 2005 through December 31, 2005 have been combined to provide a meaningful comparison to the results of operations for the year ended December 31, 2004.

Year ended December 31, 2005 compared to year ended December 31, 2004

Overview.  Results for the year ended December 31, 2005 included the operations of 45 wholly owned properties compared to the results for the year ended December 31, 2004, which included the operations of 44 wholly owned properties. Copperfield MOB was placed into service in the first quarter of 2005. During 2004, one property was added in July 2004 and another property was added December 2004.

Total Revenue.  Total revenue increased $1.7 million, or 3.7%, for the year ended December 31, 2005 compared to the year ended December 31, 2004.

Rental revenue increased 5.8%, from $40.7 million for the year ended December 31, 2004 to $43.0 million for the year ended December 31, 2005, due primarily to general increases in rent related to CPI escalation clauses as well as a full year of operations for properties added during 2004 and operations for Copperfield MOB.

Development fees earned on third party development contracts decreased 27.3% from $1.1 million for the year ended December 31, 2004 to $0.8 million for the year ended December 31, 2005 due to one development fee recognized in 2004, that accounted for approximately 54.5% of the total 2004 development fees, that was non-recurring in 2005.

Advisory fees decreased 100%, from $0.3 million for the year ended December 31, 2004 to zero for the year ended December 31, 2005, due to no advisory projects being performed in 2005.

Management fees earned from management contracts and payable by third parties, expense reimbursements and interest and other income did not change significantly from 2004 to 2005.

Property Operating Expenses.  Property operating expenses increased 6.0%, from $14.8 million for the year ended December 31, 2004 to $15.7 million for the year ended December 31, 2005, as the result of general expense increases related to inflation as well as experiencing a full year of operations in 2005 for properties added in 2004 and Copperfield MOB added in the first quarter of 2005.

Interest Expense.  Interest expense for the year ended December 31, 2005 was $9.8 million compared to $9.1 million for the year ended December 31, 2004, an increase of $0.7 million, or 7.9%. This change was primarily due to interest on three new properties, a smaller reduction of interest expense due to changes in the fair value of the Company’s interest rate swap agreements, an increase in interest expense on variable rate debt related to an increase in interest rates, offset by a decrease in interest expense due to the repayment of $71.0 million of debt in November 2005. The Company’s interest rate swap agreements are reported at fair value in the Company’s balance sheet and changes in fair value are recorded as increase or decrease to interest expense. During the year ended December 31, 2005, interest expense was reduced by $2.5 million related to increases in the fair value of the interest rate swap agreements. During the year ended December 31, 2004, interest expense was reduced by $2.9 million related to net increases in the fair value of the interest rate swap agreements.

Depreciation and Amortization Expenses.  Depreciation and amortization for the year ended December 31, 2005 was $12.6 million compared to $9.6 million for the year ended December 31, 2004, an increase of $3.0 million, or 31.2%. The increase was primarily due to the increase in the cost basis for the real estate properties and intangible assets as a result of the purchase accounting resulting from the Formation Transactions on November 1, 2005.

General and Administrative Expenses.  General and administrative expenses for the year ended December 31, 2005 was $12.9 million compared to $3.1 million for the year ended December 31, 2004, an increase of $9.8 million, or 321.1%. The increase was due primarily to $6.4 million related to a non-cash compensation charge incurred in connection with the grant of vested equity incentives to the Company’s management team and employees in connection with the completion of the initial public offering and an increase of $1.7 million related to legal, tax, accounting and auditing costs associated with preparing for the initial public offering and for the 2005 audit and tax compliance. The remaining increase relates to increased staffing and changed job responsibilities to meet the reporting and operational demands of a publicly registered company, Sarbanes Oxley Section 404 compliance and other consulting costs, travel, and reduction of capitalized development personnel compensation due a decrease in wholly-owned construction projects in 2005.

Minority Interests.  Loss allocated to the Operating Partnership represents 35.3% of the net loss subsequent to the initial public offering and totaled $3.1 million for the year ended December 31, 2005.

The above changes contributed to net income for the year ended December 31, 2004 decreasing from net income of $8.0 million to a net loss of $1.8 million for the year ended December 31, 2005, or a $9.8 million decrease.

Year ended December 31, 2004 compared to year ended December 31, 2003

Overview.  Results for the year ended December 31, 2004 included the operations of 44 wholly owned properties compared to the results for the year ended December 31, 2003, which included the operations of 42 wholly owned properties. Of the 44 wholly owned properties, one wholly owned property was added during July and one wholly owned property was added in December.

Total Revenue.  Total revenues increased 6.4% from $42.0 million in 2003 to $44.7 million in 2004.

Rental revenue increased 4.3%, from $39.0 million for the year ended December 31, 2003 to $40.7 million for the year ended December 31, 2004, due primarily to general increases in rent related to CPI escalation clauses as well as a full year of operations for one of our wholly owned properties which opened in December 2003 and the lease up of vacant space at another property. The addition of one property in July 2004 also contributed to the increase.

Management fees earned from management contracts and payable by third parties decreased 10% from $1.0 million for the year ended December 31, 2003 to $0.9 million for the year ended December 31, 2004 due to reduced tenant build-out fees.

Development fees earned on third party development contracts increased 267% from $0.3 million for the year ended December 31, 2003 to $1.1 million for the year ended December 31, 2004 due to one significant project for $0.6 million where revenue recognition was deferred until 2004 due to uncertainty regarding collection.

Advisory fees increased 200%, from $0.1 million for the year ended December 31, 2003 to $0.3 million for the year ended December 31, 2004, due to one engagement in 2004 for $0.2 million that was a nonrecurring engagement.

Expense reimbursements and interest and other income did not change from 2003 to 2004.

Property Operating Expenses.  Property operating expenses increased 5.1%, from $14.1 million for the year ended December 31, 2003 to $14.8 million for the year ended December 31, 2004, as the result of general expense increases related to inflation as well as experiencing a full year of operations in 2004 for one of our wholly owned properties which was placed in service during the fourth quarter of 2003.

Interest Expense.  Interest expense for the year ended December 31, 2004 was $9.1 million compared to $11.4 million for the year ended December 31, 2003, a decrease of $2.4 million, or 20.6%. This change was primarily the result of a reduction of interest expense of approximately $2.9 million related to the increase in the fair value of interest rate swap agreements resulting from the upward movement of LIBOR rates experienced during the year ended December 2004 versus a reduction of only $0.7 million during the year ended December 31, 2003.

Depreciation and Amortization Expenses.  Depreciation and amortization for the year ended December 31, 2004 was $9.6 million compared to $9.8 million for the year ended December 31, 2003, a decrease of $0.2 million, or 1.8%. The decrease was due primarily to lower depreciation taken on tenant improvements as a result of underlying tenant lease maturities.

General and Administrative Expenses.  General and administrative expenses for the year ended December 31, 2004 was $3.1 million compared to $2.9 million for the year ended December 31, 2003, an increase of $0.2 million, or 6.9%. The increase was due primarily to increased personnel costs related to higher third party development activity experienced during 2004 versus 2003.

The above changes contributed to an increase in net income of 119.1% from $3.7 million for the year ended December 31, 2003 to $8.0 million for the year ended December 31, 2004.

Cash Flows

Year Ended December 31, 2005 compared to the Year Ended December 31, 2004

Cash provided by operations was $11.9 million and $16.1 million for the years ended December 31, 2005 and 2004, respectively. The decrease in 2005 was due primarily to an increase in general and administrative costs paid during 2005, a decrease in development and advisory fees received, and an increase in interest payments associated with higher debt balances and increasing interest rates on variable rate debt.

Cash used in investing activities was $33.4 million and $13.8 million for the years ended December 31, 2005 and 2004, respectively. The increase was due to $36.5 million paid to certain Predecessor members and partners who elected cash as part of the Formation Transactions, offset by $9.5 million of cash assumed from the Predecessor entities. During 2004, the Predecessor paid $4.2 million to acquire Rowan OSC Investors, whereas in 2005, except for the Formation Transactions, there were no acquisitions funded using cash proceeds. During 2005, restricted cash decreased $2.4 million due to the release of restrictions when the associated debt was repaid.

Cash provided by financing activities was $29.4 million and $1.9 million for the years ended December 31, 2005 and 2004, respectively. The change was primarily due to the receipt of the net proceeds from the sale of common stock offset by the repayment in full of certain mortgages and notes payables.

Year Ended December 31, 2004 compared to the Year Ended December 31, 2003

Cash provided by operations was $16.1 million and $12.7 million for the years ended December 31, 2004 and 2003, respectively. The increase in 2004 was primarily due to an increase in net income before change in value of interest rate swap agreements of $2.2 million and a $1.2 million increase in accounts payable and accrued expenses recognized in 2004 but not paid until 2005 and prepaid rent from our tenants.

Cash used in investing activities was $13.8 million and $7.5 million for the years ended December 31, 2004 and 2003, respectively. The increase in 2004 was primarily due to two development projects in 2004 compared to one in 2003.

Cash provided by (used in) financing activities was $1.8 million and $(6.3) million for the years ended December 31, 2004 and 2003, respectively. The increase in 2004 was primarily due to increased proceeds from mortgages to finance development activity partially offset by higher distributions.

Construction in Progress

Construction in progress at December 31, 2005 consisted of one development project, Carolina Forest Medical Plaza, for which the Company has acquired the land but has not begun construction.

Recent Developments

On March 30, 2006, the Company acquired a portfolio consisting of two medical office buildings located in Glendale, California and one building located in Richmond, Virginia (collectively, the “Portfolio”) for approximately $36.1 million. The portfolio consists of approximately 163,000 square feet of medical office space. The Company assumed $5.2 million of mortgage debt and the Company borrowed $30.0 million from the Company’s Credit Facility.

On February 15, 2006, the Company acquired Methodist Professional Center One, located on the campus of Methodist Hospital in Indianapolis, Indiana, for approximately $39.9 million. The acquisition includes 171,500 square feet of medical office space and an adjacent 951 space parking deck. The acquisition was funded by the Company’s Credit Facility.

Liquidity and Capital Resources

As of December 31, 2005, the Company had $9.6 million available in cash and cash equivalents. The Company is required to distribute at least 90% of the Company’s net taxable income, excluding net capital gains, to the Company’s stockholders on an annual basis due to qualification requirements as a REIT. Therefore, as a general matter, it is unlikely that the Company will have any substantial cash balances that could be used to meet the Company’s liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

As a result of the Offering and the Formation Transactions, the Company’s debt and liquidity changed significantly. The Company believes that the Offering and the Formation Transactions improves the capital structure and financial flexibility of its business compared to its Predecessor’s structure. The Company also expects to access additional funds through secured and unsecured borrowings. As a public company, the Company also believes it will have greater access to capital through public and private debt and equity offerings. This enhanced access to capital will allow the Company to acquire additional assets, exploit advantageous market conditions, respond efficiently to changing market conditions and otherwise execute its business and growth strategy.

On November 1, 2005, the Company, as guarantor, and the Operating Partnership entered into our $100.0 million Credit Facility, with a syndicate of financial institutions (including Bank of America, N.A., Citicorp North America, Inc. and Branch Banking & Trust Company) (collectively, the “Lenders”), with Bank of America, N.A., as the administrative agent for the Lenders, and Banc of America Securities LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint book managers. The Credit Facility shall be available to fund working capital and other corporate purposes; finance acquisition and development activity; and refinance existing and future indebtedness. The Credit Facility permits the Operating Partnership to borrow up to $100 million of revolving loans, with sub-limits of $25.0 million for swingline loans and $25.0 million for letters of credit.

The Credit Facility shall terminate and all amounts outstanding thereunder shall be due and payable in full three years from November 1, 2005, subject to a one-year extension, at the Operating Partnership’s option. The Credit Facility also allows for up to $150.0 million of increased availability (to a total aggregate available amount of $250.0 million), at the Operating Partnership’s option but subject to each Lender’s option to increase its commitments. This Credit Facility is guaranteed by the Company and certain of its subsidiaries. The interest rate on loans under the Credit Facility equals, at the Company’s election, either (1) LIBOR plus a margin of between 100 to 130 basis points based on the Company’s leverage ratio or (2) the higher of the federal funds rate plus 50 basis points or Bank of America, N.A.’s prime rate.

The Credit Facility contains customary terms and conditions for credit facilities of this type, including: (1) limitations on the Company’s ability to (A) incur additional indebtedness, (B) make distributions to the Company’s stockholders, subject to complying with REIT requirements, and (C) make certain investments, (2) maintenance of a pool of unencumbered assets subject to certain minimum valuations thereof and (3) requirements for us to maintain certain financial coverage ratios. These customary financial coverage ratios and other conditions include a maximum leverage ratio (65%, with flexibility for one two quarter increase to not more than 75%), minimum fixed charge coverage ratio (175%), maximum combined secured indebtedness (50%), maximum recourse indebtedness (15%), maximum unsecured indebtedness (60%, with flexibility for one two quarter increase to not more than 75%), minimum unencumbered interest coverage ratio (200%) and minimum combined tangible net worth ($30 million plus 85% of net proceeds of equity issuances by the Company and its subsidiaries after November 1, 2005).

As of December 31, 2005 there was $79.9 million available under the Company’s Credit Facility. There is $19.6 million outstanding at December 31, 2005 and $0.5 million of availability is restricted related to an outstanding letter of credit.

Using proceeds from the Offering and borrowings under the Credit Facility, the Company repaid $71.2 million of principal and accrued interest related to the mortgage notes payable assumed as part of the Formation Transactions.

Management believes that the Company will have sufficient capital resources as a result of operations and the borrowings in place and availability under the Company’s Credit Facility to fund ongoing operations.

The Company declared and paid a pro rata dividend for the period from November  1, 2005 through December 31, 2005. The declared divided was $0.2333 per common share and per OP Unit and was paid on December 27, 2005. The total distribution was approximately $2.9 million.

The Company declared a dividend for the period January 1, 2006 through March 31, 2006. The declared dividend is $0.35 per common share and per OP Unit and is payable on April 19, 2006, to stockholders of record on March 22, 2006. The total distribution is expected to be approximately $4.3 million.

Long-Term Liquidity Needs

The Company’s principal long-term liquidity needs consists primarily of new property development, property acquisitions, principal payments under various mortgages and other credit facilities and non-recurring capital expenditures. The Company does not expect that its net cash provided by operations will be sufficient to meet all of these long-term liquidity needs. Instead, the Company expects to finance new property developments through modest cash equity capital contributed by the Company together with construction loan proceeds, as well as through cash equity investments by its tenants. The Company expects to fund property acquisitions through a combination of borrowings under its Credit Facility and traditional secured mortgage financing. In addition, the Company expects to use OP Units issued by the operating partnership to acquire properties from existing owners seeking a tax deferred transaction. The Company expects to meet other long-term liquidity requirements through net cash provided by operations and through additional equity and debt financings, including loans from banks, institutional investors or other lenders, bridge loans, letters of credit, and other lending arrangements, most of which will be secured by mortgages. The Company may also issue unsecured debt in the future. However, in view of the Company’s strategy to grow its portfolio over time, the Company does not, in general expect to meet its long-term liquidity needs through sales of its properties. In the event that, notwithstanding this intent, the Company was in the future to consider sales of its properties from time to time, the proceeds that would be available to the Company from such sales, may be reduced by amounts that the Company may owe under the tax protection agreements or those properties would need to be sold in a tax deferred transaction which would require reinvestment of the proceeds in another property. In addition, the Company’s ability to sell certain of its assets could be adversely affected by the general illiquidity of real estate assets and certain additional factors particular to our portfolio such as the specialized nature of its target property type, property use restrictions and the need to obtain consents or waivers of rights of first refusal or rights of first offers from ground lessors in the case of sales of its properties that are subject to ground leases.

The Company intends to repay indebtedness incurred under its Credit Facility from time to time, for acquisitions or otherwise, out of cash flow and from the proceeds of additional debt or equity issuances. In the future, the Company may seek to increase the amount of its credit facilities, negotiate additional credit facilities or issue corporate debt instruments. Any indebtedness incurred or issued by the Company may be secured or unsecured, short-, medium- or long-term, fixed or variable interest rate and may be subject to other terms and conditions the Company deems acceptable. The Company intends to refinance at maturity the mortgage notes payable that have balloon payments at maturity.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2005, including the maturities and scheduled principal repayments and the commitments due in connection with the Company’s ground leases and operating leases for the periods indicated (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total

Obligation:
Long-term debt principal payments and maturities(1)	$14,809	$36,821	$47,022	$11,597	$1,456	$47,825	$159,530
Standby letters of credit(2)	500	—	—	—	—	—	500
Interest payments(3)	9,165	7,734	5,275	3,405	2,945	7,397	35,921
Ground leases(4)	95	95	95	95	95	1,997	2,472
Operating leases(5)	21	5	3	—	—	—	29

Total	$24,590	$44,655	$52,395	$15,097	$4,496	$57,219	$198,452

(1)	Includes notes payable under the Company’s Credit Facility

(2)	As collateral for performance on a mortgage note payable, the Company is contingently liable under a standby letter of credit, which also reduces the availability under the Credit Facility

(3)	Assumes one-month LIBOR of 4.39% and Prime Rate of 7.25%

(4)	Substantially all of the ground leases effectively limit our control over various aspects of the operation of the applicable property, restrict our ability to transfer the property and allow the lessor the right of first refusal to purchase the building and improvements. All of the ground leases provide for the property to revert to the lessor for no consideration upon the expiration or earlier termination of the ground lease.

(5)	Payments under operating lease agreements relate to various of our properties’ equipment leases. The future minimum lease commitments under these leases are as indicated above.

Off-Balance Sheet Arrangements

The Company guarantees debt in connection with certain of its development activities, including joint ventures. The Company has guaranteed, in the event of a default, the mortgage notes payable for two unconsolidated real estate joint ventures. An initial liability of $0.1 million has been recorded for these guarantees using expected present value measurement techniques. For one mortgage note payable with a principal balance of $11.1 million at December 31, 2005, the guarantee will be released upon completion of the project and commencement of rental income, which is expected to occur in the first quarter of 2006. The other guarantee, with a principal balance of $9.2 million at December 31, 2005, will be released upon the full repayment of the mortgage note payable, which matures in December 2006. The mortgages are collateralized by property and the collateral will revert to the guarantor in the event the guarantee is performed.

As the Company has never had to perform on debt that the Company has guaranteed, the probability the Company will have to perform on any guarantees in the future is minimal and therefore the Company does not expect the Company’s guarantees to have a material impact on the Company’s financial statements.

Real Estate Taxes

The Company’s leases generally require the tenants to be responsible for all real estate taxes.

Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on the results of operations for the periods shown in the consolidated and combined financial statements. Although the impact of inflation has been relatively insignificant in recent years, it remains a factor in the United States economy and may increase the cost of acquiring or replacing properties.

Seasonality

The Company does not consider its business to be subject to material seasonality fluctuations.

Recent Accounting Pronouncements

In June 2005, the FASB ratified the EITF’s consensus on Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). This consensus establishes the presumption that general partners in a limited partnership control that limited partnership regardless of the extent of the general partner’s ownership interest in the limited partnership. The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. Whether the presumption of control is overcome is a matter of judgment based on facts and circumstances, for which the consensus provides additional guidance. This consensus is currently applicable for new or modified partnerships, and will otherwise be applicable to existing partnerships in 2006. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. The Company is currently evaluating if any of the Company’s unconsolidated real estate joint ventures will need to be consolidated in accordance with EITF 04-5. However, the Company does not expect any impact to net income (loss) should any unconsolidated real estate joint ventures be required to be consolidated.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, and Interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and through the normal operation of the asset. This interpretation is effective for fiscal year ended December 31, 2005 and its adoption did not have any effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R (Revised), “Share-Based Payment” (“SFAS 123R”). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of share based payments, based on the grant date fair value of those awards, in the financial statements. The Company adopted SFAS 123R effective November 1, 2005. The Predecessor did not issue any share based payments.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

The Company’s future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The Company uses some derivative financial instruments to manage, or hedge, interest rate risks related to the Company’s borrowings. The Company does not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.

As of December 31, 2005, the Company had approximately $159.5 million of consolidated debt outstanding. Approximately $58.1 million, or 36.4%, of the Company’s total consolidated debt was variable rate debt that are not subject to variable to fixed rate interest rate swap agreements. Approximately $101.4 million, or 63.6%, of the Company’s total indebtedness was subject to fixed interest rates, including variable rate debt that is subject to variable to fixed rate swap agreements.

If LIBOR were to increase by 100 basis points, the increase in interest expense on the Company’s variable rate debt would decrease future earnings and cash flows by approximately $0.6 million. Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on the Company’s financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, the Company may take actions to further mitigate the Company’s exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in the Company’s financial structure.

Item 8.	Financial Statements and Supplementary Data

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

INDEX TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	46
Consolidated and Combined Balance Sheets as of December 31, 2005 and 2004	47
Consolidated and Combined Statements of Operations for Cogdell Spencer Inc. for the period November 1, 2005 through December 31, 2005, and for Cogdell Spencer Inc. Predecessor for the period January 1, 2005 through October 31, 2005, and the years ended December 31, 2004 and 2003	48
Consolidated and Combined Statements of Stockholders’ and Owners’ Equity (Deficit) for Cogdell Spencer Inc. for the period November 1, 2005 through December 31, 2005, and for Cogdell Spencer Inc. Predecessor for the period January 1, 2005 through October 31, 2005, and the years ended December 31, 2004 and 2003	49
Consolidated and Combined Statements of Cash Flows for Cogdell Spencer Inc. for the period November 1, 2005 through December 31, 2005, and for Cogdell Spencer Inc. Predecessor for the period January 1, 2005 through October 31, 2005, and the years ended December 31, 2004 and 2003	50
Notes to Consolidated and Combined Financial Statements	51
Supplemental Schedule — Schedule III — Real Estate and Accumulated Depreciation	74
Notes to Schedule III — Real Estate and Accumulated Depreciation	76

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cogdell Spencer Inc.
Charlotte, North Carolina

We have audited the accompanying consolidated balance sheet of Cogdell Spencer Inc. and subsidiaries (the “Company”) as of December 31, 2005 and the combined balance sheet of Cogdell Spencer Inc. Predecessor, as defined in note 1 to the consolidated and combined financial statements, as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows of Cogdell Spencer Inc. and subsidiaries for the period from November 1, 2005 (commencement of operations) through December 31, 2005, the related combined statements of operations, owners’ deficit and cash flows of Cogdell Spencer Inc. Predecessor for the period from January 1, 2005 through October 31, 2005 and for the years ended December 31, 2004 and 2003. Our audit for the year ended December 31, 2005, also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the consolidated financial position of Cogdell Spencer Inc. and subsidiaries at December 31, 2005 and the combined financial position of Cogdell Spencer Inc. Predecessor at December 31, 2004 , the consolidated results of operations and cash flows of Cogdell Spencer Inc. and subsidiaries for the period from November 1, 2005 (commencement of operations) through December 31, 2005, the combined results of operations and cash flows of Cogdell Spencer Inc. Predecessor for the period from January 1, 2005 through October 31, 2005 and for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  DELOITTE & TOUCHE LLP

Charlotte, North Carolina
March 30, 2006

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

CONSOLIDATED AND COMBINED BALANCE SHEETS

	Company	Predecessor
	December 31,	December 31,
	2005	2004
	(In thousands, except
	per share amounts)

ASSETS
Real estate properties:
Land	$17,047	$10,947
Buildings and improvements	243,090	234,516
Construction in progress	1,099	6,049
Less: Accumulated depreciation	(2,713)	(95,003)

Total real estate properties, net	258,523	156,509
Cash and cash equivalents	9,571	13,459
Restricted cash	779	3,162
Investment in capital lease	6,499	1,623
Acquired above market leases, net of accumulated amortization of $25 in 2005	852	—
Acquired in place lease value and deferred leasing costs, net of accumulated amortization of $1,399 in 2005 and $7 in 2004	21,220	280
Acquired ground leases, net of accumulated amortization of $15 in 2005	2,919	—
Deferred financing costs, net of accumulated amortization of $31 in 2005 and $1,941 in 2004	913	1,418
Goodwill	2,875	—
Other assets	4,331	1,974

Total assets	$308,482	$178,425

LIABILITIES AND STOCKHOLDERS’ AND OWNERS’ EQUITY
Notes payable under line of credit	19,600	1,513
Mortgage loans	140,634	213,305
Accounts payable and accrued liabilities	4,699	7,712
Acquired below market leases, net of accumulated amortization of $164 in 2005	2,893	—
Interest rate swap agreements	170	2,322

Total liabilities	167,996	224,852
Commitments and contingencies
Minority interests in operating partnership	62,018	—
Stockholders’ and owners’ equity (deficit):
Preferred stock, $0.01 par value; 50,000 shares authorized, none issued or outstanding	—	—
Common Stock; $0.01 par value; 200,000 shares authorized, 8,000 shares issued and outstanding	80	—
Additional paid-in capital	86,154	—
Unamortized restricted stock compensation	(299)	—
Accumulated deficit	(7,467)	—
Predecessor’s owners’ deficit	—	(46,427)

Total stockholders’ and owners’ equity (deficit)	78,468	(46,427)

Total liabilities and stockholders’ and owners ’equity	$308,482	$178,425

See notes to consolidated and combined financial statements

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Company	Predecessor
	November 1, 2005 -	January 1, 2005 -	For the Year Ended December 31,
	December 31, 2005	October 31, 2005	2004	2003
	(In thousands, except per share amounts)

Revenues:
Rental	$7,044	$14,270	$15,699	$16,070
Rental — related party	—	21,716	24,958	22,923
Fee revenue	221	1,450	2,364	1,361
Expense reimbursements	94	565	840	806
Interest and other income	127	879	843	849

Total revenues	7,486	38,880	44,704	42,009
Expenses:
Property operating	2,596	13,124	14,837	14,116
General and administrative	7,791	5,130	3,076	2,929
Depreciation	2,727	8,421	9,550	9,710
Amortization	1,415	59	70	87
Interest	1,512	8,275	9,067	11,422
Loss from early extinguishment of debt	103	—	—	—

Total expenses	16,144	35,009	36,600	38,264

Income (loss) from operations before equity in earnings (loss) on unconsolidated real estate partnerships and minority interests in operating partnership	(8,658)	3,871	8,104	3,745
Equity in earnings (loss) on unconsolidated real estate partnerships	3	(47)	(60)	(74)
Minority interests in operating partnership	3,055	—	—	—

Net income (loss)	$(5,600)	$3,824	$8,044	$3,671

Basic and diluted loss per share	$(0.70)

Weighted average common shares — basic and diluted	7,972

See notes to consolidated and combined financial statements

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ AND
OWNERS’ EQUITY (DEFICIT)

				Unamortized
	Number of		Additional	Restricted		Predecessor’s
	Common	Common	Paid-in	Stock	Accumulated	Owners’
	Shares	Stock	Capital	Compensation	Deficit	Deficit	Total
	(In thousands)

Balance at December 31, 2002	—	$—	$—	$—	$—	$(43,689)	$(43,689)
Contributions	—	—	—	—	—	592	592
Distributions	—	—	—	—	—	(7,661)	(7,661)
Net income	—	—	—	—	—	3,671	3,671

Balance at December 31, 2003	—	—	—	—	—	(47,087)	(47,087)
Contributions	—	—	—	—	—	6,744	6,744
Distributions	—	—	—	—	—	(14,128)	(14,128)
Net income	—	—	—	—	—	8,044	8,044

Balance at December 31, 2004	—	—	—	—	—	(46,427)	(46,427)
Contributions	—	—	—	—	—	320	320
Distributions	—	—	—	—	—	(9,250)	(9,250)
Net income	—	—	—	—	—	3,824	3,824

Balance at October 31, 2005	—	$—	$—	$—	$—	$(51,533)	$(51,533)

The Company
Issuance of common stock, net of costs and adjusted for EITF 94-2 historical cost basis	7,942	$79	$85,516	$—	$—	$—	$85,595
Issuance of restricted stock grants, net of minority interests	58	1	638	(639)	—	—	—
Restricted stock vested at Offering, net of minority interests	—	—	—	327	—	—	327
Amortization of restricted stock compensation, net of minority interests	—	—	—	13	—	—	13
Dividends	—	—	—	—	(1,867)	—	(1,867)
Net loss	—	—	—	—	(5,600)	—	(5,600)

Balance at December 31, 2005	8,000	$80	$86,154	$(299)	$(7,467)	$—	$78,468

See notes to consolidated and combined financial statements

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Company	Predecessor
	November 1, 2005 -	January 1, 2005 -	For the Year Ended December 31,
	December 31, 2005	October 31, 2005	2004	2003
	(In thousands)

Operating activities:
Net income (loss)	$(5,600)	$3,824	$8,044	$3,671
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Minority interests in operating partnership	(3,055)	—	—	—
Depreciation of real estate properties	2,713	8,325	9,463	9,615
Depreciation of corporate furniture, fixtures and equipment	14	96	87	95
Amortization of acquired ground leases, acquired in place lease value and deferred leasing costs	1,415	59	70	87
Amortization of acquired above market leases and acquired below market leases, net	(134)	—	—	—
Amortization of debt premium	(49)	(40)	—
Amortization of deferred finance costs	31	411	485	618
Amortization of restricted stock compensation	13	—	—	—
Loss (gain) on unconsolidated real estate partnerships	(3)	47	60	74
Change in fair value of interest rate swap agreements	(14)	(2,436)	(2,874)	(652)
Compensation expense for fully vested equity grants	6,384	—	—	—
Write-off of debt premium upon extinguishment of debt	(70)	—	—	—
Changes in operating assets and liabilities:
Other assets	137	(2,112)	(469)	(181)
Accounts payable and accrued expenses	(147)	2,138	1,223	(589)

Net cash provided by operating activities	1,635	10,312	16,089	12,738
Investing activities:
Cash paid in Formation Transactions, net of cash assumed	(27,032)	—	—	—
Acquisition and development of real estate properties	(2,715)	(6,067)	(13,182)	(7,581)
Proceeds from sale of real estate properties and capital lease	51	61	73	556
Advances to unconsolidated real estate partnerships	—	(82)	(209)	(170)
Distributions received from unconsolidated real estate partnerships	—	—	54	—
Decrease (increase) in restricted cash	2,234	149	(503)	(328)

Net cash used in investing activities	(27,462)	(5,939)	(13,767)	(7,523)
Financing activities:
Proceeds from mortgage notes payable	4,550	1,987	32,084	11,600
Repayments of mortgage notes payable	(71,357)	(4,154)	(19,264)	(11,012)
Proceeds from line of credit	19,600	3,198	—	498
Repayments to line of credit	(4,711)	—	(525)	—
Equity contributions to Predecessor entities	—	142	3,349	592
Net proceeds from sale of common stock	91,368
Dividends and distributions	(2,886)	(7,026)	(13,143)	(7,661)
Termination of interest rate swap agreement	(222)
Payment of deferred financing costs	(944)	(10)	(621)	(356)

Net cash provided by (used in) financing activities	35,398	(5,863)	1,880	(6,339)

Increase (decrease) in cash and cash equivalents	9,571	(1,490)	4,202	(1,124)
Balance at beginning of period	—	13,459	9,257	10,381

Balance at end of period	$9,571	$11,969	$13,459	$9,257

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$1,672	$10,464	$12,045	$12,616

Supplemental cash flow information — noncash investing and financing activities:
Acquisitions (See Note 4 for purchase price allocation):
Common stock and limited partnership units issued in connection with the acquisition of real estate properties, net of EITF 94-2 historical cost basis adjustment	$55,773	$—	$—	$—
Debt assumed with purchase of properties	212,393	—	—	2,886
Assumption of accounts payable and accrued expenses and interest rate swap agreements	5,194	—	—	—
Assumption of construction in progress, restricted cash, and other assets	5,016	—	—	—
Contributions receivable	—	178	—	—
Accrued distributions	—	2,348	—	—
Negative carrying amount in unconsolidated real estate partnership distributed to owners	—	124	—	—
Property contribution from member	—	—	3,395	—
Property distribution to member	—	—	985	—

See notes to consolidated and combined financial statements

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1.	Organization and Ownership

Cogdell Spencer Inc. Predecessor (the “Predecessor”) was engaged in the business of owning, developing, redeveloping, acquiring and managing medical office buildings and other healthcare related facilities (the “Medical Properties”) primarily in the southeastern United States. The Predecessor was not a legal entity, but represented a combination of certain real estate entities based on common management. During all periods presented in the accompanying combined financial statements of the Predecessor it had the responsibility for the day-to-day operations of such combined entities. Cogdell Spencer Advisors, Inc. had management agreements with other entities that have not been combined with the Predecessor entities as other partners or members are not contributing their interests as part of the formation transactions discussed below.

James W. Cogdell (the “Founder”) formed Cogdell Spencer Inc. (the “Company”) with the intent to qualify as a real estate investment trust (a “REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and to effect an initial public offering (the “Offering”) of the common stock of the Company. The Company completed its initial public offering on November 1, 2005. The Offering resulted in the sale of 5,800,000 shares of common stock at a price of $17.00 per share, generating gross proceeds to the Company of $98,600. On November 29, 2005, an additional 300,000 shares of common stock were sold at $17.00 per share as a result of the underwriters exercising their over-allotment option, generating gross proceeds to the Company of $5,100. The aggregate proceeds to the Company, net of underwriter’s discounts, commissions and financial advisory fees and other offering costs, were approximately $89,900.

On November 1, 2005, concurrent with the consummation of the Offering, the Company and a newly formed majority-owned limited partnership, Cogdell Spencer LP (the “Operating Partnership”), and its taxable REIT subsidiary, together with the partners and members of the affiliated partnerships and limited liability companies of the Predecessor, engaged in certain formation transactions (the “Formation Transactions”). The Operating Partnership received a contribution of interests in the Predecessor in exchange for units of limited partnership interest in the Operating Partnership, shares of the Company’s common stock and/or cash (see Note 4). Substantially all of the operations of the Company are carried out through the Operating Partnership. A wholly-owned subsidiary of the Company is acting as sole general partner of the Operating Partnership.

The Company, through its Operating Partnership, is a self-advised, self-managed business engaged in the ownership, development, redevelopment, acquisition and management of medical office buildings and other healthcare related facilities in the United States. The Company and the Operating Partnership had no operations prior to the Offering.

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The Predecessor consists of Cogdell Spencer Advisors, Inc., and the limited liability companies and partnerships as shown in the following chart:

			Number of
Entity	Property Location	Property Type	Properties

Augusta Medical Partners, LLC	Augusta, GA	Medical Office	4
Baptist Northwest Limited Partnership	Columbia, SC	Medical Office	1
Barclay Downs Associates, LLC/Matthews Land Group, LLC	Charlotte, NC	Corporate Offices	1
Beaufort Medical Plaza, LLC	Beaufort, SC	Medical Office	1
Cabarrus Medical Partners, LLC	Greater Concord, NC	Medical Office	5
Cabarrus POB, LLC	Concord, NC	Medical Office Wellness, Medical	1
Cogdell Investors (Birkdale), LLC	Huntersville, NC	Office	1
Cogdell Investors (Mallard), LLC	Charlotte, NC	Medical Office	1
Cogdell Investors (Birkdale II), LLC	Huntersville, NC	Retail Center	1
Copperfield MOB, LLC	Concord, NC	Medical Office	1
East Jefferson Medical Office Building Limited Partnership	Metairie, LA	Medical Office	1
East Jefferson Medical Specialty Building Limited Partnership	Metairie, LA	Medical Office Medical Office,	1
East Rocky Mount Kidney Center, LLC	Rocky Mount, NC	Kidney Dialysis Medical Office,	1
Franciscan Development Company, LLC	Ashland, KY	Surgery	1
Gaston MOB, LLC	Gastonia, NC	Medical Office	1
HMOB Associates Limited Partnership	Columbia, SC	Medical Office	1
Medical Arts Center of Orangeburg General Partnership	Orangeburg, SC	Medical Office	1
Medical Investors, LLC, Medical Investors	Charlotte, NC and
I, LLC, Medical Investors III, LLC	Charleston, SC	Medical Office	5
Medical Park Three Limited Partnership	Columbia, SC	Medical Office	1
Mulberry Medical Park Limited Partnership	Lenoir, NC	Medical Office	1
Providence Medical Office Building, LLC	Columbia, SC	Medical Office	3
River Hills Medical Associates, LLC	Little River, SC	Medical Office	1
Rocky Mount Kidney Center Limited Partnership	Rocky Mount, NC	Medical Office, Kidney Dialysis	1
Rocky Mount MOB, LLC	Rocky Mount, NC	Medical Office	1
Rocky Mount Medical Park Limited Partnership	Rocky Mount, NC	Medical Office	1
Roper MOB, LLC	Charleston, SC	Medical Office	1
Rowan OSC Investors, LLC	Salisbury, NC	Surgery Center	1
St. Francis Community MOB, LLC	Greenville, SC	Medical Office	2
St. Francis Medical Plaza, LLC	Greenville, SC	Medical Office	2
West Medical Office I, LLC	Charleston, SC	Medical Office	1

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated and combined financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and represent the assets and liabilities and operating results of the Company and the Predecessor. The consolidated financial statements include the Company’s accounts, its wholly-owned subsidiaries, as well as the Operating Partnership and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation and combination. The accounting policies of the Predecessor and the Company are consistent with each other, except as noted.

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

Revenue Recognition

The Company recognizes revenues related to leasing activities at properties owned by the Company, management fees related to managing third party properties, development fees related to the general oversight of medical property development, other advisory fees, and operating expense reimbursement for payroll related and other expenses incurred by third party properties managed by the Company.

Rental income related to non-cancelable operating leases is recognized as earned over the life of the lease agreements on a straight-line basis. Rental income recognized on a straight-line basis for certain lease agreements results in recognized revenue exceeding amounts contractually due from tenants. These leases generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes. At times the Company will receive cash payments at the inception of the lease for tenant improvements and these amounts are amortized into rental revenue over the life of the lease. These amounts are included in “Accounts payable and accrued expenses” in the consolidated and combined balance sheets. The Company monitors the creditworthiness of its tenants on a regular basis and maintains an allowance for doubtful accounts. Such amount is immaterial to the financial statements.

The Company recognizes sales of real estate properties upon closing. Payments received from purchasers prior to closing are recorded as deposits. Profit on real estate sold is recognized using the full accrual method upon closing when the collectibility of the sales price is reasonably assured and the Company is not obligated to perform significant activities after the sale. This includes the buyer’s initial and continuing investments being adequate to demonstrate a commitment to pay for the property and the Company not having substantial continuing involvement whereby the usual risks and rewards of ownership would not be transferred to the buyer. Profit may be deferred in whole or part until the sales meet the requirements of profit recognition on sales of real estate under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate” (“SFAS No. 66”).

The Company receives fees for property management and development and consulting services provided from time to time to third parties which are reflected as fee revenue. Management fees are generally based on a percentage of revenues for the month as defined in the related property management agreements. Development and advisory fees are recorded based on a percentage of completion method using management’s best estimate of time and costs to complete projects. There are no significant over-billed or under-billed amounts and changes in estimates during the three years ended December 31, 2005 have not been material. Other income on the Company’s

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

statement of operations generally includes income incidental to the operations of the Company and is recognized when earned. Interest income includes the amortization on unearned income related to a sales-type capital lease.

The Company pays certain payroll and related costs related to the operations of third party properties that are managed by the Company. Under terms of the related management agreements, these costs are reimbursed by the third party property owners. The amounts billed to the third party owners are recognized as revenue in accordance with FASB Emerging Issues Task Force (“EITF”) Abstract No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out of Pocket” Expenses Incurred.”

Fee revenue for the year ended December 31, 2004, includes $617 of revenue related to a project where services were performed prior to 2004 but collectibility was not assured. During 2004, payment for services performed was received and the revenue has been reflected as fee revenue in 2004.

Income Taxes

The Company will elect to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended, when it files its federal income tax return for December 31, 2005. REITs are subject to a number of organizational and operational requirements, including a requirement that 90% of ordinary taxable income to be distributed. As a REIT, the Company will generally not be subject to federal income tax to the extent that it meets the organization and operational requirements and distributions exceed taxable income. For the year ended December 31, 2005, the Company met the organization and operational requirements and distributions exceeded net taxable income. Accordingly, no provision has been made for federal and state income taxes.

Cogdell Spencer Advisors, LLC (“CSA, LLC”), wholly-owned by the Operating Partnership, has elected to be a Taxable REIT Subsidiary. As a Taxable REIT Subsidiary, the operations of CSA, LLC are generally subject to corporate income taxes. For the year ended December 31, 2005, CSA, LLC incurred a net operating loss for income tax purposes. The Company has recorded a full valuation allowance against the net deferred tax assets and believes that these assets and related valuation allowances are immaterial to the accompanying consolidated financial statements.

The distribution of $0.2333 for the period November 1, 2005 through December 31, 2005 and paid December 27, 2005, was classified for income tax purposes, and to be reported to stockholders, as five percent (5%) taxable ordinary dividend and ninety-five (95%) return of capital (non-taxable).

No provision for income taxes is included in the Predecessor’s combined financial statements, as each shareholder, partner or member is individually responsible for reporting its respective share of the S-Corporation’s, partnership’s or limited liability company’s taxable income or loss in its income tax returns.

Comprehensive Income or Loss

The Company did not have any items of comprehensive income or loss other than net income in the three years ended December 31, 2005.

Cash and Cash Equivalents

The Company considers all short-term investments with maturities of three months or less when purchased to be cash equivalents. Restricted cash and short-term investments are excluded from cash for the purpose of preparing the combined statements of cash flows.

The Company maintains cash balances in various banks. At times the amounts of cash may exceed the $100 amount insured by the FDIC. The Company does not believe it is exposed to any significant credit risk on cash and cash equivalents.

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Restricted Cash

Restricted cash includes escrow accounts held by lenders. Restricted cash also includes proceeds from property sales deposited with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations.

Real Estate Properties

Land, buildings and improvements, and furniture, fixtures and equipment are recorded at cost. For developed properties, direct and indirect costs that clearly relate to projects under development are capitalized in accordance with FASB SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” Costs include construction costs, professional services such as architectural and legal costs, travel expenses, capitalized interest and direct payroll and other acquisition costs. Capitalization of interest ceases when the property is ready for its intended use, which is generally near the date that a certificate of occupancy is obtained.

Depreciation and amortization is computed using the straight-line method for financial reporting purposes. Buildings and improvements are depreciated over 20 to 50 years. Tenant improvement costs, which are included in building and improvements in the consolidated and combined balance sheets, are depreciated over the shorter of (i) the related remaining lease term or (ii) the life of the improvement. Corporate furniture, fixtures and equipment, which are included in “Other assets,” are depreciated over three to seven years.

Acquisitions of properties are accounted for utilizing the purchase method in accordance with FASB SFAS No. 141, “Business Combinations,” and accordingly the purchase cost is allocated to tangible and intangible assets and liabilities based on their relative fair values. The fair value of tangible assets acquired is determined by valuing the property as if it were vacant, applying methods similar to those used by independent appraisers of income-producing property. The resulting value is then allocated to land, buildings, tenant improvements, and furniture, fixtures and equipment based on management’s determination of the relative fair value of these assets. The assumptions used in the allocation of fair values to assets acquired are based on management’s best estimates at the time of evaluation.

Fair value is assigned to above-market and below-market leases based on the difference between (a) the contractual amounts to be paid by the tenant based on the existing lease and (b) management’s estimate of current market lease rates for the corresponding in-place leases, over the remaining terms of the in-place leases. Capitalized above-market lease amounts are amortized as a decrease to rental revenue over the remaining terms of the respective leases. Capitalized below-market lease amounts are amortized as an increase to rental revenue over the remaining terms of the respective leases. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.

The aggregate value of other acquired intangible assets consists of acquired in-place leases and tenant relationships. The fair value allocated to acquired in-place leases consists of a variety of components including, but not necessarily limited to: (a) the value associated with avoiding the cost of originating the acquired in-place leases (i.e. the market cost to execute a lease, including leasing commissions and legal fees, if any); (b) the value associated with lost revenue related to tenant reimbursable operating costs estimated to be incurred during the assumed lease-up period (i.e. real estate taxes, insurance and other operating expenses); (c) the value associated with lost rental revenue from existing leases during the assumed lease-up period; and (d) the value associated with any other inducements to secure a tenant lease.

As required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company assesses the potential for impairment of its long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicate that the recorded value might not be fully recoverable. Management determines whether impairment in value has occurred by comparing the estimated future undiscounted cash flows expected from the use and eventual disposition of the asset to its carrying value. If

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

the undiscounted cash flows do not exceed the carrying value, the real estate is adjusted to fair value and an impairment loss is recognized.

SFAS No. 144 requires that the operations and gains and losses associated with sales of “components of an entity,” as defined in SFAS No. 144, be reclassified and presented as discontinued operations. The Company generally has no plans to actively engage in the disposition of any specific real estate property or group of real estate properties, but does from time to time dispose of properties in the normal course of business. For the three years ended December 31, 2005, there were no dispositions.

Repairs, Maintenance and Major Improvements

The costs of ordinary repairs and maintenance are charged to operations when incurred. Major improvements that extend the life of an asset are capitalized and depreciated over the remaining useful life of the asset. In some circumstances lenders require the Company to maintain a reserve account for future repairs and capital expenditures. These amounts are classified as restricted cash.

Capitalization of Interest

The Company capitalizes interest costs on borrowings incurred during the new construction or redevelopment of qualifying assets. Capitalized interest is added to the cost of the underlying assets and is depreciated over the useful lives of the assets. For the years ended December 31, 2005, 2004 and 2003, the Company capitalized interest of $24, $52, and $13, respectively, in connection with various development projects.

Tenant Receivables

Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowance for uncollectible accounts. An allowance for uncollectible accounts is made when collection of the full amounts is no longer considered probable. There are allowances for uncollectible accounts for each period presented which are not significant. Tenant receivables and straight-line rent adjustments are recorded in “Other assets” in the accompanying consolidated and combined balance sheets.

Investment in Capital Lease

Investment in capital lease consists of a building on a sales-type capital lease. The Company recognizes the sale in accordance with SFAS No. 66. Unearned income is amortized into interest income using a method that is not materially different from a method that produces a constant periodic rate of return on the net investment in the lease. The interest income is recorded in “Interest and other income.”

Deferred Financing Costs

Deferred financing costs include fees and costs incurred in conjunction with long-term financings and are amortized over the terms of the related debt using the straight-line method, which approximates the effective interest method. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to earnings. For the year ended December 31, 2003, the Predecessor expensed $180 of deferred finance costs related to material changes in debt agreements. The expense is included in “Interest” in the statements of operations.

Unconsolidated Real Estate Partnerships

The Company reviews its interests in non-consolidated entities to determine if the entity’s assets, liabilities, noncontrolling interests and results of activities should be consolidated by an entity that is included in the consolidated financial statements in accordance with FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”). The Company records investments in which it exercises

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

significant influence under the equity method in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Common Stock,” and AICPA Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures.” Equity method investment balances totaling $831 at December 31, 2005 are included in “Other assets” in the consolidated balance sheet. There were no equity investment balances at December 31, 2004. Included in “Other assets” are advances to equity method investees of $695 at December 31, 2004. There were no such advances at December 31, 2005. In circumstances where the real estate partnerships have distributions in excess of the investment and accumulated earnings or experienced net losses in excess of the investment and the Company has guaranteed debt of the entity or otherwise intends to provide financial support, the Company has reduced the carrying value of its investment below zero and recorded a liability in “Accounts payable and accrued expenses.” Services performed for real estate joint ventures and capitalized by real estate joint ventures are recognized to the extent attributable to the outside interests in the real estate joint venture.

Guarantees

The Company records a liability using expected present value measurement techniques for guarantees entered into or modified subsequent to December 31, 2003 in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).

Fair Value of Financial Instruments

The Company follows SFAS No. 107, “Disclosures about the Fair Value of Financial Instruments” which requires the disclosure of the fair value of financial instruments for which it is practicable to estimate. The Company does not hold or issue financial instruments for trading purposes. The Company considers the carrying amounts of cash and cash equivalents, restricted cash, tenant receivables, accounts payable and accrued expenses to approximate fair value due to the short maturity of these instruments. The Company has estimated the fair value of the mortgages and notes payable utilizing present value techniques. At December 31, 2005, the carrying amount and estimated fair value of the mortgages and notes payable was $160,234 and $160,745, respectively. At December 31, 2004, the carrying amount and estimated fair value of the mortgages and notes payable was $214,818 and $214,983, respectively.

Offering Costs

Underwriting commissions and other offering costs are reflected as a reduction in additional paid-in capital.

Stock Based Compensation

The Company accounts for stock based compensation, including restricted stock grants and fully vested long-term incentive units granted in connection with the Offering, in accordance with SFAS No. 123R (Revised), “Share-Based Payment” (“SFAS 123R”). The Company measures the compensation cost based on the estimated fair value of the award at the grant date. The estimate is based on the share price of the common stock at the grant date. Where an observable market value of a similar instrument is not available an option-pricing model is utilized. The compensation cost is recognized as an expense over the requisite service period required for vesting.

The estimated fair value of fully vested stock awards and long-term incentive units (“LTIP”) granted on the offering date was recorded as an expense upon closing of the Offering. The estimated fair value of the restricted stock granted by the Company is being amortized over the vesting period of the restricted stock agreements. On November 1, 2005, the Company recorded compensation expense of $6,384 related to the grant of vested equity incentives in connection with the completion of the Offering.

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Reclassifications

Certain 2004 and 2003 amounts have been reclassified to conform to the 2005 presentation. The reclassifications did not affect previously reported owners’ equity or net income.

Recent Accounting Pronouncements

In June 2005, the FASB ratified the EITF’s consensus on Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). This consensus establishes the presumption that general partners in a limited partnership control that limited partnership regardless of the extent of the general partner’s ownership interest in the limited partnership. The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. Whether the presumption of control is overcome is a matter of judgment based on facts and circumstances, for which the consensus provides additional guidance. This consensus is currently applicable for new or modified partnerships, and will otherwise be applicable to existing partnerships in 2006. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. The Company is currently evaluating if any of the Company’s unconsolidated real estate joint ventures will need to be consolidated in accordance with EITF 04-5. However, the Company does not expect any impact to net income (loss) should any unconsolidated real estate partnerships be required to be consolidated.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, and Interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and through the normal operation of the asset. This interpretation is effective for the fiscal year ended December 31, 2005 and its adoption did not have any effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS 123R. SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of share based payments, based on the grant date fair value of those awards, in the financial statements. The Company adopted SFAS 123R effective November 1, 2005. The Predecessor did not issue any share based payments.

3.	Minimum Future Rental Revenues

The Company’s properties are generally leased to tenants under non-cancelable, fixed-term operating leases with expirations through 2020. Some leases provide for fixed rent renewal terms or market rent renewal terms. The Company’s leases generally require the lessee to pay minimum rent, additional rent based upon increases in the Consumer Price Index and all taxes (including property tax), insurance, maintenance and other operating costs associated with the leased property.

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments by tenants under the non-cancelable operating leases as of December 31, 2005 were as follows:

For the year ending:
2006	$37,565
2007	29,794
2008	24,795
2009	18,921
2010	14,009
Thereafter	32,522

$157,606

The Company has one building leased to a tenant under a capital lease that began in 1987 and expires in 2017, with a bargain renewal option through 2027 that the Company intends to exercise. The tenant is the owner of the land and has leased the land to the Company. Upon renewal of the ground lease, the building lease automatically extends for the same 10 year extension period. The components of the “Investment in capital lease” are as follows:

	December 31,	December 31,
	2005	2004

Total minimum lease payments	$14,948	$15,702
Less: Unearned income	(8,449)	(14,079)

Investment in capital lease	$6,499	$1,623

Total minimum lease payments receivable on the capital lease as of December 31, 2005, exclusive of the operating expense reimbursement payments, are as follows:

For the year ending:
2006	$760
2007	766
2008	772
2009	778
2010	784
Thereafter	11,088

$14,948

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

4.	Acquisitions

On November 1, 2005, as discussed in note 1, the Operating Partnership engaged in certain formation transactions that resulted in the acquisition of 44 properties, the acquisition of minority ownership interests in eight real estate properties, and the acquisition of Cogdell Spencer Advisors, Inc. Concurrent with the Formation Transactions, the Company acquired a majority ownership in the Operating Partnership. In connection with the Formation Transactions, 3,831,040 Operating Partnership units and 1,842,274 shares of common stock were issued. The Formation Transactions’ purchase price was allocated as follows:

Operating Partnership units issued	$65,132
Common shares issued	31,319
Cash	36,454
Assumption of liabilities	216,764
Assumption of assets, including cash	(17,916)
EITF 94-2 historical cost basis adjustment	(43,878)

Purchase price to be allocated	$287,875

In accordance with the EITF Abstract No. 94-2, “Treatment of Minority Interests in Certain Real Estate Investment” (“EITF 94-2”) and SEC Staff Accounting Bulletin No. 48, “Transfers of Nonmonetary Assets by Promoters or Stockholders,” the transfers made by the Promoter, James W. Cogdell, in exchange for Operating Partnership units and common shares have been recorded at his historical cost basis. To the extent the other investors exchanged their ownership interests; the acquisition has been recorded at the estimated fair value of the consideration exchanged.

The following is a preliminary allocation of the purchase price in accordance with SFAS 141:

Land	$15,868
Buildings and improvements	238,798
Investment in capital lease	6,550
Acquired above market leases	877
Acquired in place lease value and deferred leasing costs	22,399
Acquired ground leases	2,661
Goodwill	2,875
Other assets	1,712
Premium, net on assumed debt	(823)
Acquired below market leases	(3,042)

Total purchase price allocated	$287,875

On November 1, 2005, the Company, through its Operating Partnership, acquired 190 Andrews Medical Office Building located in Greenville, South Carolina from unaffiliated third parties. The property was acquired in exchange for 188,236 Operating Partnership units, equal to $3,200, based upon the Offering price of $17.00 per share, and the assumption of $53 in cash, for a total consideration of $3,147. The following table is a preliminary allocation of the purchase price in accordance with SFAS 141. The pro forma results had the building been acquired at the beginning of the year would have been immaterial to both revenue and net income for the year.

Building and improvements	$2,663
Acquired in place lease value and deferred leasing costs	221
Acquired ground lease	274
Acquired below market leases	(11)

Total purchase price allocated	$3,147

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

In connection with an acquisition in July 2004, the Predecessor formed Rowan OSC Investors, LLC (“Rowan OSC Investors”), which acquired a surgery center, and in connection with an acquisition in June 2003, the Predecessor formed Barclay Downs Associates, LLC (“Barclay Downs”), which acquired an office building. Both properties were acquired for investment purposes. Barclay Downs is also the location of the Company’s corporate offices. The purchase prices were allocated as follows:

	Rowan OSC
	Investors	Barclay Downs

Land	$607	$2,396
Building and improvements	3,305	2,827
Acquired in place lease value and deferred leasing costs	290	—
Debt premium	—	(228)

Total purchase price	$4,202	$4,995

Barclay Downs assumed $2,886 of debt from the seller and paid $2,109 in cash. Rowan OSC Investors was purchased for cash. No intangible assets were recorded related to the Barclay Downs acquisition because the single tenant defaulted on their lease. The pro forma results if either building had been acquired at the beginning of the year would have been immaterial to both revenue and net income for each respective year. Amortization expense and accumulated amortization related to intangible assets for the year ended December 31, 2004 were $7. There have been no other recent acquisitions that would have required purchase accounting, thus no other such intangible assets are recorded.

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

5.	Mortgages, Notes Payable and Guarantees

Mortgages and notes payable consist of the following:

					Interest
	Outstanding at	Outstanding at	Stated		Rate at
	December 31,	December 31,	Interest		December 31,	Maturity
Entity	2005	2004	Rate		2005	Date	Amortization

Augusta Medical Partners, LLC	$—	$25,238	—		—	—	—
Baptist Northwest Medical Park LP	2,344	2,388	8.25%		8.25%	2/1/2011	25 years
Beaufort Medical Plaza, LLC	5,270	5,379	LIBOR + .95		5.34	8/18/2008	25 years
Cabarrus Medical Partners, LLC	10,378	10,560	LIBOR + 1.50	(1)	5.89	12/15/2014	25 years
Cabarrus POB, LLC	—	8,359	—		—	—	—
Cogdell Investors (Birkdale), LLC	7,758	7,884	6.75		6.75	10/1/2008	25 years
Cogdell Investors (Mallard), LLC	—	6,008	—		—	—	—
Cogdell Investors (Birkdale II), LLC	—	944	—		—	—	—
Copperfield MOB, LLC	—	3,950	—		—	—	—
East Jefferson Medical Office Building LP	9,773	9,945	6.01		6.01	8/10/2014	25 years
East Rocky Mount Kidney Center, LLC	—	1,053	—		—	—	—
Franciscan Development Company, LLC	—	10,679	—		—	—	—
Gaston MOB, LLC	17,358	18,150	LIBOR + 1.25		5.64	11/22/2007	25 years
Gaston MOB, LLC	—	14	—		—	—	—
HMOB Associates Limited Partnership	5,935	6,116	5.93		5.93	11/1/2013	20 years
Barclay Downs Associates, LLC	—	2,721	—		—	—	—
Barclay Downs Associates, LLC	4,550		6.50		6.50	11/15/2012	25 years (6)
Matthews Land Group, LLC/Barclay Downs Associates, LLC	—	1,538	—		—	—	—
Medical Arts Center of Orangeburg GP	2,723	2,812	5.95		5.95	12/18/2007	20 years
Medical Investors I, LLC	8,962	9,109	LIBOR + 1.85		6.24	12/10/2007	25 years
Medical Investors III, LLC	—	4,737	—		—	—	—
Medical Park Three Limited Partnership	8,418	8,583	5.55		5.55	3/25/2014	25 years
Mulberry Medical Park LP	1,152	1,207	5.95		5.95	10/15/2006	20 years
Providence Medical Office Building, LLC	9,206	9,398	6.12		6.12	1/12/2013	25 years
River Hills Medical Associates, LLC	3,161	3,247	LIBOR + 2.00		6.39	11/30/2008	22 years
River Hills Medical Associates, LLC	—	300	—		—	—	—
River Hills Medical Associates, LLC	—	401	—		—	—	—
Rocky Mount Kidney Center LP	1,141	1,173	6.25		6.25	1/21/2009	20 years
Rocky Mount MOB, LLC	—	4,355	—		—	—	—
Rocky Mount MOB, LLC	—	73	—		—	—	—
Rocky Mount Medical Park LP	7,953	8,122	Prime		7.25	8/15/2008	25 years
Rocky Mount Medical Park LP	—	362	—		—	—	—
Roper MOB, LLC	10,164	10,280	LIBOR + 1.50		5.89	7/10/2009	18 years(2)
Rowan OSC Investors, LLC	3,547	3,614	6.00		6.00	7/6/2014	25 years
St. Francis Community MOB, LLC	9,448	9,603	LIBOR + 1.40		5.79	8/18/2007	25 years
St. Francis Community MOB, LLC	—	95	—		—	—	—
St. Francis Community MOB, LLC	—	114	—		—	—	—
St. Francis Medical Plaza, LLC	10,689	10,964	LIBOR + 1.325		5.72	2/15/2006	25 years
St. Francis Medical Plaza, LLC	—	44	—		—	—	—
West Medical Office I, LLC	—	3,413	—		—	—	—
West Medical Office I, LLC	—	257	—		—	—	—
Cogdell Spencer Advisors, Inc.(3)	—	975	—		—	—	—
Cogdell Spencer Advisors, Inc	—	490	—		—	—	—
Cogdell Spencer Advisors, Inc	—	48	—		—	—	—
Cogdell Spencer LP (4)(5)	19,600	—	—		5.50	10/31/2008	—

Total	159,530	214,702
Premium, net	704	116

Total debt	$160,234	$214,818

(1)	Maximum interest of 8.25%; Minimum interest rate of 3.25%.

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(2)	Interest only through July 2005.

(3)	Revolving line of credit, repaid November 2005.

(4)	Unsecured revolving credit facility.

(5)	The interest rate is, at the Company’s election, either (1) LIBOR plus a margin of between 100 to 130 basis points based on the Company’s leverage ratio or (2) the higher of the federal funds rate plus 50 basis points or Bank of America, N.A.’s prime rate.

(6)	Interest only through January 2008.

The LIBOR rate was 4.39% and 2.40% at December 31, 2005 and 2004, respectively. The prime rate was 7.25% and 5.25% at December 31, 2005 and 2004, respectively.

On November 1, 2005, the Company, as guarantor, and the Operating Partnership entered into a $100,000 unsecured revolving credit facility (the “Credit Facility”), with a syndicate of financial institutions (including Bank of America, N.A., Citicorp North America, Inc. and Branch Banking & Trust Company) (collectively, the “Lenders”), with Bank of America, N.A., as the administrative agent for the Lenders, and Banc of America Securities LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint book managers. The Credit Facility is available to fund working capital and other corporate purposes; finance acquisition and development activity; and refinance existing and future indebtedness. The Credit Facility permits the Operating Partnership to borrow up to $100,000 of revolving loans, with sub-limits of $25,000 for swingline loans and $25,000 for letters of credit.

The Credit Facility shall terminate and all amounts outstanding thereunder shall be due and payable in full three years from November 1, 2005, subject to a one-year extension, at the Operating Partnership’s option. The Credit Facility also allows for up to $150,000 of increased availability (to a total aggregate available amount of $250,000), at the Operating Partnership’s option but subject to each Lender’s option to increase its commitments. This Credit Facility is guaranteed by the Company and certain of its subsidiaries. The interest rate on loans under the Credit Facility equals, at the Company’s election, either (1) LIBOR plus a margin of between 100 to 130 basis points based on the Company’s leverage ratio or (2) the higher of the federal funds rate plus 50 basis points or Bank of America, N.A.’s prime rate.

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

As of December 31, 2005 there was $79,900 available under the Company’s Credit Facility. There was $19,600 outstanding at December 31, 2005 and $500 of availability is restricted related to an outstanding letter of credit.

The mortgages are collateralized by property and payments are made monthly.

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Scheduled maturities of mortgages and notes payable as of December 31, 2005 are as follows:

For the year ending:
2006	$14,809
2007	36,821
2008	47,022
2009	11,597
2010	1,456
Thereafter	47,825

Total mortgages and notes payable	$159,530

Certain of the Company’s mortgage notes payable and the Company’s Credit Facility require that the Company comply with certain affirmative, negative and financial covenants. The Company was in compliance with the covenants as of December 31, 2005.

Guarantees

The Company has guaranteed, in the event of a default, the mortgage notes payable for two unconsolidated real estate joint ventures. An initial liability of $131 has been recorded for these guarantees using expected present value measurement techniques. For one mortgage note payable with a principal balance of approximately $11,100 at December 31, 2005, the guarantee will be released upon completion of the project and commencement of rental income, which is expected to occur in the second quarter of 2006. The other guarantee, with a principal balance of approximately $9,200 at December 31, 2005, will be released upon the full repayment of the mortgage note payable, which matures in December 2006. The mortgages are collateralized by property and the collateral will revert to the guarantor in the event that the guarantee is performed.

6.	Derivative Financial Instruments — Interest Rate Swap Agreements

The Company utilizes interest rate swap agreements to reduce its exposure to variable interest rates associated with certain of its mortgage notes payable. These agreements involve an exchange of fixed and floating interest payments without the exchange of the underlying principal amount (the “notional amount”). The net difference between the interest paid and the interest received is reflected as an adjustment to interest expense.

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The interest rate swap agreements have been recorded on the balance sheet at their estimated fair values and included in “Other assets” or “Interest Rate Swap Agreements.” The agreements have not been designated for hedge accounting and, accordingly, any changes in fair values are recorded in interest expense. For the years ended December 31, 2005, 2004 and 2003, ($2,451), ($2,874), and ($652), respectively, was recorded as a decrease in interest expense as a result of the change in the interest rate swap agreements’ fair value. The following table summarizes the terms of the agreements and their fair values at December 31, 2005 and 2004:

	Notional
	Amount as of December 31,			Effective	Expiration	December 31, 2005		December 31, 2004
Entity	2005	Receive Rate	Pay Rate	Date	Date	Asset	Liability	Asset	Liability

Augusta Medical Partners, LLC(1)	$25,211	1 Month LIBOR	5.75%	5/25/2001	6/26/2006	$—	$—	$—	$941
Beaufort Medical Plaza, LLC	5,165	1 Month LIBOR	5.81	10/25/1999	7/25/2008	—	133	—	371
Gaston MOB, LLC	17,358	1 Month LIBOR	3.25	1/23/2003	11/22/2007	467	—	121	—
Medical Investors I, LLC	8,962	1 Month LIBOR	4.82	2/10/2003	12/10/2007	—	37	—	377
River Hills Medical Associates, LLC	3,161	1 Month LIBOR	3.63	3/10/2003	12/15/2008	94	—	10	—
Roper MOB, LLC	10,280	1 Month LIBOR	4.45	7/26/2004	7/10/2009	90	—	—	186
St. Francis CMOB, LLC(2)	9,265	1 Month LIBOR	5.58	4/3/2001	8/18/2005	—	—	—	171
St. Francis Medical Plaza, LLC(2)	10,956	1 Month LIBOR	5.52	1/8/1999	12/15/2005	—	—	—	276

						$651	$170	$131	$2,322

(1)	Notional amount as of December 31, 2004, swap terminated in 2005.

(2)	Notional amount as of December 31, 2004, expired in 2005.

7.	Commitments and Contingencies

Construction in Progress

As of December 31, 2005, the Company had no unfunded financing commitments from financial institutions relating to properties under development.

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Operating Leases

The Company makes payments under operating lease agreements relating to various equipment leases and ground leases related to many of the Company’s properties. Future minimum lease commitments under these leases are as follows:

For the year ending:
2006	$116
2007	100
2008	98
2009	95
2010	95
Thereafter	1,997

$2,501

Many of the ground leases effectively limit the Company’s control over various aspects of the operation of the applicable building, restrict the Company’s ability to transfer the building and allow the lessor the right of first refusal to purchase the building and improvements. All the ground leases provide for the property to revert to the lessor for no consideration upon the expiration of the ground lease.

Tax Protection Agreements

In connection with the Formation Transactions, the Company entered into a tax protection agreement with the former owners of each contributed property who received OP units.

Pursuant to these agreements, the Company will not sell, transfer or otherwise dispose of any of the properties (each a “protected asset”) or any interest in a protected asset prior to the eighth anniversary of the closing of the offering unless:

(1) a majority-in-interest of the holders of interests in the existing entities (or their successors, which may include the Company to the extent any OP units have been redeemed or exchanged) with respect to such protected asset consent to the sale, transfer or other disposition; provided, however, with respect to three of the existing entities, Cabarrus POB, LLC, Medical Investors I, LLC and Medical Investors III, LLC, the required consent shall be a majority-in-interest of the beneficial owners of interests in the existing entities other than Messrs. Cogdell and Spencer and their affiliates; or

(2) the operating partnership delivers to each such holder of interests, a cash payment intended to approximate the holder’s tax liability related to the recognition of such holder’s built-in gain resulting from the sale of such protected asset; or

(3) the sale, transfer or other disposition would not result in the recognition of any built-in gain by any such holder of interests.

Litigation

In the normal course of business, the Company is subject to claims, lawsuits and legal proceedings. While it is not possible to ascertain with certainty the ultimate outcome of such matters, in management’s opinion, the liabilities, if any, in excess of amounts provided or covered by insurance, are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Indemnities

At times the Company may be obligated per agreement to indemnify another party with respect to certain matters. Typically, these obligations arise in contracts into which the Company enters, under which it customarily agrees to hold the other party harmless against certain losses arising from breaches of representations, warranties and/or covenants related to such matters as, among others, title to assets, specified environmental matters, qualification to do business, due organization, non-compliance with restrictive covenants, laws, rules and regulations, maintenance of insurance and payment of tax bills due and owing. Additionally, with respect to office lease agreements that are entered into as landlord, the Company may also indemnify the other party against damages caused by its willful misconduct or negligence associated with the operation and management of the building. Although no assurances with certainty can be made, it is believed that if the Company were to incur a loss in any of these matters, such loss would not have a material effect on the Company’s financial condition or results of operations. Historically, payments made with regard to these agreements have not had a material effect on the Company’s financial condition or results of operations.

8.	Investments in Real Estate Partnerships — Company

As of December 31, 2005, the Company has an ownership interest in six limited liability companies or limited partnerships. The following is a description of each of the entities:

•	Cabarrus Land Company, LLC, a North Carolina limited liability company, founded in 1987, 5.0% owned by the Company, and owns one medical office building,

•	Mary Black MOB Limited Partnership, a South Carolina limited partnership, founded in 1988, 9.6% owned by the Company, and owns one medical office building,

•	Mary Black MOB II Limited Partnership, a South Carolina limited partnership, founded in 1993, 1.0% owned by the Company, and owns one medical office building,

•	Mary Black Westside Medical Park I Limited Partnership, a South Carolina limited partnership, founded in 1991, 5.0% owned by the Company, and owns one medical office building,

•	McLeod Medical Partners, LLC, a South Carolina limited liability company, founded in 1982, 1.1% owned by the Company, and owns three medical office buildings, and

•	Rocky Mount MOB, LLC, a North Carolina limited liability company, founded in 2002, 34.5% owned by the Company, and owns one medical office building.

The Company accounts for these unconsolidated real estate partnerships under the equity method of accounting based on the Company’s ability to exercise significant influence. The Company manages the properties owned by these entities and receives property management fees, leasing fees, and expense reimbursements. The following is a summary of financial information for the limited liability companies and limited partnerships as of December 31, 2005 and for the period November 1 through December 31, 2005. The information set forth below reflects the financial position and operations of the entities in their entirety, not just the Company’s interest in the real estate partnership.

December 31, 2005

Financial position:
Total assets	$32,606
Total liabilities	23,752
Members’ equity	8,854

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

November 1, 2005 -
December 31, 2005

Results of operations:
Revenues	$1,070
Operating and general and administrative expenses	375
Net income	44

9.	Investments in Real Estate Partnerships — Predecessor

The Predecessor held a significant variable interest in five Variable Interest Entities (“VIEs”) as defined in FIN 46R; however, the Predecessor and the Founder, individually or jointly, were not the primary beneficiaries. On July 31, 2005, the Predecessor transferred all of its ownership in Cogdell Investors (CFVN), LLC, Cogdell Investors (Charleston), LLC, Cogdell Investors (Lenoir), LLC, Cogdell Investors (OSS), LLC, and Cogdell Investors Gulfport MOB, LLC to its owners. Due to the Predecessor’s share of equity losses exceeding its investments, these investments had a negative carrying value of $124. On the transfer date, $124 was recorded as a negative distribution in “Predecessor’s owners’ deficit” and the negative carrying value was removed from the balance sheet.

The five limited liability companies each own a medical office building and were initially 100% financed by a third party lender. The Predecessor’s commitment was limited to its initial capital contribution, which was de minimis. The lessees under each of the master leases have the ability to purchase the Predecessor’s and members’ ownership in the VIEs for an amount based on a multiple of historical cash flows received by the Predecessor and the members or a fixed amount. The lessees under each of the master leases are entitled to a rent rebate equal to the excess cash flows as defined in the lease agreements, thus the historical cash flows received by the Predecessor were fixed at an immaterial amount. If operating or financing expenses are greater than expected, the lessees’ rent is adjusted to reflect the increased costs. As a result of the lease agreement and the ability to purchase the Predecessor’s and members’ ownership, the lessee bears a majority of expected losses and expected residual returns and the risks and rewards of ownership of the property did not reside with the Predecessor.

The Predecessor provided asset management, financing, legal, development, and marketing services to the VIEs and receives fees based on a percentage of revenue, typically 1-2% of revenue. The Predecessor received property management fees for management services performed for the VIEs. The Company continues to manage these properties. The mortgage notes payable were non-recourse to the Predecessor (except as discussed in Note 5 — Guarantees). These investments were accounted for under the equity method of accounting. Significant accounting policies used by the VIEs were similar to those used by the Predecessor. The aggregate assets and liabilities of the five VIEs were $49,738 and $54,552, respectively, at December 31, 2004. The aggregate revenues for the five VIEs were $5,725 for the year ended December 31, 2004. The Predecessor recognized fee revenue and expense reimbursements of $749 for the period January 1, 2005 through October 31, 2005 and $806 and $479 for the years ended December 31, 2004 and 2003, respectively, related to these entities. The Predecessor’s loss on these entities for the ten months ended October 31, 2005, was $26 and for the years ended December 31, 2004 and 2003, the loss was $42 and $52, respectively.

The Predecessor has investments in limited liability companies and limited partnerships that are accounted for under the equity method of accounting based on the Predecessor’s ability to exercise significant influence. These entities primarily own medical office buildings or hold investments in companies that own medical office buildings.

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The following is a summary of financial information for the limited liability companies and limited partnerships, excluding the five VIEs, as of and for the periods indicated:

December 31,
2004

Financial position:
Total assets	$34,320
Total liabilities	26,630
Members’ equity	7,690

	Ten Months
	Ended October 31,	Years Ended December 31,
	2005	2004	2003

Results of operations:
Revenues	$5,126	$5,604	$3,949
Operating and general and administrative expenses	2,527	2,302	1,630
Net income	466	663	655

10.	Stockholders Equity

Shares and Units

An Operating Partnership unit and a share of the Company’s common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. An Operating Partnership unit may be redeemed for cash, or, at the Company’s option, exchanged for shares of common stock on a one-for-one basis after one year from issuance. An LTIP unit is generally the economic equivalent of an Operating Partnership unit.

Dividends

On November 28, 2005, the Company declared a dividend to common stockholders of record and the Operating Partnership declared a distribution to Unit holders of record, in each case as of December 15, 2005, totaling approximately $2,886 or $0.2333 per share or unit, covering the period from the completion of the Offering on November 1, 2005 through December 31, 2005. The dividend and distribution were paid on December 27, 2005. The dividend and distribution were equivalent to an annual rate of $1.40 per share and unit.

Distributions

Earnings and profits, which determine the tax treatment of distributions to stockholders, will differ from income reported for financial reporting purposes due to the differences for federal income tax purposes in the treatment of loss on extinguishment of debt, revenue recognition, compensation expense and in the basis of depreciable assets and estimated useful lives used to compute depreciation.

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

11.	Loss per Share

The following is a summary of the elements used in calculating basic and diluted loss per share (in thousands, except per share amount):

November 1, 2005
through
December 31, 2005

Net loss	$(5,600)
Weighted average shares outstanding — basic and diluted(1)	7,972
Net loss per share — basic and diluted	$(0.70)

(1)	28 shares of unvested restricted common stock are anti-dilutive due to the net loss.

12.	Minority Interests

Minority interests of unit holders in the Operating Partnership at December 31, 2005 were $62,018.

As of December 31, 2005, there were 12,365,413 units of limited partnership in the Operating Partnership (“OP Units”) outstanding, of which 8,000,374, or 64.6%, were owned by the Company and 4,365,039, or 35.4%, were owned by other partners (including certain of our directors and senior management).

13.	Incentive Plan

The Company’s 2005 Long-Term Stock Incentive Plan (“2005 Incentive Plan”) provides for the grant of incentive awards to employees, directors and consultants to attract and retain qualified individuals and reward them for superior performance in achieving the Company’s business goals and enhancing stockholder value. Awards issuable under the incentive award plan include stock options, restricted stock, dividend equivalents, stock appreciation rights, LTIP, cash performance bonuses and other incentive awards. Only employees are eligible to receive incentive stock options under the incentive award plan. The Company has reserved a total of 1,000,000 shares of common stock for issuance pursuant to the incentive award plan, subject to certain adjustments set forth in the plan. Each LTIP issued under the incentive award plan will count as one share of stock for purposes of calculating the limit on shares that may be issued under the plan and the individual award limit discussed below.

In connection with the Offering, the Company issued 345,793 vested LTIP units, 22,600 vested shares of restricted stock, and 35,500 shares of restricted stock that vested 20% on November 1, 2005 and will vest 20% on January 1, 2007, 2008, 2009, and 2010, respectively. The LTIP Units and restricted stock were valued at $17.00 per share resulting in a compensation charge of $6,384 for the period November 1, 2005 through December 31, 2005. The compensation expense associated with the unvested restricted stock is recognized over the vesting period.

No stock options, dividend equivalents, or stock appreciation rights were issued in 2005. The Company values stock options using an option pricing model in accordance with SFAS 123R.

14.	401(k) Savings Plan

The Company sponsors a 401(k) plan (the “Plan”) covering substantially all of its employees. The Plan provides for the Company to make matching as well as profit-sharing contributions. Profit-sharing contributions are made at the discretion of management and are allocated to participants based on their level of compensation. Profit-sharing contributions were not paid in 2005, 2004 or 2003. The Predecessor matched 100% of the employees’ contributions to the Plan up to a maximum of 4% of compensation in 2005, 2004 and 2003. The 401(k) matching expense for the year ended December 31, 2005, 2004 and 2003 was $146, $147, and $123, respectively.

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

15.	Related Party Transactions

Pursuant to an engagement letter entered into on December 1, 2004, the Predecessor engaged Realty Capital International Inc., an affiliate of Richard B. Jennings, one of the Company’s directors, to provide advisory services to the Predecessor relating to the structure and terms of the Formation Transactions and the Offering. As part of this engagement, the Predecessor paid $10 in cash per month in fees for its role as adviser through the closing of the Offering. Upon the closing of the Offering, Realty Capital International Inc. receive a success fee of $545, which was equal to 0.5% of the gross offering proceeds, inclusive of the over-allotment proceeds.

Certain partners, including hospitals which may be lessors under air rights or ground leases, and members of the affiliated partnerships and limited liability companies of the Predecessor are also tenants in the properties in which they have an ownership. Total rental revenues related to these partners and members is reflected as “Rental-related party” revenue in the accompanying combined statements of operations. Tenant receivables and payables to these partners and members are reflected were $84 and $174, respectively, at December 31, 2004. These balances generally reflect cost pass through amounts. Subsequent to the Formation Transactions, OP unitholders or common stockholders of the Company who are also tenants do not qualify as related parties.

At December 31, 2004, Barclay Downs Associates, LLC had a payable of $134 to one of its Members related to an advance for capital expenditures. The amount is reflected in “Accounts payable and accrued expenses” in the accompanying balance sheet.

Effective January 2005, Copperfield MOB, LLC, as the lessor, has a master lease agreement with an entity related by common ownership. The master lease provides for a rental payment based on the unleased square footage in the building and expires in 2009. The maximum annual rental payment from the lessee related to the unleased square footage is $367. For the ten months ended October 31, 2005, rental revenue related to this lease was $289.

The Predecessor provided certain payroll, employee benefit and other administrative services for The Fork Farm, a working farm owned by the Predecessor’s founder. These services are fully reimbursed by The Fork Farm to the Predecessor at the Predecessor’s cost, which was approximately $100 annually. In addition, The Fork Farm periodically hosts events on behalf of the Company and the Predecessor and charges for such events of approximately $20 annually are reflected in “general and administrative” expenses in the consolidated and the combined statement of operations.

16.	Segment Reporting

The Company defines business segments by their distinct customer base and service provided based on the financial information used by our chief operating decision maker to make resource allocation decisions and assess performance. There are two identified reportable segments: (1) property operations and (2) real estate services. Management evaluates each segment’s performance based on net operating income, which is defined as income before corporate general and administrative expenses, depreciation, amortization, interest expense, loss on early extinguishment of debt, gain on sale of real estate property, loss on unconsolidated real estate joint ventures, and minority interests in operating partnership. Intersegment revenues and expenses are reflected at the contractually

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

stipulated amounts and eliminated in consolidation or combination. The following table represents the segment information for the three years ended December 31, 2005:

	Company	Predecessor
	November 1, 2005 -	January 1, 2005 -	For the Year Ended December 31,
	December 31, 2005	October 31, 2005	2004	2003

Property operations:
Rental revenues	$7,044	$35,986	$40,657	$38,993
Interest and other income	116	878	831	840
Operating and general and administrative expenses	(2,596)	(11,188)	(11,644)	(11,346)
Intersegment expenses	(507)	(2,778)	(3,228)	(3,083)

Net operating income	$4,057	$22,898	$26,616	$25,404

Total segment assets, end of period	$303,322		$176,929	$165,018

Real estate services:
Fee revenue	$221	$1,450	$2,364	$1,360
Expense reimbursements	94	565	840	807
Interest and other income	11	1	12	9
Intersegment revenues	507	2,778	3,228	3,083
Operating and general and administrative expenses	(652)	(3,893)	(4,900)	(4,405)

Net operating income	$181	$901	$1,544	$854

Total segment assets, end of period	$5,160		$1,496	$981

Reconciliations:
Total segment revenues	$7,993	$41,658	$47,932	$45,092
Elimination of intersegment revenues	(507)	(2,778)	(3,228)	(3,083)

Total combined revenues	$7,486	$38,880	$44,704	$42,009

Segment net operating income	$4,238	$23,799	$28,160	$26,258
Corporate general and administrative expenses	(7,139)	(3,173)	(1,369)	(1,294)
Depreciation and amortization expense	(4,142)	(8,480)	(9,620)	(9,797)
Interest expense	(1,512)	(8,275)	(9,067)	(11,422)
Loss from early extinguishment of debt	(103)	—	—	—
Gain (loss) on unconsolidated real estate partnerships	3	(47)	(60)	(74)
Minority interests in operating partnership	3,055	—	—	—

Net income (loss)	$(5,600)	$3,824	$8,044	$3,671

Total assets, end of period	$308,482		$178,425	$165,999

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

17.	Quarterly Financial Information (unaudited)

The tables below reflect the Company’s selected quarterly information for the Company and the Predecessor for the years ended December 31, 2005 and 2004.

	Three Months Ended
	December 31, 2005(1)	September 30, 2005	June 30, 2005	March 31, 2005

Total revenue	$11,702	$11,557	$11,528	$11,579
Income (loss) before minority interests	(8,094)	842	(54)	2,475
Net income (loss)	(5,039)	842	(54)	2,475
Net loss per share — basic and diluted(2)	$(0.70)	$—	$—	$—
Weighted-average shares — basic and diluted(2)	7,972

	Three Months Ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004

Total revenue	$11,322	$10,946	$11,446	$10,990
Net income	2,332	564	4,378	770

(1)	Represents consolidated operating results for the Company for the period from November 1, 2005 to December 31, 2005 and combined operating results for the Predecessor for the period October 1, 2005 to October 31, 2005. The operating results for the quarter ended December 31, 2005 may not be comparable to future expected operating results of the Company since they include various Offering-related charges.

(2)	The net loss per share-basic and diluted is for the period from November 1, 2005 to December 31, 2005. This may not be comparable to future net income (loss) per share since it includes the effect of various Offering-related charges.

18.	Subsequent Events (unaudited)

On March 30, 2006, the Company acquired a portfolio consisting of two medical office buildings located in Glendale, California and one building located in Richmond, Virginia (collectively, the “Portfolio”) for approximately $36,100. The portfolio consists of approximately 163,000 square feet of medical office space. The Company assumed $5,178 of mortgage debt and the Company borrowed $30,000 from the Company’s Credit Facility.

On February 15, 2006, the Company acquired Methodist Professional Center One, located on the campus of Methodist Hospital in Indianapolis, Indiana, for approximately $39,900. The acquisition includes 171,500 square feet of medical office space and an adjacent 951 space parking deck. The acquisition was funded by the Company’s Credit Facility.

COGDELL SPENCER INC.

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2005

						Cost Capitalized	Gross Amount at Which Carried at
				Initial Costs		Subsequent to	December 31, 2005
					Building and	Acquisition or		Building and		Accumulated	Date	Date
Property Name	Location	Encumbrances		Land	Improvements(A)	Development	Land	Improvements(A)	Total(B)	Depreciation	Constructed(C)	Acquired
	(In thousands)

Augusta POB I	Georgia	$—		$259	$8,431	$—	$259	$8,431	$8,690	$104	1978	2005
Augusta POB II	Georgia	—		602	10,646	33	602	10,679	11,281	132	1987	2005
Augusta POB III	Georgia	—		339	3,986	—	339	3,986	4,325	49	1994	2005
Augusta POB IV	Georgia	—		551	4,672	—	551	4,672	5,223	59	1995	2005
Our Lady of Bellefonte	Kentucky	—		—	13,938	—	—	13,938	13,938	120	1997	2005
East Jefferson Medical Office Building	Louisiana	9,773		—	12,239	8	—	12,247	12,247	131	1985	2005
Barclay Downs	North Carolina	4,550		2,084	3,363	87	2,084	3,450	5,534	56	1987	2005
Birkdale Medical Village	North Carolina	7,758		1,087	5,829	—	1,087	5,829	6,916	61	1997	2005
Birkdale Retail	North Carolina	—		142	992	6	142	998	1,140	10	2001	2005
Cabarrus POB	North Carolina	—		—	7,446	27	—	7,473	7,473	73	1997	2005
Cabarrus Pediatrics	North Carolina	(D	)	249	1,140	4	249	1,144	1,393	14	1997	2005
Copperfield Medical Mall	North Carolina	(D	)	1,380	3,147	26	1,380	3,173	4,553	39	1989	2005
Copperfield MOB	North Carolina	—		—	9,281	—	—	9,281	9,281	63	2005	2005
East Rocky Mount Kidney Center	North Carolina	—		260	1,194		260	1,194	1,454	13	2000	2005
Gaston Professional Center	North Carolina	17,358		—	21,358	446	—	21,804	21,804	244	1997	2005
Harrisburg Family Physicians Building	North Carolina	(E	)	270	509	—	270	509	779	8	1996	2005
Harrisburg Medical Mall	North Carolina	(D	)	441	2,222	—	441	2,222	2,663	28	1997	2005
Lincoln/Lakemont Family Practice Center	North Carolina	(E	)	270	1,025	—	270	1,025	1,295	17	1998	2005
Mallard Crossing Medical Park	North Carolina	—		1,256	4,626	—	1,256	4,626	5,882	70	1997	2005
Midland Medical Mall	North Carolina	(D	)	288	1,434	—	288	1,434	1,722	18	1998	2005
Mulberry Medical Park	North Carolina	1,152		—	2,283	—	—	2,283	2,283	40	1982	2005
Northcross Family Medical Practice Building	North Carolina	(E	)	270	498	—	270	498	768	8	1993	2005
Randolph Medical Park	North Carolina	(E	)	1,621	5,386	—	1,621	5,386	7,007	90	1973	2005
Rocky Mount Kidney Center	North Carolina	1,141		198	1,366	—	198	1,366	1,564	14	1990	2005
Rocky Mount Medical Park	North Carolina	7,953		982	9,854	41	982	9,895	10,877	168	1991	2005
Rowan Outpatient Surgery Center	North Carolina	3,547		399	4,666		399	4,666	5,065	37	2003	2005
Weddington Internal & Pediatric Medicine	North Carolina	(D	)	489	938	—	489	938	1,427	12	2000	2005
190 Andrews	South Carolina	—		—	2,663	—	—	2,663	2,663	31	1994	2005
Baptist Northwest	South Carolina	2,344		398	2,534	1,179	1,577	2,534	4,111	35	1986	2005
Beaufort Medical Plaza	South Carolina	5,270		—	7,399	—	—	7,399	7,399	66	1999	2005
Mt. Pleasant MOB	South Carolina	—		—	3,605	—	—	3,605	3,605	46	2001	2005
Medical Arts Center of Orangeburg	South Carolina	2,723		605	4,172	2	605	4,174	4,779	41	1984	2005
One Medical Park — HMOB	South Carolina	5,935		—	8,767	4	—	8,771	8,771	79	1984	2005
Providence MOB I	South Carolina	(F	)	—	5,002	—	—	5,002	5,002	64	1979	2005
Providence MOB II	South Carolina	(F	)	—	2,441	—	—	2,441	2,441	31	1985	2005
Providence MOB III	South Carolina	(F	)	—	5,609	—	—	5,609	5,609	72	1990	2005
River Hills Medical Plaza	South Carolina	3,161		1,428	4,202	—	1,428	4,202	5,630	35	1999	2005
Roper MOB	South Carolina	10,164		—	11,586	33	—	11,619	11,619	158	1990	2005
St. Francis Community Medical Office Building	South Carolina	(G	)	—	5,449	329	—	5,778	5,778	61	2001	2005
St. Francis Medical Plaza	South Carolina	10,689		—	8,007	—	—	8,007	8,007	55	1998	2005
St. Francis MOB	South Carolina	(G	)	—	6,007	—	—	6,007	6,007	67	1984	2005
St. Francis Women’s Center	South Carolina	(G	)	—	7,352	95	—	7,447	7,447	51	1991	2005
Three Medical Park	South Carolina	8,418		—	10,405	—	—	10,405	10,405	108	1988	2005
West Medical I	South Carolina	—		—	3,792	488	—	4,280	4,280	35	2003	2005

Total				$15,868	$241,461	$2,808	$17,047	$243,090	$260,137	$2,713

(A)	- Includes building and improvements, site improvements, furniture, fixtures, and equipment and construction in progress.

(B)	- The aggregate cost for federal income tax purposes was $295,103 as of December 31, 2005. Depreciable lives range from 3-50 years.

(C)	- Represents the year in which the property was placed in service.

(D)	- Collateral for variable rate mortgage which had a balance of $10,378 at December 31, 2005

(E)	- Collateral for variable rate mortgage which had a balance of $8,962 at December 31, 2005

(F)	- Collateral for fixed rate mortgage which had a balance of $9,206 at December 31, 2005

(G)	- Collateral for variable rate mortgage which had a balance of $9,448 at December 31, 2005

COGDELL SPENCER INC.

NOTES TO SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2005

A summary of activity for real estate properties and accumulated depreciation is as follows:

2005
(In thousands)

Real estate properties:
Balance, November 1, 2005	$—
Formation Transactions	254,666
Property acquisition	2,663
Improvements	2,808

Balance, December 31, 2005	$260,137

Accumulated depreciation:
Balance, November 1, 2005	$—
Depreciation	2,713

Balance, December 31, 2005	$2,713

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, based on the evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

During the three month period ended December 31, 2005, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Predecessor’s or the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information required by this Item is hereby incorporated by reference to the material appearing in the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2005.

Item 11.	Executive Compensation

Information required by this Item is hereby incorporated by reference to the material appearing in the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Election of Directors  —  Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.”

Item 13.	Certain Relationships and Related Transactions

Information required by this Item is hereby incorporated by reference to the material appearing in the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2005.

Item 14.	Principal Accountant Fees and Services

Information required by this Item is hereby incorporated by reference to the material appearing the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2005.

Item 15.	Exhibits and Financial Statement Schedules

3	.1(1)	Articles of Amendment and Restatement of Cogdell Spencer Inc.
3	.2(1)	Bylaws of Cogdell Spencer Inc.
3	.3(1)	Amended and Restated Agreement of Limited Partnership of Cogdell Spencer LP.
3	.4(1)	Declaration of Trust of CS Business Trust I.
3	.5(1)	Declaration of Trust of CS Business Trust II.
4	.0(1)	Form of stock certificate.

10	.1(2)	Form of Registration Rights Agreement, by and among Cogdell Spencer Inc. and the parties listed on Schedule I thereto.
10	.3(1)	Form of 2005 Long-Term Stock Incentive Plan.
10	.4(1)	Form of Long-Term Stock Incentive Plan Award for employees without employment agreements.
10	.5(1)	Form of Cogdell Spencer Inc. Performance Bonus Plan.
10	.6(1)	Merger Agreement for Cogdell Spencer Inc., CS Merger Sub LLC and Cogdell Spencer Advisors, Inc. dated August 9, 2005.
10	.7(1)	Form of Indemnification Agreement.
10	.8(1)	Employment Agreement, dated October 21, 2005, by and between Cogdell Spencer Inc. and James W. Cogdell.
10	.9(1)	Employment Agreement, dated October 21, 2005, by and between Cogdell Spencer Inc. and Frank C. Spencer.
10	.10(1)	Employment Agreement, dated October 21, 2005, by and between Cogdell Spencer Inc. and Charles M. Handy.
10	.11(1)	Engagement Letter from the Company to Realty Capital International Inc.
10	.12(1)	Irrevocable Exchange and Subscription Agreement by and among James W. Cogdell, Cogdell Spencer Advisors, Inc., Cogdell Spencer LP and Cogdell Spencer Inc.
10	.13(1)	Irrevocable Exchange and Subscription Agreement by and among Frank C. Spencer, Cogdell Spencer Advisors, Inc., Cogdell Spencer LP and Cogdell Spencer Inc.
10	.14(1)	Form of Irrevocable Exchange and Subscription Agreement for all holders of interests in the Existing Entities, with the exclusion of James W. Cogdell and Frank C. Spencer.
10	.15(1)	Form of Tax Protection Agreement for Existing Entities, except for Cabarrus POB, LLC, Medical Investors I, LLC and Medical Investors III, LLC.
10	.16(1)	Form of Tax Protection Agreement for Cabarrus POB, LLC, Medical Investors I, LLC and Medical Investors III, LLC.
10	.17(1)	Form of Transaction Agreement by and among Cogdell Spencer Inc., Cogdell Spencer LP, the applicable Existing Entity and CS Merger Sub LLC.
10	.18(1)	Commitment letter dated October 4, 2005, for $100,000,000 senior unsecured revolving credit facility among Cogdell Spencer Inc., Bank of America, N.A., Bank of America Securities LLC, Citigroup Global Markets Inc., and Citigroup North America, Inc.
10	.19(1)	Form of Cogdell Spencer Inc. 2005 Equity Incentive Plan Restricted Stock Award Agreement.
10	.20(1)	Put Assignment Agreement dated August 11, 2005.
10	.21(1)	Form of Consent and Election Form.
10	.22(1)	Form of Long-Term Stock Incentive Plan Award for employees with employment agreements.
10	.23(1)	Schedule to Exhibit 10.14 reflecting consideration to be received by Randolph D. Smoak, M.D. and Charles M. Handy.
14	.1(3)	Code of Ethics.
21	.1(1)	List of Subsidiaries of Cogdell Spencer Inc.
23	.1(3)	Consent of Deloitte & Touche LLP.
31	.1(3)	Certifications pursuant to Rule 13a-14(a) and 15d-14(a).
32	.1(3)	Certifications pursuant to Section 1350.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-127396).

(2)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2005.

(3)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGDELL SPENCER INC. Registrant

Date: March 31, 2006	/s/ Frank C. Spencer
Frank C. Spencer President and Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2006	/s/ Charles M. Handy
Charles M. Handy Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2006	/s/ James W. Cogdell
James W. Cogdell Chairman of the Board of Directors

Date: March 31, 2006	/s/ Frank C. Spencer
Frank C. Spencer President, Chief Executive Officer and Director

Date: March 31, 2006	/s/ John R. Georgius
John R. Georgius Director

Date: March 31, 2006	/s/ Christopher E. Lee
Christopher E. Lee Director

Date: March 31, 2006	/s/ Randolph D. Smoak, M.D.
Randolph D. Smoak, M.D. Director

Date: March 31, 2006	/s/ Richard C. Neugent
Richard C. Neugent Director

Date: March 31, 2006	/s/ Richard B. Jennings
Richard B. Jennings Director