Form 10-Q
period 2006-03-31
Cogdell Spencer Inc.
filed 2006-05-15
CIK 1332896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-32649
COGDELL SPENCER INC.
(Exact name of registrant as specified in its charter)

Maryland	20 -3126457
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4401 Barclay Downs Drive, Suite 300
Charlotte, North Carolina	28209
(Address of principal executive offices)	(Zip code)
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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X].
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 7,997,574 shares of common stock, par value $.01 per share, outstanding as of May 1, 2006.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COGDELL SPENCER INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	As of	As of
	March 31, 2006	December 31, 2005
	(unaudited)	(audited)
Assets
Real estate properties:
Land	$22,907	$17,047
Buildings and improvements	314,099	243,090
Construction in progress	1,874	1,099
Less: Accumulated depreciation	(7,874)	(2,713)

Total real estate properties, net	331,006	258,523
Cash and cash equivalents	3,897	9,571
Restricted cash	817	779
Investment in capital lease	6,448	6,499
Acquired above market leases, net of accumulated amortization of $73 in 2006 and $25 in 2005	1,089	852
Acquired in place lease value and deferred leasing costs, net of accumulated amortization of $3,515 in 2006 and $1,399 in 2005	24,540	21,220
Acquired ground leases, net of accumulated amortization of $38 in 2006 and $15 in 2005	3,015	2,919
Deferred financing costs, net of accumulated amortization of $79 in 2006 and $31 in 2005	890	913
Goodwill	2,875	2,875
Other assets	3,808	4,331

Total assets	$378,385	$308,482

Liabilities and stockholders’ equity
Notes payable under line of credit	$85,850	$19,600
Mortgage loans	145,273	140,634
Accounts payable and accrued liabilities	5,901	4,699
Accrued dividends and distributions	4,328	—
Acquired below market leases, net of accumulated amortization of $413 in 2006 and $164 in 2005	3,754	2,893
Interest rate swap agreements	74	170

Total liabilities	245,180	167,996
Commitments and contingencies
Minority interests in real estate partnership	108	—
Minority interests in operating partnership	59,668	62,018
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000 shares authorized, none issued or outstanding	—	—
Common Stock; $0.01 par value; 200,000 shares authorized, 8,000 shares issued and outstanding in 2006 and 2005	80	80
Additional paid-in capital	85,088	85,855
Accumulated deficit	(11,739)	(7,467)

Total stockholders’ equity	73,429	78,468

Total liabilities and stockholders’ equity	$378,385	$308,482

See notes to consolidated and combined financial statements.

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Company	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005
Revenues:
Rental	$11,778	$4,196
Rental — related party	—	6,457
Fee revenue	429	538
Expense reimbursements	174	164
Interest and other income	292	224

Total revenues	12,673	11,579

Expenses:
Property operating	4,114	3,866
General and administrative	1,995	963
Depreciation	4,330	2,504
Amortization	2,156	24
Interest	2,410	1,731

Total expenses	15,005	9,088

Income (loss) from operations before equity in earnings (loss) of unconsolidated real estate partnerships, minority interest in real estate partnership and minority interests in operating partnership	(2,332)	2,491
Equity in earnings (loss) of unconsolidated real estate partnerships	5	(16)
Minority interests in real estate partnership	(31)	—
Minority interests in operating partnership	833	—

Net income (loss)	$(1,525)	$2,475

Basic and diluted loss per share	$(0.19)

Weighted average common shares - basic and diluted	7,973

See notes to consolidated and combined financial statements.

COGDELL SPENCER INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of			Additional
	Common	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total
Balance at December 31, 2005	8,000	$80	$85,855	$(7,467)	$78,468
Cummulative effect adjustment associated with the implementation of EITF 04-5	—	—	(785)	53	(732)
Amortization of restricted stock compensation, net of minority interests	—	—	18	—	18
Dividends	—	—	—	(2,800)	(2,800)
Net loss	—	—	—	(1,525)	(1,525)

Balance at March 31, 2006	8,000	$80	$85,088	$(11,739)	$73,429

See notes to consolidated and combined financial statements.

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Company	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005
Operating activities:
Net income (loss)	$(1,525)	$2,475
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Minority interests in operating partnership	(833)	—
Minority interests in real estate partnership	31	—
Depreciation of real estate properties	4,305	2,482
Corporate depreciation and amortization	41	22
Amortization of acquired ground leases, acquired in place lease value and deferred leasing costs	2,140	24
Amortization of acquired above market leases and acquired below market leases, net	(201)	3
Amortization of debt premium	(50)
Amortization of deferred finance costs	47	172
Amortization of restricted stock compensation	28	—
Equity in (earnings) loss of unconsolidated real estate partnerships	(5)	16
Change in fair value of interest rate swap agreements	(309)	(1,342)
Changes in operating assets and liabilities:
Other assets	(87)	(79)
Accounts payable and accrued expenses	893	(471)

Net cash provided by operating activities	4,475	3,302
Investing activities:
Acquisition and development of real estate properties	(71,689)	(1,776)
Proceeds from sale of real estate properties and capital lease	51	18
Distributions received from real estate partnerships	2	18
Decrease (increase) in restricted cash	(38)	50

Net cash used in investing activities	(71,674)	(1,690)
Financing activities:
Proceeds from mortgage notes payable	—	1,070
Repayments of mortgage notes payable	(4,829)	(1,168)
Proceeds from line of credit	68,250	400
Repayments to line of credit	(2,000)	—
Dividends and distributions	—	(4,009)
Distributions to minority interests in real estate partnership	(85)	—
Payment of deferred financing costs	(24)	(15)

Net cash provided by (used in) financing activities	61,312	(3,722)

Decrease in cash and cash equivalents	(5,887)	(2,110)
Balance at beginning of period	9,571	13,459
Cummulative effect adjustment associated with the implementation of EITF 04-5	213	—

Balance at end of period	$3,897	$11,349

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$2,539	$3,253

Supplemental cash flow information — noncash investing and financing activities:
Debt assumed with purchase of property	5,178	—
Accrued dividends and distributions	4,328	—
See notes to consolidated and combined financial statements.

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR
NOTES TO CONSOLIDTED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Ownership
Cogdell Spencer Inc. (the “Company”) is engaged in the business of owning, developing, redeveloping, acquiring, and managing medical office buildings and other healthcare related facilities primarily in the southeastern United States. The Company was incorporated on July 5, 2005, in Maryland and has elected to operate as a fully-integrated and self-administered real estate investment trust (a “REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company continues the operations of Cogdell Spencer Inc. Predecessor (the “Predecessor”). The Predecessor is not a legal entity, but represents a combination of certain real estate entities based on common management. During all periods presented in the Predecessor’s accompanying combined financial statements the Predecessor had the responsibility for the day-to-day operations of such combined entities. Cogdell Spencer Advisors, Inc. has management agreements with other entities which have not been combined with the Predecessor as other partners or members did not contribute their interests in the formation transactions discussed below.
The Company completed its initial public offering (the “Offering”) on November 1, 2005. On November 1, 2005, concurrent with the consummation of the Offering, the Company and a newly formed majority-owned limited partnership, Cogdell Spencer LP (the “Operating Partnership”), and its taxable REIT subsidiary (the “TRS”), together with the partners and members of the affiliated partnerships and limited liability companies of the Predecessor, engaged in certain formation transactions (the “Formation Transactions”). The Operating Partnership received a contribution of interests in the Predecessor in exchange for units of limited partnership interest in the Operating Partnership, shares of the Company’s common stock and/or cash. Substantially all of the operations of the Company are carried out through the Operating Partnership.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated and combined financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and represent the assets and liabilities and operating results of the Company and the Predecessor. The consolidated financial statements include the Company’s accounts, its wholly-owned subsidiaries, as well as the Operating Partnership and its subsidiaries. The consolidated financial statements also include any partnerships for which the Company or its subsidiaries is the general partner or the managing member and the rights of the limited partners do not overcome the presumption of control by the general partner or managing member. All significant intercompany balances and transactions have been eliminated in consolidation and combination. The accounting policies of the Predecessor and the Company are consistent with each other, except as noted in the accompanying financial statements or in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Interim Financial Information
The financial information for the three months ended March 31, 2006 and 2005 is unaudited, but includes all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s and the Predecessor’s financial position, results of operations, and cash flows for such periods. Operating results for the three months ended March 31, 2006 and 2005 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal years of 2006 or 2005 or any other future period. These consolidated and combined financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual consolidated and combined financial statements. The Company’s audited consolidated financial statements and the Predecessor’s audited combined financial statements are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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
Adoption of Recent Accounting Pronouncement
In June 2005, the Financial Accounting Standards Board ratified the Emerging Issues Task Force’s consensus on Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). This consensus establishes the presumption that general partners in a limited partnership control that limited partnership regardless of the extent of the general partner’s ownership interest in the limited partnership. The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. Whether the presumption of control is overcome is a matter of judgment based on facts and circumstances, for which the consensus provides additional guidance. This consensus was applicable in 2005 for new or modified partnerships, and is applicable to existing partnerships beginning in 2006. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership.
The Company implemented EITF 04-5 effective January 1, 2006 for existing partnerships. As a result of the implementation, the Company determined that Rocky Mount MOB LLC (“Rocky Mount MOB”) is required to be included in the Company’s consolidated financial results. The Company owns 34.5% of Rocky Mount MOB. Pursuant to the transition guidance contained in EITF 04-5, the Company has included a cumulative effect adjustment related to the consolidation of Rocky Mount MOB effective January 1, 2006. The Company’s investment in Rocky Mount MOB of $0.8 million has been eliminated, which reduced other assets and additional paid in capital. The following was Rocky Mount MOB’s balance sheet as of January 1, 2006, which has been added to the Company’s consolidated balance sheet (in thousands):

Assets
Real estate property:
Land	$229
Buildings and improvements	4,992
Less: Accumulated depreciation	(856)

Total real estate property, net	4,365
Cash and cash equivalents	213
Other assets	8

Total assets	$4,586

Liabilities and members’ equity
Mortgage loans	4,340
Accounts payable and accrued liabilities	128

Total liabilities	4,468
Members’ equity	118

Total liabilities and members’ equity	$4,586

3. Property acquisitions
During the quarter ended March 31, 2006, the Company, through its Operating Partnership, acquired four properties. On February 15, 2006, the Company acquired Methodist Processional Center One, located on the Methodist Hospital Campus of Clarian Health Partners, in Indianapolis, Indiana. The property has 171,755 square feet of medical office space and an adjacent 951-space parking deck. As of March 31, 2006, the property was 95.2% leased. The property was acquired for $39.9 million, inclusive of transaction costs. The Company received credits from the seller of $0.5 million related to potential future capital improvements, which reduced the purchase price to $39.4 million. The following table is a preliminary allocation of the purchase price (in thousands):

Building and improvements	$37,754
Acquired in place lease value and deferred leasing costs	1,690
Acquired ground lease	120
Acquired above market leases	180
Acquired below market leases	(297)

Total purchase price allocated	$39,447

On March 30, 2006, the Company acquired Hanover Medical Office Building One in Mechanicsville, Virginia and the 1808/1818 Verdugo Boulevard properties in Glendale, California. The properties have 163,403 square feet of medical office space and were 98.5% leased as of March 31, 2006. The portfolio was acquired for $36.2 million, inclusive of transaction costs. The Company received credits from the seller of $0.8 million related to potential future capital improvements, which reduced the purchase price to $35.4 million. The following table is a preliminary allocation of the purchase price (in thousands):

Land	$5,638
Building and improvements	26,729
Acquired in place lease value and deferred leasing costs	3,745
Acquired above market leases	105
Acquired below market leases	(813)

Total purchase price allocated	$35,404

The following summary of selected unaudited pro forma results of operations presents information as if the purchase of Methodist Professional Center One, Hanover Medical Office Building One, and 1808 and 1818 Verdugo Boulevard properties had occurred at the beginning of each period presented. The pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future (in thousands, except per share amounts):

	Company	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005
Total revenues	$14,956	13,868
Net income (loss)	(2,089)	1,987
Per share information:
Basic and diluted loss per share	$(0.26)

4. Mortgages and Notes Payable Under Line of Credit
In February 2006, the Company refinanced the St. Francis Medical Plaza mortgage note payable that matured on February 15, 2006. In connection with this refinancing, the Company repaid $2.0 million in principal related to this note payable and repaid $2.0 million in principal related to the St. Francis Property MOB mortgage note payable. The St. Francis Medical Plaza mortgage note payable now matures in December 2006 and has an interest rate of LIBOR plus 1.425% (6.26% at March 31, 2006).

On March 30, 2006, as part of the Hanover Medical Office Building One acquisition, the Company assumed $5.2 million of mortgage debt. The mortgage note payable matures on November 1, 2009, and requires monthly principal and interest payments of $35,630 based on a fixed interest rate of 6% and a 25-year amortization. The fair value of the mortgage note payable was $5.2 million at March 30, 2006.
The acquisitions during the quarter were primarily funded by the Company’s $100.0 million unsecured Credit Facility. As of March 31, 2006, the Company had $85.9 million outstanding under this Credit Facility.
5. Derivative Financial Instruments — Interest Rate Swap Agreements
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
The interest rate swap agreements have been recorded on the balance sheet at their estimated fair values and included in “Other assets” or “Interest rate swap agreements.” The agreements have not been designated for hedge accounting and, accordingly, any changes in fair values are recorded in interest expense. For the three months ended March 31, 2006 and 2005, $0.3 million and $1.3 million, respectively, was recorded as a decrease to interest expense as a result of the change in the interest rate swap agreements’ fair value. The following table summarizes the terms of the agreements and their fair values at March 31, 2006 (dollars in thousands):

	Notional
	Amount as of					March 31, 2006
	March 31,			Effective	Expiration
Entity	2006	Receive Rate	Pay Rate	Date	Date	Asset	Liability
Beaufort Medical Plaza, LLC	$5,137	1 Month LIBOR	5.81%	10/25/1999	7/25/2008	$—	$74
Gaston MOB, LLC	17,160	1 Month LIBOR	3.25	1/23/2003	11/22/2007	517	—
Medical Investors I, LLC	8,923	1 Month LIBOR	4.82	2/10/2003	12/10/2007	25	—
River Hills Medical Associates, LLC	3,138	1 Month LIBOR	3.63	3/10/2003	12/15/2008	118	—
Roper MOB, LLC	10,084	1 Month LIBOR	4.45	7/26/2004	7/10/2009	205	—

						$865	$74

5. Investments in Real Estate Partnerships
As of March 31, 2006, the Company has an ownership interest in six limited liability companies or limited partnerships. The following is a description of each of the entities:
•	Cabarrus Land Company, LLC, a North Carolina limited liability company, founded in 1987, 5.0% owned by the Company, and owns one medical office building;

•	Mary Black MOB Limited Partnership, a South Carolina limited partnership, founded in 1988, 9.6% owned by the Company, and owns one medical office building;

•	Mary Black MOB II Limited Partnership, a South Carolina limited partnership, founded in 1993, 1.0% owned by the Company, and owns one medical office building;

•	Mary Black Westside Medical Park I Limited Partnership, a South Carolina limited partnership, founded in 1991, 5.0% owned by the Company, and owns one medical office building;

•	McLeod Medical Partners, LLC, a South Carolina limited liability company, founded in 1982, 1.1% owned by the Company, and owns three medical office buildings; and

•	Rocky Mount MOB, LLC, a North Carolina limited liability company, founded in 2002, 34.5% owned by the Company, and owns one medical office building.
The Company is the general partner or managing member of these real estate partnerships and manages the properties owned by these entities. The Company, through its TRS, receives property management fees, leasing fees, and expense reimbursements from the partnerships.

Rocky Mount MOB is included in the Company’s consolidated financial statements because the limited partners do not have sufficient participation rights in the partnership to overcome the presumption of control by the Company as the managing member. The limited partners do have certain protective rights such as the ability to prevent the sale of building, the dissolution of the partnership, or the incurrence of additional indebtedness. The information set forth below reflects the financial position and operations of Rocky Mount MOB in its entirety, not just the Company’s interest in the real estate partnership (in thousands):

March 31, 2006
Financial position:
Total assets	$4,512
Total liabilities	4,347
Members’ equity	165

Three Months Ended
March 31, 2006
Results of operations:
Revenues	$208
Operating and general and administrative expenses	60
Net income	47
The Company’s other five real estate partnerships are unconsolidated and accounted for under the equity method of accounting based on the Company’s ability to exercise significant influence. The following is a summary of financial information for the limited liability companies and limited partnerships as of March 31, 2006 and for the three months ended March 31, 2006. The information set forth below reflects the financial position and operations of the entities in their entirety, not just the Company’s interest in the real estate partnership (in thousands):

March 31, 2006
Financial position:
Total assets	$27,834
Total liabilities	19,354
Members’ equity	8,480

Three Months Ended
March 31, 2006
Results of operations:
Revenues	$1,359
Operating and general and administrative expenses	675
Net income	143
6. Dividends and Distributions
On March 10, 2006, the Company declared a dividend to common stockholders of record and the Operating Partnership declared a distribution to Unitholders of record, in each case as of March 22, 2006, totaling $4.3 million or $0.35 per share or unit, covering the period from January 1, 2006 through March 31, 2006. The dividend and distribution were paid on April 17, 2006. The dividend and distribution were equivalent to an annual rate of $1.40 per share and unit.
7. Loss per Share
The following is a summary of the elements used in calculating basic and diluted loss per share (in thousands, except per share amount):

Three Months Ended
March 31, 2006
Net loss	$(1,525)
Weighted average shares outstanding — basic and diluted(1)	7,973
Net loss per share — basic and diluted	$(0.19)

(1)	27 shares of unvested restricted common stock are anti-dilutive due to the net loss.

8. Minority Interests in Operating Partnership
Minority interests of unit holders in the Operating Partnership at March 31, 2006, were $59.5 million.
As of March 31, 2006, there were 12,364,613 units of limited partnership in the Operating Partnership (“OP Units”) outstanding, of which 7,999,574, or 64.7%, were owned by the Company and 4,365,039, or 35.3%, were owned by other partners (including certain of the Company’s directors and senior management).
9. Segment Reporting
The Company defines business segments by their distinct customer base and service provided based on the financial information used by the Company’s chief operating decision maker to make resource allocation decisions and assess performance. There are two identified reportable segments: (1) property operations and (2) real estate services. Management evaluates each segment’s performance based on net operating income, which is defined as income before corporate general and administrative expenses, depreciation, amortization, interest expense, loss on early extinguishment of debt, gain on sale of real estate property, equity in earnings of unconsolidated real estate partnerships, and minority interests in operating partnership. Management does not include the property revenues and property operating expenses of Rocky Mount MOB in evaluating the property operations segment. Intersegment revenues and expenses are reflected at the contractually stipulated amounts and eliminated in consolidation or combination. The following table represents the segment information for the three months ended March 31, 2006 and 2005 (in thousands):

	Company	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005
Property operations:
Rental revenues	$11,572	$10,653
Interest and other income	173	224
Property operating expenses	(4,072)	(3,866)
Intersegment expenses	(827)	(810)

Net operating income	$6,846	$6,201

Total segment assets, end of period	$367,168	$173,441

Real estate services:
Fee revenue	$437	$538
Expense reimbursements	182	164
Interest and other income	117	—
Intersegment revenues	827	810
Real estate operating expenses	(678)	(537)

Net operating income	$885	$975

Total segment assets, end of period	$3,886	$1,399

Reconciliations:
Total segment revenues	$13,308	$12,389
Elimination of intersegment revenues	(827)	(810)
Rocky Mount MOB and elimination of related intersegment revenues	192	—

Total revenues	$12,673	$11,579

Total segment net operating income	$7,731	$7,176
Corporate general and administrative expenses	(1,315)	(426)
Depreciation and amortization expense	(6,453)	(2,528)
Interest expense	(2,343)	(1,731)
Equity in earnings (loss) of unconsolidated real estate partnerships	5	(16)
Net income of Rocky Mount MOB, net of minority intetests	17	—
Minority interests in operating partnership	833	—

Net income (loss)	$(1,525)	$2,475

Total segment assets	$371,054	$174,840
Corporate total assets	2,439	—
Rocky Mount MOB total assets	4,512	—

Total assets, end of period	$378,005	$174,840

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
Overview
The Company is a fully-integrated, self-administered and self-managed REIT that invests in specialty office buildings for the medical profession, including medical offices, ambulatory surgery and diagnostic centers. The Company focuses on the ownership, development, redevelopment, acquisition and management of strategically located medical office buildings and other healthcare related facilities primarily in the southeastern United States. The Company has been built around understanding and addressing the specialized real estate needs of the healthcare industry. The Company believes the southeastern United States is a large and growing market with favorable macro healthcare trends and favorable demographic trends that prompt expanding healthcare needs.
The Company derives a significant portion of its revenues from rents received from tenants under existing leases in medical office buildings and other healthcare related facilities. The Company’s portfolio is stable with a 95.3% occupancy rate as of March 31, 2006, and favorable leases generally with CPI increases and cost pass through to the tenants. The Company derives a lesser portion of its revenues from fees that are paid for managing and developing medical office buildings and other healthcare related facilities for third parties. The Company’s management believes a strong internal property management capability is a vital component of the Company’s business, both for the properties the Company owns and for those that the Company manages. Strong internal property management allows the Company to control costs, increase tenant satisfaction, and reduce tenant turnover, which reduces capital costs.

The Company’s management team has developed long-term and extensive relationships through developing and maintaining modern, customized medical office buildings and healthcare related facilities. Approximately 76% of the net rentable square feet of the Company’s wholly owned properties are situated on hospital campuses. As such, the Company believes its assets occupy a premier franchise location in relationship to local hospitals, providing its properties with a distinct competitive advantage over alternative medical office space in an area. The Company believes that its property locations and relationships with hospitals will allow the Company to capitalize on the increasing healthcare trend of outpatient procedures.
The Company’s growth strategy includes leveraging strategic relationships for new developments and off-market acquisitions. The Company will also continue to enter into development joint ventures with hospitals and physicians. The Company is active in seeking new client relationships in new markets. During the three months ended March 31, 2006, the Company acquired properties totaling approximately $74.9 million in three new markets, which increased the Company’s total assets to $378.4 million at March 31, 2006, from $308.5 million at December 31, 2005.
As of March 31, 2006, the Company owned and/or managed 76 medical office buildings and healthcare related facilities, serving 21 hospital systems in 10 states. The Company’s aggregate portfolio was comprised of:
•	49 wholly owned properties;

•	eight joint venture properties; and

•	19 properties owned by third parties (17 of which are for clients with whom the Company has an existing investment relationship).
At March 31, 2006, the Company’s aggregate portfolio contains approximately 3.8 million net rentable square feet, consisting of approximately 2.5 million net rentable square feet from wholly-owned properties, approximately 0.4 million net rentable square feet from joint venture properties, and approximately 0.9 million net rental square feet from properties owned by third parties and managed by the Company.
Factors Which May Influence Future Results of Operations
Generally, the Company’s revenues and expenses have remained consistent except for development fees and changes in the fair value of interest rate swap agreements reflected in interest expense. The Company’s development fees will continue to vary from period to period due to the level of development activity at that time.
Changes in fair values related to the Company’s interest rate swap agreements, which vary from period to period based on changes in market interest rates, are recorded in interest expense. Generally, increases (decreases) in market interest rates will increase (decrease) the fair value of the derivative, which will decrease (increase) current period interest expense for the change in fair value.
The Company has used, and will continue to use, external consultants to assist management with the documentation, remediation, and testing of financial reporting internal controls in order to comply with Section 404 of the Sarbanes-Oxley Act of 2002. These costs are variable and may be significant depending on the volume of remediation and testing necessary to be in compliance with Section 404 of the Sarbanes-Oxley Act of 2002 at December 31, 2006.
Critical Accounting Policies
The Company’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements and the Company’s Predecessor’s combined financial statements, which have been prepared on the accrual basis of accounting in conformity with GAAP. All significant intercompany balances and transactions have been eliminated in consolidation and combination.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses in the reporting period. The Company’s actual results may differ from these estimates. Management has provided a summary of the Company’s significant accounting policies in Note 2 to the Company’s consolidated and combined financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2005. Critical accounting policies are those judged to involve accounting estimates or assumptions that may be material due to the levels of subjectivity and judgment necessary to account for uncertain matters or susceptibility of such matters to change. Other companies in similar businesses may utilize different estimation policies and methodologies, which may impact the comparability of the Company’s results of operations and financial condition to those companies.
Investments in Real Estate
Acquisition of real estate. The price that the Company pays to acquire a property is impacted by many factors, including the condition of the buildings and improvements, the occupancy of the building, the existence of above and below market tenant leases, the creditworthiness of the tenants, favorable or unfavorable financing, above or below market ground leases and numerous other factors. Accordingly, the Company is required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on the Company’s estimate of the fair values of such assets and liabilities. This includes determining the value of the buildings and improvements, land, any ground leases, tenant improvements, in-place tenant leases, tenant relationships, the value (or negative value) of above (or below) market leases and any debt assumed from the seller or loans made by the seller to the Company. Each of these estimates requires significant judgment and some of the estimates involve complex calculations. The Company’s calculation methodology is summarized in Note 2 to the Company’s audited consolidated and combined financial statements included its Annual Report on Form 10-K for the year ended December 31, 2005. These allocation assessments have a direct impact on the Company’s results of operations because if the Company were to allocate more value to land there would be no depreciation with respect to such amount or if the Company were to allocate more value to the buildings as opposed to allocating to the value of tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the terms of the leases. Additionally, the amortization of value (or negative value) assigned to above (or below) market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place leases and tenant relationships, which is included in depreciation and amortization in the Company’s consolidated and combined statements of operations.
Useful lives of assets. The Company is required to make subjective assessments as to the useful lives of the Company’s properties for purposes of determining the amount of depreciation to record on an annual basis with respect to the Company’s investments in real estate. These assessments have a direct impact on the Company’s net income (loss) because if the Company were to shorten the expected useful lives of the Company’s investments in real estate the Company would depreciate such investments over fewer years, resulting in more depreciation expense and lower net income (loss) on an annual basis.
Asset impairment valuation. The Company reviews the carrying value of the Company’s properties when circumstances, such as adverse market conditions, indicate a potential impairment may exist. The Company bases the Company’s review on an estimate of the future cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition. The Company considers factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If the Company’s evaluation indicates that the Company may be unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. These losses have a direct impact on the Company’s net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be long-lived assets to be held and used are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long-term directly decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If the Company determines that impairment has occurred, the affected assets must be reduced to their fair value. No such impairment losses have been recognized to date. The Company estimates the fair value of rental properties utilizing a discounted cash flow analysis that includes projections of future revenues, expenses and capital improvement costs, similar to the income approach that is commonly utilized by appraisers. The Company reviews the value of Goodwill using an income approach on an annual basis and when circumstances indicate a potential impairment may exist.
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
Results of Operations
The Company’s income (loss) from operations is generated primarily from operations of its properties and development and property management fee revenue. The changes in operating results from period to period reflect changes in existing property performance and changes in the number of properties due to development, acquisition, or disposition of properties. To better understand the overall operating performance, the Company’s properties have been categorized into four “status” groups. The Company considers a property to be “stabilized” when it has attained a physical occupancy level of at least 90%. A property that the Company developed is deemed “same-property” when stabilized for at least one year as of the beginning of the current year. A property that the Company has acquired remains an “acquisition” property until deemed “same-property” when the Company has owned it for one year or more as of the beginning of the current year. A property is deemed to be a “development” property until deemed “same-property” when stabilized as of the beginning of the current year. A “disposition” property is one which the Company has sold in current or prior years.

Comparison of the three months ended March 31, 2006 and March 31, 2005
Overview. The following is an activity summary of the Company’s property portfolio (excluding unconsolidated real estate partnerships) for the three months ended March 31, 2006 and 2005:

	Company	Predecessor
	2006	2005
Properties at January 1	44	43
Consolidation of Rocky Mount MOB LLC	1	—
Acquisitions	4	—
Development that began rental operations	—	1

Properties at March 31	49	44

The above table excludes East Jefferson Medical Specialty Building, which is accounted for as a sales-type capital lease. Three of the four acquired properties were added on March 30, 2006, and as a result, the operations for these properties for the three months ended March 31, 2006, was minimal.
Revenue. Total revenue increased $1.1 million, or 9.4%, for the three months ended March 31, 2006. This increase is primarily due to an increase in property rental revenue of $1.1 million.
Property rental revenue increased $1.1 million, or 10.6%, for the three months ended March 31, 2006. Same-property rental revenue increased $0.3 million, or 3.3%. This increase is due primarily to general increases in rent related to consumer price index, or CPI, escalation clauses. Rental revenue from acquisition and development properties increased $0.8 million.
Fee revenue decreased $0.1 million, or 20.3%, for the three months ended March 31, 2006 due to the timing of services performed related to third party development projects. For the three months ended March 31, 2006, there was one active project, which was nearing completion, versus two active projects for the three months ended March 31, 2005.
Property operating expenses. Property operating expenses increased $0.2 million, or 6.4%, for the three months ended March 31, 2006. Same-property operating expenses increased approximately $14,000, or 0.4%. Acquisition and development property operating expenses increased $0.2 million.
Interest expense. Interest expense increased $0.7 million, or 39.2%, for the three months ended March 31, 2006. Excluding the decrease in interest expense in each period due to changes in interest rate swap fair values, interest expense decreased $0.4 million from $3.1 million for the three months ended March 31, 2005 to $2.7 million for the three months ended March 31, 2006. This decrease is primarily due to a change in the Company’s capital structure as a result of the Offering, the proceeds of which were used in part to reduce debt principal balances. The decrease as a result of lower debt principal balances was offset by borrowings to fund the four property acquisitions during the quarter and higher interest payments due to increasing interest rates on variable rate debt.
Changes in interest rate swap fair values are recorded as a decrease or increase to interest expense. For the three months ended March 31, 2005, the interest rate swap agreement fair values increased $1.3 million, which resulted in a reduction of interest expense of the same amount. For the three months ended March 31, 2006, the interest rate swap agreement fair values increased $0.3 million, which resulted in a reduction of interest expense of $0.3 million, but the reduction is $1.0 million less than the reduction experienced in the same quarter in 2005. For the three months ended March 31, 2006, there were five derivative interest rate swap agreements with an aggregate notional amount of $44.4 million versus eight instruments with an aggregate notional amount of $81.8 million in the same quarter in 2005.
Depreciation and amortization expenses. Depreciation and amortization expenses increased $4.0 million, or 156.6%, for the three months ended March 31, 2006. The increase was primarily due to the increase in the cost basis for the real estate properties and intangible assets as a result of the purchase accounting for the Formation Transactions on November 1, 2005.

General and administrative expenses. General and administrative expenses increased $1.0 million, or 107.2% for the three months ended March 31, 2006 primarily due to following increases: $0.4 million related to the financial statement audit, $0.2 million related to internal audit and internal control documentation consulting services, $0.1 million related to legal, $0.1 million related to bonus accruals, $0.1 million related to tax compliance, approximately $56,000 related to Officers and Directors insurance, approximately $46,000 related to compensation to Board of Directors members, and approximately $41,000 related to investor relations and marketing.
Cash Flows
Comparison of the three months ended March 31, 2006 and March 31, 2005
Cash provided by operating activities was $4.5 million and $3.3 million during the three months ended March 31, 2006 and 2005, respectively. The increase of $1.2 million was primarily due to an increase in accounts payable and accrued expenses of $0.9 million for the three months ended March 31, 2006, compared to a decrease of $0.5 million for the three months ended March 31, 2005. Trade accounts payable increased $1.2 million from March 31, 2005 to March 31, 2006 due to timing of payment of trade payables and increased expenses incurred in 2006 versus 2005.
Cash used in investing activities was $71.7 million and $1.7 million during the three months ended March 31, 2006 and 2005, respectively. The increase in 2006 was primarily due to the acquisition of four properties with an aggregate cash outflow of $69.6 million.
Cash provided by (used in) financing activities was $61.3 million and ($3.7 million) for the three months ended March 31, 2006 and 2005, respectively. For 2006, the Company borrowed $68.3 million under its Credit Facility to fund the acquisitions during the quarter offset by $6.8 million of principal repayments. In 2005, the Predecessor entities made distributions to their members and partners of $4.0 million, generally related to cash flow from operations for the second half of 2004.
Liquidity and Capital Resources
As of March 31, 2006, the Company had $3.9 million available in cash and cash equivalents. The Company will be required to distribute at least 90% of the Company’s net taxable income, excluding net capital gains, to the Company’s stockholders on an annual basis due to qualification requirements as a REIT. Therefore, as a general matter, it is unlikely that the Company will have any substantial cash balances that could be used to meet the Company’s liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.
The Company has a $100.0 million unsecured revolving credit facility (the “Credit Facility”), with a syndicate of financial institutions (including Bank of America, N.A., Citicorp North America, Inc. and Branch Banking & Trust Company) (collectively, the “Lenders”). The Credit Facility shall be available to fund working capital and other corporate purposes; finance acquisition and development activity; and refinance existing and future indebtedness. The Credit Facility permits the Company to borrow up to $100.0 million of revolving loans, with sub-limits of $25.0 million for swingline loans and $25.0 million for letters of credit.
The Credit Facility shall terminate and all amounts outstanding thereunder shall be due and payable in full, three years from November 1, 2005, subject to a one-year extension at the Company’s option. The Credit Facility also allows for up to $150.0 million of increased availability (to a total aggregate available amount of $250.0 million), at the Company’s option but subject to each Lender’s option to increase its commitments. The interest rate on loans under the Credit Facility equals, at the Company’s election, either (1) LIBOR plus a margin of between 100 to 130 basis points based on the Company’s leverage ratio or (2) the higher of the federal funds rate plus 50 basis points or Bank of America, N.A.’s prime rate.
The Credit Facility contains customary terms and conditions for credit facilities of this type, including: (1) limitations on the Company’s ability to (A) incur additional indebtedness, (B) make distributions to the Company’s stockholders, subject to complying with REIT requirements, and (C) make certain investments; (2) maintenance of a pool of unencumbered assets subject to certain minimum valuations thereof; and (3) requirements for us to maintain certain financial coverage ratios. These customary financial coverage ratios and other conditions include a maximum leverage ratio (65%, with flexibility for one two quarter increase to not more than 75%), minimum fixed charge coverage ratio (175%), maximum combined secured indebtedness (50%), maximum recourse indebtedness (15%), maximum unsecured indebtedness (60%, with flexibility for one two quarter increase to not more than 75%), minimum unencumbered interest coverage ratio (200%)

and minimum combined tangible net worth ($30 million plus 85% of net proceeds of equity issuances by the Company and its subsidiaries after November 1, 2005).
As of March 31, 2006, there was $13.6 million available under the Company’s Credit Facility. There is $85.9 million outstanding at March 31, 2006 and $0.5 million of availability is restricted related to an outstanding letter of credit.
The Company believes that it will have sufficient capital resources as a result of operations and the borrowings in place to fund ongoing operations.
On March 10, 2006, the Company declared a dividend to common stockholders of record and the Operating Partnership declared a distribution to unitholders of record, in each case as of March 22, 2006, totaling $4.3 million or $0.35 per share or unit, covering the period from January 1, 2006 through March 31, 2006. The dividend and distribution were paid on April 17, 2006. The dividend and distribution were equivalent to an annual rate of $1.40 per share and unit. On April 16, 2006, the Company borrowed $2.5 million under its Credit Facility to partially fund the declared dividend and distribution.
Long-Term Liquidity Needs
The Company’s principal long-term liquidity needs consist primarily of new property development, property acquisitions, principal payments under various mortgages and other credit facilities and non-recurring capital expenditures. The Company does not expect that its net cash provided by operations will be sufficient to meet all of these long-term liquidity needs. Instead, the Company expects to finance new property developments through modest cash equity capital contributed by the Company together with construction loan proceeds, as well as through cash equity investments by its tenants. The Company expects to fund property acquisitions through a combination of borrowings under its Credit Facility and traditional secured mortgage financing. In addition, the Company expects to use OP Units issued by the operating partnership to acquire properties from existing owners seeking a tax deferred transaction. The Company expects to meet other long-term liquidity requirements through net cash provided by operations and through additional equity and debt financings, including loans from banks, institutional investors or other lenders, bridge loans, letters of credit, and other lending arrangements, most of which will be secured by mortgages. The Company may also issue unsecured debt in the future. However, in view of the Company’s strategy to grow its portfolio over time, the Company does not, in general, expect to meet its long-term liquidity needs through sales of its properties. In the event that, notwithstanding this intent, the Company was in the future to consider sales of its properties from time to time, the proceeds that would be available to the Company from such sales, may be reduced by amounts that the Company may owe under the tax protection agreements or those properties would need to be sold in a tax deferred transaction which would require reinvestment of the proceeds in another property. In addition, the Company’s ability to sell certain of its assets could be adversely affected by the general illiquidity of real estate assets and certain additional factors particular to our portfolio such as the specialized nature of its target property type, property use restrictions and the need to obtain consents or waivers of rights of first refusal or rights of first offers from ground lessors in the case of sales of its properties that are subject to ground leases.
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

Contractual Obligations
The following table summarizes the Company’s contractual obligations as of March 31, 2006, including the maturities and scheduled principal repayments and the commitments due in connection with the Company’s ground leases and operating leases for the periods indicated (in thousands):

	Through
	Remainder
	of 2006	2007	2008	2009	2010	Thereafter	Total
Obligation:
Long-term debt principal payments and maturities(1)	$12,145	$39,187	$113,400	$16,440	$1,456	$47,842	$230,470
Standby letters of credit(2)	500	—	—	—	—	—	500
Interest payments(3)	10,057	11,880	7,451	3,591	2,986	7,533	43,498
Ground leases(4)	116	155	155	155	155	5,296	6,032
Operating leases(5)	200	251	327	338	346	383	1,845

Total	$23,018	$51,473	$121,333	$20,524	$4,943	$61,054	$282,345

(1)	Includes notes payable under the Company’s Credit Facility

(2)	As collateral for performance on a mortgage note payable, the Company is contingently liable under a standby letter of credit, which also reduces the availability under the Credit Facility

(3)	Assumes one-month LIBOR of 4.83% and Prime Rate of 7.75%

(4)	Substantially all of the ground leases effectively limit our control over various aspects of the operation of the applicable property, restrict our ability to transfer the property and allow the lessor the right of first refusal to purchase the building and improvements. All of the ground leases provide for the property to revert to the lessor for no consideration upon the expiration or earlier termination of the ground lease.

(5)	Payments under operating lease agreements relate to various of our properties’ equipment and office space leases. The future minimum lease commitments under these leases are as indicated above.
Off-Balance Sheet Arrangements
The Company guarantees debt in connection with certain of its development activities, including joint ventures. The Company has guaranteed, in the event of a default, the mortgage notes payable for two limited liability companies. An initial liability of $0.1 million has been recorded for these guarantees using expected present value measurement techniques. For one mortgage note payable with a principal balance of $13.0 million at March 31, 2006, the guarantee will be released upon completion of the project and commencement of rental income, which is expected to occur in the second quarter of 2006. The other guarantee, with a principal balance of $9.1 million at March 31, 2006, will be released upon the full repayment of the mortgage note payable, which matures in December 2006. The mortgages are collateralized by property and the collateral will revert to the guarantor in the event the guarantee is performed.
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
Recent Accounting Pronouncements
Based on the Company’s review of recent accounting pronouncements released during the quarter ended March 31, 2006, the Company has not identified any standard requiring adoption that would have a material impact on the Company’s financial position or results of operations.
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
As of March 31, 2006, the Company had $230.5 million of consolidated debt outstanding (excluding any discounts or premiums related to assumed debt). $120.2 million, or 52.1%, of the Company’s total consolidated debt was variable rate debt that are not subject to variable to fixed rate interest rate swap agreements. $110.3 million, or 47.9%, of the Company’s total indebtedness was subject to fixed interest rates, including variable rate debt that is subject to variable to fixed rate swap agreements.
If LIBOR were to increase by 100 basis points, the increase in interest expense on the Company’s variable rate debt would decrease future earnings and cash flows by approximately $1.2 million. Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on the Company’s financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, the Company may take actions to further mitigate the Company’s exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in the Company’s financial structure.
ITEM 4. CONTROLS AND PROCEDURES
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
During the three month period ended March 31, 2006, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is not involved in any material litigation nor, to the Company’s knowledge, is any material litigation pending or threatened against us, other than routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and not expected to harm the Company’s business, financial condition or results of operations.

ITEM 1A. RISK FACTORS
See the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for risk factors. There have been no significant changes to the Company’s risk factors during the three months ended March 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

10.1	Methodist Professional Center Purchase and Sale Agreement dated December 13, 2005

10.2	Hanover Medical Office Building One and 1808/1818 Verdugo Boulevard Purchase and Sale Agreement dated March 1, 2006

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes -Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes -Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cogdell Spencer Inc.
Registrant

Date: May 15, 2006	/s/ Frank C. Spencer

Frank C. Spencer
President and Chief Executive Officer

Date: May 15, 2006	/s/ Charles M. Handy

Charles M. Handy
Senior Vice President and Chief Financial Officer