Form 10-Q
period 2006-06-30
Cogdell Spencer Inc.
filed 2006-08-14
CIK 1332896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-32649
COGDELL SPENCER INC.
(Exact name of registrant as specified in its charter)

Maryland	20-3126457
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4401 Barclay Downs Drive, Suite 300
Charlotte, North Carolina	28209
(Address of principal executive offices)	(Zip code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 7,995,574 shares of common stock, par value $.01 per share, outstanding as of July 31, 2006.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COGDELL SPENCER INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	As of	As of
	June 30, 2006	December 31, 2005
Assets
Real estate properties:
Land	$22,744	$16,798
Buildings and improvements	314,489	241,946
Construction in progress	2,603	1,099
Less: Accumulated depreciation	(12,666)	(2,699)

Total operating real estate properties, net	327,170	257,144
Real estate properties, net — held for sale	1,337	1,379

Total real estate properties	328,507	258,523
Cash and cash equivalents	870	9,571
Restricted cash	899	779
Investment in capital lease	6,346	6,499
Acquired above market leases, net of accumulated amortization of $141 in 2006 and $25 in 2005	1,024	852
Acquired in place lease value and deferred leasing costs, net of accumulated amortization of $6,087 in 2006 and $1,399 in 2005	21,624	21,220
Acquired ground leases, net of accumulated amortization of $63 in 2006 and $15 in 2005	2,992	2,768
Deferred financing costs, net of accumulated amortization of $138 in 2006 and $31 in 2005	829	913
Goodwill	2,875	2,875
Other assets	4,134	4,331
Other assets — held for sale	142	151

Total assets	$370,242	$308,482

Liabilities and stockholders’ equity
Notes payable under line of credit	$85,850	$19,600
Mortgage loans	143,119	139,374
Accounts payable and accrued liabilities	6,653	4,857
Accrued dividends and distributions	4,326	—
Acquired below market leases, net of accumulated amortization of $728 in 2006 and $164 in 2005	3,455	2,893
Other liabilities — held for sale	1,256	1,272

Total liabilities	244,659	167,996
Commitments and contingencies
Minority interests	57,100	62,018
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000 shares authorized, none issued or outstanding	—	—
Common Stock; $0.01 par value; 200,000 shares authorized, 7,996 shares issued and outstanding in 2006 and 8,000 shares issued and outstanding in 2005	80	80
Additional paid-in capital	85,105	85,855
Accumulated deficit	(16,702)	(7,467)

Total stockholders’ equity	68,483	78,468

Total liabilities and stockholders’ equity	$370,242	$308,482

See notes to consolidated and combined financial statements.

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Company	Predecessor	Company	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Rental	$13,381	$4,259	$25,098	$8,397
Rental — related party	—	6,494	—	12,951
Fee revenue	240	310	669	848
Expense reimbursements	135	165	310	329
Interest and other income	222	241	513	465

Total revenues	13,978	11,469	26,590	22,990
Expenses:
Property operating	4,855	3,848	9,089	7,696
General and administrative	1,580	1,745	3,435	2,708
Depreciation	4,855	2,532	9,158	5,026
Amortization	2,611	15	4,768	39
Interest	3,393	3,374	5,784	5,091

Total expenses	17,294	11,514	32,234	20,560
Income (loss) from continuing operations before equity in earnings (loss) of unconsolidated real estate partnerships, minority interest in real estate partnership, minority interests in operating partnership and discontinued operations	(3,316)	(45)	(5,644)	2,430
Equity in earnings (loss) of unconsolidated real estate partnerships	—	(24)	5	(40)
Minority interests in real estate partnership	(22)	—	(53)	—
Minority interests in operating partnership	1,177	—	2,008	—

Income (loss) from continuing operations	(2,161)	(69)	(3,684)	2,390
Discontinued operations:
Income (loss) from discontinued operations	(7)	15	(11)	31
Minority interests in operating partnership	2	—	4	—

Total discontinued operations	(5)	15	(7)	31

Net income (loss)	$(2,166)	$(54)	$(3,691)	$2,421

Basic and diluted loss per share	$(0.27)		$(0.46)

Weighted average common shares - basic and diluted	7,975		7,974

See notes to consolidated and combined financial statements.

COGDELL SPENCER INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of		Additional
	Common	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total
Balance at December 31, 2005	8,000	$80	$85,855	$(7,467)	$78,468
Cumulative effect adjustment associated with the implementation of EITF 04-5	—	—	(785)	53	(732)
Forfeiture of restricted shares	(4)	—	—	—	—
Amortization of restricted stock compensation, net of minority interests	—	—	35	—	35
Dividends	—	—	—	(5,597)	(5,597)
Net loss	—	—	—	(3,691)	(3,691)

Balance at June 30, 2006	7,996	$80	$85,105	$(16,702)	$68,483

See notes to consolidated and combined financial statements.

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Company	Predecessor
	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005
Operating activities:
Net income (loss)	$(3,691)	$2,421
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Minority interests in operating partnership	(2,011)	—
Minority interests in real estate partnership	53	—
Depreciation of real estate properties	9,154	4,997
Corporate depreciation and amortization	84	49
Amortization of acquired ground leases, acquired in place lease value and deferred leasing costs	4,736	48
Amortization of acquired above market leases and acquired below market leases, net	(448)	—
Amortization of debt premium	(100)	(6)
Amortization of deferred finance costs	108	253
Amortization of restricted stock compensation	55	—
Equity in (earnings) loss of unconsolidated real estate partnerships	(5)	40
Change in fair value of interest rate swap agreements	(472)	(1,210)
Changes in operating assets and liabilities:
Other assets	(475)	(2,533)
Accounts payable and accrued expenses	1,901	2,635

Net cash provided by operating activities	8,889	6,694
Investing activities:
Acquisition and development of real estate properties	(73,966)	(2,292)
Proceeds from sale of real estate properties and capital lease	153	36
Advances to unconsolidated real estate joint ventures	—	(17)
Distributions received from real estate partnerships	2	—
Increase in restricted cash	(120)	(136)

Net cash used in investing activities	(73,931)	(2,409)
Financing activities:
Proceeds from mortgage notes payable	—	1,678
Repayments of mortgage notes payable	(5,685)	(2,504)
Proceeds from line of credit	70,750	400
Repayments to line of credit	(4,500)	—
Equity contributions	—	141
Dividends and distributions	(4,328)	(4,234)
Distributions to minority interests in real estate partnership	(85)	—
Payment of deferred financing costs	(24)	(59)

Net cash provided by (used in) financing activities	56,128	(4,578)

Decrease in cash and cash equivalents	(8,914)	(293)
Balance at beginning of period	9,571	13,459
Cumulative effect adjustment associated with the implementation of EITF 04-5	213	—

Balance at end of period	$870	$13,166

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$6,017	$6,641

Supplemental cash flow information — noncash investing and financing activities:
Debt assumed with purchase of property	5,178	—
Accrued dividends and distributions	4,326	—
See notes to consolidated and combined financial statements.

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Ownership
Cogdell Spencer Inc. (the “Company”) is engaged in the business of owning, developing, redeveloping, acquiring, and managing medical office buildings and other healthcare related facilities primarily in the southeastern United States. The Company was incorporated on July 5, 2005, in Maryland and has elected to operate as a fully-integrated and self-administered real estate investment trust (a “REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company continues the operations of Cogdell Spencer Inc. Predecessor (the “Predecessor”). The Predecessor is not a legal entity, but represents a combination of certain real estate entities based on common management. During all periods presented in the Predecessor’s accompanying combined financial statements the Predecessor had the responsibility for the day-to-day operations of such combined entities. Cogdell Spencer Advisors, Inc. had management agreements with other entities which were not combined with the Predecessor as other partners or members did not contribute their interests in the formation transactions discussed below.
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
Interim Financial Information
The financial information for the three and six months ended June 30, 2006 and 2005 is unaudited, but includes all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s and the Predecessor’s financial position, results of operations, and cash flows for such periods. Operating results for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal years of 2006 or 2005 or any other future period. These consolidated and combined financial statements do not include all disclosures required by GAAP for annual consolidated and combined financial statements. The Company’s audited consolidated financial statements and the Predecessor’s audited combined financial statements are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

3. Property acquisitions and disposition
During the six months ended June 30, 2006, the Company, through its Operating Partnership, acquired four properties. On February 15, 2006, the Company acquired Methodist Processional Center One, located on the Methodist Hospital Campus of Clarian Health Partners, in Indianapolis, Indiana. The property has 171,755 square feet of medical office space and an adjacent 951-space parking deck. As of February 15, 2006, the property was 94.7% leased. The property was acquired for $39.9 million, inclusive of transaction costs. The Company received credits from the seller of $0.5 million related to potential future capital improvements, which reduced the purchase price to $39.4 million. The following table is a preliminary allocation of the purchase price (in thousands):

Building and improvements	$37,754
Acquired in place lease value and deferred leasing costs	1,690
Acquired ground lease	120
Acquired above market leases	180
Acquired below market leases	(297)

Total purchase price allocated	$39,447

On March 30, 2006, the Company acquired Hanover Medical Office Building One in Mechanicsville, Virginia and the 1808/1818 Verdugo Boulevard properties in Glendale, California. The properties have 163,403 square feet of medical office space and were 98.5% leased on the date of acquisition. The portfolio was acquired for $36.2 million, inclusive of transaction costs. The Company received credits from the seller of $0.8 million related to potential future capital improvements, which reduced the purchase price to $35.4 million. The following table is a preliminary allocation of the purchase price (in thousands):

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

	Company	Predecessor
	Six Months Ended
	June 30, 2006	June 30, 2005
Total revenues	$28,084	$27,838
Net loss	$(3,729)	$(2,039)

Per share information:
Basic and diluted loss per share	$(0.47)

4. Mortgages and Notes Payable Under Line of Credit
In February 2006, the Company refinanced the St. Francis Medical Plaza mortgage note payable that matured on February 15, 2006. In connection with this refinancing, the Company repaid $2.0 million in principal related to this note payable and repaid $2.0 million in principal related to the St. Francis Property MOB mortgage note payable. The St. Francis Medical Plaza mortgage note payable now matures in December 2006 and has an interest rate of LIBOR plus 1.425% (6.77% at June 30, 2006).

On March 30, 2006, as part of the Hanover Medical Office Building One acquisition, the Company assumed $5.2 million of mortgage debt. The mortgage note payable matures on November 1, 2009, and requires monthly principal and interest payments of $35,630 based on a fixed interest rate of 6% and a 25-year amortization. The fair value of the mortgage note payable was $5.2 million.
The acquisitions during the first quarter were primarily funded by the Company’s $100.0 million unsecured credit facility (the “Credit Facility). As of June 30, 2006, the Company had $85.9 million outstanding under this Credit Facility.
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
The interest rate swap agreements have been recorded on the balance sheet at their estimated fair values and included in “Other assets” or “Accounts payable and accrued expenses.” The agreements have not been designated for hedge accounting and, accordingly, any changes in fair values are recorded in interest expense. For the three months ended June 30, 2006 and 2005, ($0.2 million) and $0.2 million, respectively was recorded as a (decrease) increase to interest expense as a result of the change in the interest rate swap agreements’ fair value. For the six months ended June 30, 2006 and 2005, $0.5 million and $1.2 million, respectively, was recorded as a decrease to interest expense as a result of the change in the interest rate swap agreements’ fair value. The following table summarizes the terms of the agreements and their fair values at June 30, 2006 (dollars in thousands):

	Notional					June 30, 2006
	Amount as of			Effective	Expiration
Entity	June 30, 2006	Receive Rate	Pay Rate	Date	Date	Asset	Liability
Beaufort Medical Plaza, LLC	$5,108	1 Month LIBOR	5.81%	10/25/1999	7/25/2008	$—	$33
Gaston MOB, LLC	16,962	1 Month LIBOR	3.25%	1/23/2003	11/22/2007	524	—
Medical Investors I, LLC	8,884	1 Month LIBOR	4.82%	2/10/2003	12/10/2007	53	—
River Hills Medical Associates, LLC	3,115	1 Month LIBOR	3.63%	3/10/2003	12/15/2008	130	—
Roper MOB, LLC	10,015	1 Month LIBOR	4.45%	7/26/2004	7/10/2009	279	—

						$986	$33

6. Investments in Real Estate Partnerships
As of June 30, 2006, the Company had an ownership interest in six limited liability companies or limited partnerships. The following is a description of each of the entities:
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

June 30, 2006
Financial position:
Total assets	$4,544
Total liabilities	4,345
Members’ equity	199

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
Results of operations:
Revenues	$208	$415
Operating and general and administrative expenses	73	133
Net income	33	81
The Company’s other five real estate partnerships are unconsolidated and accounted for under the equity method of accounting based on the Company’s ability to exercise significant influence. The following is a summary of financial information for the limited liability companies and limited partnerships as of June 30, 2006 and for the three and six months ended June 30, 2006. The information set forth below reflects the financial position and operations of the entities in their entirety, not just the Company’s interest in the real estate partnership (in thousands):

June 30, 2006
Financial position:
Total assets	$27,919
Total liabilities	19,325
Members’ equity	8,594

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
Results of operations:
Revenues	$1,354	$2,713
Operating and general and administrative expenses	701	1,376
Net income	114	257
7. Dividends and Distributions
On June 9, 2006, the Company declared a dividend to common stockholders of record and the Operating Partnership declared a distribution to holders of record of units of limited partnership interests (“OP units”), in each case as of June 21, 2006, totaling $4.3 million or $0.35 per share or unit, covering the period from April 1, 2006 through June 30, 2006. The dividend and distribution were paid on July 19, 2006. The dividend and distribution were equivalent to an annual rate of $1.40 per share or OP unit.

8. Loss per Share
The following is a summary of the elements used in calculating basic and diluted loss per share (in thousands, except per share amount):

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
Net loss	$(2,166)	$(3,691)
Weighted average shares outstanding — basic and diluted (1)	7,975	7,974
Net loss per share — basic and diluted	$(0.27)	$(0.46)

(1)	25 shares of unvested restricted common stock are anti-dilutive due to the net loss.
9. Minority Interests in Operating Partnership
Minority interests of holders of OP units in the Operating Partnership at June 30, 2006, were $57.1 million.
As of June 30, 2006, there were 12,360,613 OP units outstanding, of which 7,995,574, or 64.7%, were owned by the Company and 4,365,039, or 35.3%, were owned by other partners (including certain of the Company’s directors and members of senior management).

10. Segment Reporting
The Company defines business segments by their distinct customer base and service provided based on the financial information used by the Company’s chief operating decision maker to make resource allocation decisions and assess performance. There are two identified reportable segments: (1) property operations and (2) real estate services. Management evaluates each segment’s performance based on net operating income, which is defined as income before corporate general and administrative expenses, depreciation, amortization, interest expense, loss on early extinguishment of debt, gain on sale of real estate property, equity in earnings of unconsolidated real estate partnerships, minority interests in operating partnership, and discontinued operations. Management does not include the property revenues and property operating expenses of Rocky Mount MOB in evaluating the property operations segment. Intersegment revenues and expenses are reflected at the contractually stipulated amounts and eliminated in consolidation or combination. The following table represents the segment information for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Company	Predecessor	Company	Predecessor
	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Property operations:
Rental revenues	$13,176	$10,753	$24,686	$21,348
Interest and other income	158	239	330	463
Property operating expenses	(4,802)	(3,848)	(8,994)	(7,696)
Intersegment expenses	(856)	(810)	(1,683)	(1,620)

Net operating income	$7,676	$6,334	$14,339	$12,495

Total segment assets, end of period	$357,897	$173,189	$357,897	$173,189

Real estate services:
Fee revenue	$247	$310	$685	$848
Expense reimbursements	142	165	325	329
Interest and other income	62	2	180	2
Intersegment revenues	856	810	1,683	1,620
Real estate operating expenses	(876)	(550)	(1,771)	(1,070)

Net operating income	$431	$737	$1,102	$1,729

Total segment assets, end of period	$3,910	$3,571	$3,910	$3,571

Reconciliations:
Total segment revenues	$14,641	$12,279	$27,889	$24,610
Elimination of intersegment revenues	(856)	(810)	(1,683)	(1,620)
Rocky Mount MOB and elimination of related intersegment revenues	193	—	384	—

Total revenues	$13,978	$11,469	$26,590	$22,990

Total segment net operating income	$8,107	$7,071	$15,441	$14,224
Corporate general and administrative expenses	(699)	(1,195)	(1,657)	(1,638)
Depreciation and amortization expense	(7,433)	(2,547)	(13,860)	(5,065)
Interest expense	(3,324)	(3,374)	(5,648)	(5,091)
Equity in earnings (loss) of unconsolidated real estate partnerships	—	(24)	5	(40)
Net income of Rocky Mount MOB, net of minority intetests	11	—	27	—
Minority interests in operating partnership	1,177	—	2,008	—
Total discontinued operations	(5)	15	(7)	31

Net income (loss)	$(2,166)	$(54)	$(3,691)	$2,421

Total segment assets	$361,807	$176,760	$361,807	$176,760
Corporate total assets	2,412	—	2,412	—
Rocky Mount MOB total assets	4,544	—	4,544	—
Total discontinued operations	1,479	1,114	1,479	1,114

Total assets, end of period	$370,242	$177,874	$370,242	$177,874

11. Subsequent Events
On July 17, 2006, the Company sold the building known as Cabarrus Pediatrics to NorthEast Medical Center. The sales price was $1.9 million. The Company expects to record a gain on the sale during the third quarter of 2006.
On August 6, 2006, the Company executed a purchase agreement to acquire Mary Black Westside, located in Spartanburg, South Carolina, for approximately $5.2 million. The acquisition includes 32,111 square feet of medical office space.

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
The Company derives a significant portion of its revenues from rents received from tenants under existing leases in medical office buildings and other healthcare related facilities. The Company’s portfolio is stable with a 94.1% occupancy rate as of June 30, 2006, and favorable leases generally with consumer price index or CPI increases and cost pass throughs to the tenants. The Company derives a lesser portion of its revenues from fees that are paid for managing and developing medical office buildings and other healthcare related facilities for third parties. The Company’s management believes a strong internal property management capability is a vital component of the Company’s business, both for the properties the Company owns and for those that the Company manages. Strong internal property management allows the Company to control costs, increase tenant satisfaction, and reduce tenant turnover, which reduces capital costs.

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
The Company’s growth strategy includes leveraging strategic relationships for new developments and off-market acquisitions. The Company will also continue to enter into development joint ventures with hospitals and physicians. The Company is active in seeking new client relationships in new markets. During the six months ended June 30, 2006, the Company acquired properties totaling approximately $74.9 million in three new markets.
As of June 30, 2006, the Company owned and/or managed 76 medical office buildings and healthcare related facilities, serving 21 hospital systems in ten states. The Company’s aggregate portfolio was comprised of:
•	49 wholly owned properties;

•	eight joint venture properties; and

•	19 properties owned by third parties (17 of which are for clients with whom the Company has an existing investment relationship).
At June 30, 2006, the Company’s aggregate portfolio contains approximately 3.8 million net rentable square feet, consisting of approximately 2.5 million net rentable square feet from wholly-owned properties, approximately 0.4 million net rentable square feet from joint venture properties, and approximately 0.9 million net rental square feet from properties owned by third parties and managed by the Company.
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
The Company has used, and will continue to use, external consultants to assist management with the documentation, remediation, and testing of financial reporting internal controls in order to comply with Section 404 of the Sarbanes-Oxley Act of 2002. These costs are variable and may be significant depending on the volume of remediation and testing necessary to be in compliance with Section 404 reporting requirements of the Sarbanes-Oxley Act of 2002 at December 31, 2006.
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
Investments in Real Estate
Acquisition of real estate. The price that the Company pays to acquire a property is impacted by many factors, including the condition of the buildings and improvements, the occupancy of the building, the existence of above and below market tenant leases, the creditworthiness of the tenants, favorable or unfavorable financing, above or below market ground leases and numerous other factors. Accordingly, the Company is required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on the Company’s estimate of the fair values of such assets and liabilities. This includes determining the value of the buildings and improvements, land, any ground leases, tenant improvements, in-place tenant leases, tenant relationships, the value (or negative value) of above (or below) market leases and any debt assumed from the seller or loans made by the seller to the Company. Each of these estimates requires significant judgment and some of the estimates involve complex calculations. The Company’s calculation methodology is summarized in Note 2 to the Company’s audited consolidated and combined financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2005. These allocation assessments have a direct impact on the Company’s results of operations because if the Company were to allocate more value to land there would be no depreciation with respect to such amount or if the Company were to allocate more value to the buildings as opposed to allocating to the value of tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the terms of the leases. Additionally, the amortization of value (or negative value) assigned to above (or below) market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place leases and tenant relationships, which is included in depreciation and amortization in the Company’s consolidated and combined statements of operations.
Useful lives of assets. The Company is required to make subjective assessments as to the useful lives of the Company’s properties for purposes of determining the amount of depreciation to record on an annual basis with respect to the Company’s investments in real estate. These assessments have a direct impact on the Company’s net income (loss) because if the Company were to shorten the expected useful lives of the Company’s investments in real estate the Company would depreciate such investments over fewer years, resulting in more depreciation expense on an annual basis.
Asset impairment valuation. The Company reviews the carrying value of the Company’s properties when circumstances, such as adverse market conditions, indicate a potential impairment may exist. The Company bases the Company’s review on an estimate of the future cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition. The Company considers factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If the Company’s evaluation indicates that the Company may be unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. These losses have a direct impact on the Company’s net income because recording an impairment loss results in an immediate negative adjustment to operating results. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be long-lived assets to be held and used are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long-term directly decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If the Company determines that impairment has occurred, the affected assets must be reduced to their fair value. No such impairment losses have been recognized to date. The Company estimates the fair value of rental properties utilizing a discounted cash flow analysis that includes projections of future revenues, expenses and capital improvement costs, similar to the income approach that is commonly utilized by appraisers. The Company reviews the value of Goodwill using an income approach on an annual basis and when circumstances indicate a potential impairment may exist.

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

Property Summary
The following is an activity summary of the Company’s property portfolio (excluding unconsolidated real estate partnerships) for the six months ended June 30, 2006 and 2005:

	Company	Predecessor
	2006	2005
Properties at January 1	44	43
Consolidation of Rocky Mount MOB LLC	1	—
Acquisitions	4	—
Development that began rental operations	—	1

Properties at June 30	49	44

The above table excludes East Jefferson Medical Specialty Building, which is accounted for as a sales-type capital lease.
Comparison of the three months ended June 30, 2006 and June 30, 2005
Overview. There were no changes to the Company’s property portfolio during the three months ended June 30, 2006 and 2005.
Revenue. Total revenue increased $2.5 million, or 21.9%, for the three months ended June 30, 2006. This increase is primarily due to an increase in property rental revenue of $2.6 million offset by lower development fees of $0.1 million.
Property rental revenue increased $2.6 million, or 24.4%, for the three months ended June 30, 2006. Same-property rental revenue increased $0.2 million, or 1.8%, which is due primarily to general increases in rent related to CPI, escalation clauses. Rental revenue from acquisition properties increased $2.4 million.
Property operating expenses. Property operating expenses increased $1.0 million, or 26.2%, for the three months ended June 30, 2006. Same-property operating expenses increased approximately $0.2 million, or 5.2%. Operating expenses from acquisition properties increased $0.8 million.
Interest expense. Interest expense increased approximately $19,000, or 0.6%, for the three months ended June 30, 2006. Excluding the decrease in interest expense in each period due to changes in interest rate swap fair values, interest expense increased $0.3 million from $3.3 million for the three months ended June 30, 2005 to $3.6 million for the three months ended June 30, 2006. This increase is primarily due to the increased borrowing to fund the four acquisitions during first quarter 2006 offset by the change in the Company’s capital structure as a result of the Offering. Proceeds from the Offering were used in part to reduce debt principal balances which in turn reduced interest expense.
Changes in interest rate swap fair values are recorded as a decrease or increase to interest expense. For the three months ended June 30, 2005, the interest rate swap agreement fair values decreased $0.2 million, which resulted in a increase in interest expense of the same amount. For the three months ended June 30, 2006, the interest rate swap agreement fair values increased $0.2 million, which resulted in a reduction of interest expense of $0.2 million. For the three months ended June 30, 2006, there were five derivative interest rate swap agreements with an aggregate notional amount of $44.1 million versus eight instruments with an aggregate notional amount of $90.7 million in the same quarter in 2005.
Depreciation and amortization expenses. Depreciation and amortization expenses increased $4.9 million, or 193.1%, for the three months ended June 30, 2006. Same-property depreciation and amortization expenses increased approximately $3.7 million, or 145.3%. The increase was primarily due to the increase in the cost basis for the real estate properties and intangible assets as a result of the purchase accounting for the Formation Transactions on November 1, 2005. Depreciation and amortization expenses from acquisition properties increased $1.2 million.

General and administrative expenses. General and administrative expenses decreased $0.2 million, or 9.5% for the three months ended June 30, 2006 primarily due to the decrease in professional fees. During the three months ended June 30, 2005, the Predecessor incurred $0.8 million of accounting and audit fees related to preparing for the Offering. During the three months ended June 30, 2006, the Company incurred $0.5 million in professional fees related to Sarbanes-Oxley, tax, audit and legal expenses.
Comparison of the six months ended June 30, 2006 and June 30, 2005
Revenue. Total revenue increased $3.6 million, or 15.7%, for the six months ended June 30, 2006. This increase is primarily due to the four new buildings added in first quarter 2006 which resulted in an increase in property rental revenue of $3.0 million.
Property rental revenue increased $3.7 million, or 17.6%, for the six months ended June 30, 2006. Same-property rental revenue increased $0.7 million, or 3.3%, which is due primarily to general increases in rent related to consumer price index, or CPI, escalation clauses. Rental revenue from acquisition and development properties increased $3.0 million.
Fee revenue decreased $0.2 million, or 21.1%, for the six months ended June 30, 2006 due to the timing of services performed related to third party development projects. For the six months ended June 30, 2006, there were no active projects for which the Company received significant fees compared to two significant projects for the six months ended June 30, 2005.
Property operating expenses. Property operating expenses increased $1.4 million, or 18.1%, for the six months ended June 30, 2006. Same-property operating expenses increased approximately $0.3 million, or 3.9%. Acquisition and development property operating expenses increased $1.1 million.
Interest expense. Interest expense increased $0.7 million, or 13.6%, for the six months ended June 30, 2006. Excluding the decrease in interest expense in each period due to changes in interest rate swap fair values, interest expense decreased approximately $33,000 from $6.3 million for the six months ended June 30, 2005. This decrease is primarily due to a change in the Company’s capital structure as a result of the Offering, the proceeds of which were used in part to reduce debt principal balances. The decrease as a result of lower debt principal balances was offset by borrowings to fund the four property acquisitions during the first quarter of 2006 and higher interest payments due to increasing interest rates on variable rate debt.
Changes in interest rate swap fair values are recorded as a decrease or increase to interest expense. For the six months ended June 30, 2005, the interest rate swap agreement fair values increased $1.2 million, which resulted in a reduction of interest expense of the same amount. For the six months ended June 30, 2006, the interest rate swap agreement fair values increased $0.4 million, which resulted in a reduction of interest expense of $0.4 million. For the six months ended June 30, 2006, there were five derivative interest rate swap agreements with an aggregate notional amount of $44.1 million versus eight instruments with an aggregate notional amount of $90.7 million in the same quarter in 2005.
Depreciation and amortization expenses. Depreciation and amortization expenses increased $8.9 million, or 174.9%, for the six months ended June 30, 2006. Same-property depreciation and amortization expenses increased approximately $7.4 million, or 146.1%. The increase was primarily due to the increase in the cost basis for the real estate properties and intangible assets as a result of the purchase accounting for the Formation Transactions on November 1, 2005. Depreciation and amortization expenses from acquisition properties increased $1.5 million.
General and administrative expenses. General and administrative expenses increased $0.7 million, or 26.9% for the six months ended June 30, 2006 primarily due to an increase in professional fees related to public company administrative expenses. Professional fees were $0.5 million higher for the six months ended June 30, 2006 due to increased audit, legal, and Sarbanes-Oxley fees.

Cash Flows
Comparison of the six months ended June 30, 2006 and June 30, 2005
Cash provided by operating activities was $8.9 million and $6.7 million during the six months ended June 30, 2006 and 2005, respectively. The increase of $2.2 million was primarily due to (1) a $0.9 million increase in earnings before non-cash depreciation, amortizations and change in fair value of interest rate swap agreements and (2) a $1.3 million net increase due to changes in operating assets and liabilities primarily resulting from increased collected prepaid rent, increased accruals for interest, and decreased accounts receivable.
Cash used in investing activities was $73.9 million and $2.4 million during the six months ended June 30, 2006 and 2005, respectively. The increase of $71.5 million was primarily due to the acquisition of four properties and their subsequent capital improvements.
Cash provided by (used in) financing activities was $56.1 million and ($4.6 million) for the six months ended June 30, 2006 and 2005, respectively. The net change of $60.7 million was primarily due to net proceeds from debt of $60.6 million, primarily drawn from the Credit Facility in order to fund the current period acquisitions.
Construction in Progress
The following is a summary of the Construction in Progress balance (dollars in thousands):

		Estimated			Estimated
		Completion	Net Rentable	Investment	Total	Percentage
Property	Location	Date	Square Feet	to Date	Investment	Leased
Carolina Forest Medical Plaza	Horry County, SC	2Q 2007	39,000	$1,241	$7,425	43.2%
Lancaster Rehabilitation Hospital	Lancaster, PA	2Q 2007	52,800	609	12,720	100.0%
Land and pre-construction developments			—	753	—

			91,800	$2,603	$20,145

Liquidity and Capital Resources
As of June 30, 2006, the Company had $0.9 million available in cash and cash equivalents. The Company will be required to distribute at least 90% of the Company’s net taxable income, excluding net capital gains, to the Company’s stockholders on an annual basis due to qualification requirements as a REIT. Therefore, as a general matter, it is unlikely that the Company will have any substantial cash balances that could be used to meet the Company’s liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.
The Company has a $100.0 million unsecured revolving Credit Facility with a syndicate of financial institutions (including Bank of America, N.A., Citicorp North America, Inc. and Branch Banking & Trust Company) (collectively, the “Lenders”). The Credit Facility is available to fund working capital and for other general corporate purposes; to finance acquisition and development activity; and to refinance existing and future indebtedness. The Credit Facility permits the Company to borrow up to $100.0 million of revolving loans, with sub-limits of $25.0 million for swingline loans and $25.0 million for letters of credit.
The Credit Facility shall terminate and all amounts outstanding thereunder shall be due and payable in full, three years from November 1, 2005, subject to a one-year extension at the Company’s option. The Credit Facility also allows for up to $150.0 million of increased availability (to a total aggregate available amount of $250.0 million), at the Company’s option but subject to each Lender’s option to increase its commitment. The interest rate on loans under the Credit Facility equals, at the Company’s election, either (1) LIBOR plus a margin of between 100 to 130 basis points based on the Company’s leverage ratio or (2) the higher of the federal funds rate plus 50 basis points or Bank of America, N.A.’s prime rate.
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
As of June 30, 2006, there was $13.6 million available under the Credit Facility. There was $85.9 million outstanding at June 30, 2006 and $0.5 million of availability is restricted related to an outstanding letter of credit. On July 18, 2006, the Company borrowed $5.0 million under the Credit Facility to fund the dividend and distribution and an additional $4.0 million on August 7, 2006, to fund the acquisition of Mary Black Westside.
The Company believes that it will have sufficient capital resources as a result of operations and the borrowings in place to fund ongoing operations.
On June 9, 2006, the Company declared a dividend to common stockholders of record and the Operating Partnership declared a distribution to holders of record of OP units, in each case as of June 21, 2006, totaling $4.3 million or $0.35 per share or unit, covering the period from April 1, 2006 through June 30, 2006. The dividend and distribution were paid on July 19, 2006. The dividend and distribution were equivalent to an annual rate of $1.40 per share and OP unit.
Long-Term Liquidity Needs
The Company’s principal long-term liquidity needs consist primarily of new property development, property acquisitions, principal payments under various mortgages and other credit facilities and non-recurring capital expenditures. The Company does not expect that its net cash provided by operations will be sufficient to meet all of these long-term liquidity needs. Instead, the Company expects to finance new property developments through modest cash equity capital contributed by the Company together with construction loan proceeds, as well as through cash equity investments by its tenants. The Company expects to fund property acquisitions through a combination of borrowings under its Credit Facility and traditional secured mortgage financing. In addition, the Company expects to use OP units issued by the operating partnership to acquire properties from existing owners seeking a tax deferred transaction. The Company expects to meet other long-term liquidity requirements through net cash provided by operations and through additional equity and debt financings, including loans from banks, institutional investors or other lenders, bridge loans, letters of credit, and other lending arrangements, most of which will be secured by mortgages. The Company may also issue unsecured debt in the future. However, in view of the Company’s strategy to grow its portfolio over time, the Company does not, in general, expect to meet its long-term liquidity needs through sales of its properties. In the event that, notwithstanding this intent, the Company was in the future to consider sales of its properties from time to time, the proceeds that would be available to the Company from such sales, may be reduced by amounts that the Company may owe under the tax protection agreements entered into in connection with the Formation Transactions or those properties would need to be sold in a tax deferred transaction which would require reinvestment of the proceeds in another property. In addition, the Company’s ability to sell certain of its assets could be adversely affected by the general illiquidity of real estate assets and certain additional factors particular to our portfolio such as the specialized nature of its target property type, property use restrictions and the need to obtain consents or waivers of rights of first refusal or rights of first offers from ground lessors in the case of sales of its properties that are subject to ground leases.
The Company intends to repay indebtedness incurred under its Credit Facility from time to time, for acquisitions or otherwise, out of cash flow and from the proceeds of additional debt or equity issuances. In the future, the Company may seek to increase the amount of the Credit Facility, negotiate additional credit facilities or issue corporate debt instruments. Any indebtedness incurred or issued by the Company may be secured or unsecured, short-, medium- or long-term, fixed or variable interest rate and may be subject to other terms and conditions the Company deems acceptable. The Company intends to refinance at maturity the mortgage notes payable that have balloon payments at maturity.

Contractual Obligations
The following table summarizes the Company’s contractual obligations as of June 30, 2006, including the maturities and scheduled principal repayments and the commitments due in connection with the Company’s ground leases and operating leases for the periods indicated (in thousands):

	Through
	Remainder
	of 2006	2007	2008	2009	2010	Thereafter	Total
Obligation:
Long-term debt principal payments and maturities (1)	$11,291	$39,187	$113,400	$16,440	$1,456	$47,842	$229,616
Standby letters of credit (2)	500	—	—	—	—	—	500
Interest payments (3)	6,776	11,975	7,512	3,641	3,035	7,692	40,631
Ground leases (4)	78	155	155	155	155	5,296	5,994
Operating leases (5)	143	270	343	351	350	389	1,846

Total	$18,788	$51,587	$121,410	$20,587	$4,996	$61,219	$278,587

(1)	Includes notes payable under the Company’s Credit Facility

(2)	As collateral for performance on a mortgage note payable, the Company is contingently liable under a standby letter of credit, which also reduces the availability under the Credit Facility

(3)	Assumes one-month LIBOR of 5.345% and Prime Rate of 8.0%

(4)	Substantially all of the ground leases effectively limit our control over various aspects of the operation of the applicable property, restrict our ability to transfer the property and allow the lessor the right of first refusal to purchase the building and improvements. All of the ground leases provide for the property to revert to the lessor for no consideration upon the expiration or earlier termination of the ground lease.

(5)	Payments under operating lease agreements relate to various of our properties’ equipment and office space leases. The future minimum lease commitments under these leases are as indicated.
Off-Balance Sheet Arrangements
The Company guarantees debt in connection with certain of its development activities, including joint ventures. The Company has guaranteed, in the event of a default, the mortgage notes payable for one limited liability company. An initial liability of $0.1 million has been recorded for this guarantee using expected present value measurement techniques. The guarantee, with a principal balance of $9.1 million at June 30, 2006, will be released upon the full repayment of the mortgage note payable, which matures in December 2006. The mortgage is collateralized by property and the collateral will revert to the guarantor in the event the guarantee is performed.
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

Recent Accounting Pronouncements
Based on the Company’s review of recent accounting pronouncements released during the quarter ended June 30, 2006, the Company has not identified any standard requiring adoption that would have a material impact on the Company’s financial position or results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The Company uses some derivative financial instruments to manage, or hedge, interest rate risks related to the Company’s borrowings. The Company does not use derivatives for trading or speculative purposes and only enters into contracts with major financial institutions based on their credit rating and other factors.
As of June 30, 2006, the Company had $229.6 million of consolidated debt outstanding (excluding any discounts or premiums related to assumed debt). Of the Company’s total consolidated debt, $120.0 million, or 52.3%, was variable rate debt that are not subject to variable to fixed rate interest rate swap agreements. Of the Company’s total indebtedness, $109.6 million, or 47.7%, was subject to fixed interest rates, including variable rate debt that is subject to variable to fixed rate swap agreements.
If LIBOR were to increase by 100 basis points, the increase in interest expense on the Company’s variable rate debt would decrease future annual earnings and cash flows by approximately $1.2 million. Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on the Company’s financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, the Company may take actions to further mitigate the Company’s exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in the Company’s financial structure.
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
During the six month period ended June 30, 2006, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
See the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for risk factors. There have been no significant changes to the Company’s risk factors during the three and six months ended June 30, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
The Company held its 2006 annual meeting of stockholders (the “2006 Annual Meeting) on May 4, 2006. A detailed description of the matters voted upon at the 2006 Annual Meeting is contained in the Company’s proxy statement that was filed with Securities and Exchange Commission on April 10, 2006.
At the 2006 Annual Meeting, the stockholders voted to elect James W. Cogdell, Richard B. Jennings, Richard C. Neugent, Frank C. Spencer, Christopher E. Lee, Randolph D. Smoak, M.D., and John R. Georgius to serve as directors of the Company until the Company’s 2007 annual meeting of stockholders and until their successors are duly elected and qualified.
Votes were cast for and withheld in the election of directors as follows:

Nominee	Votes For	Votes Withheld
James W. Cogdell	5,662,049	133,655
John R. Georgius	5,683,026	122,678
Richard B. Jennings	5,662,049	133,655
Christopher E. Lee	5,683,026	112,678
Richard C. Neugent	5,683,026	112,678
Randolph D. Smoak, M.D.	5,683,026	122,678
Frank C. Spencer	5,662,049	133,655
There were no broker non-votes in the election of directors.
At the 2006 Annual meeting, the stockholders also voted on ratification of external auditors. The results of the vote were as follows:

	Votes For	Votes Against	Abstentions
Deloitte & Touche LLP	5,789,767	5,937	—
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cogdell Spencer Inc. Registrant

Date: August 14, 2006	/s/ Frank C. Spencer
Frank C. Spencer
President and Chief Executive Officer

Date: August 14, 2006	/s/ Charles M. Handy

Charles M. Handy
Senior Vice President and Chief Financial Officer