Form 10-Q
period 2006-09-30
Cogdell Spencer Inc.
filed 2006-11-14
CIK 1332896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 7,995,574 shares of common stock, par value $.01 per share, outstanding as of October 31, 2006.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COGDELL SPENCER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	As of	As of
	September 30, 2006	December 31, 2005
Assets
Real estate properties:
Land	$22,734	$16,798
Buildings and improvements	336,101	241,946
Construction in progress	6,234	1,099
Less: Accumulated depreciation	(17,759)	(2,699)

Total operating real estate properties, net	347,310	257,144
Real estate properties, net — held for sale	—	1,379

Total real estate properties, net	347,310	258,523
Cash and cash equivalents	2,383	9,571
Restricted cash	1,056	779
Investment in capital lease	6,270	6,499
Acquired above market leases, net of accumulated amortization of $208 in 2006 and $25 in 2005	1,048	852
Acquired in place lease value and deferred leasing costs, net of accumulated amortization of $8,655 in 2006 and $1,399 in 2005	20,688	21,220
Acquired ground leases, net of accumulated amortization of $55 in 2006 and $15 in 2005	2,889	2,768
Deferred financing costs, net of accumulated amortization of $239 in 2006 and $31 in 2005	966	913
Goodwill	5,112	2,875
Other assets	5,179	4,331
Other assets — held for sale	—	151

Total assets	$392,901	$308,482

Liabilities and stockholders’ equity
Notes payable under line of credit	$97,850	$19,600
Mortgage loans	155,472	139,374
Accounts payable and accrued liabilities	8,160	4,857
Accrued dividends and distributions	4,326	—
Acquired below market leases, net of accumulated amortization of $1,042 in 2006 and $164 in 2005	3,434	2,893
Other liabilities — held for sale	—	1,272

Total liabilities	269,242	167,996
Commitments and contingencies
Minority interests	60,298	62,018
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000 shares authorized, none issued or outstanding	—	—
Common Stock; $0.01 par value; 200,000 shares authorized, 7,996 shares issued and outstanding in 2006 and 8,000 shares issued and outstanding in 2005	80	80
Additional paid-in capital	85,121	85,855
Accumulated deficit	(21,840)	(7,467)

Total stockholders’ equity	63,361	78,468

Total liabilities and stockholders’ equity	$392,901	$308,482

See notes to condensed consolidated and combined financial statements.

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Company	Predecessor	Company	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Rental	$13,394	$4,116	$38,492	$12,513
Rental — related party	—	6,550	—	19,501
Fee revenue	212	451	881	1,299
Expense reimbursements	88	146	398	475
Interest and other income	198	235	711	700

Total revenues	13,892	11,498	40,482	34,488
Expenses:
Property operating	5,050	4,063	14,139	11,759
General and administrative	1,387	1,717	4,822	4,425
Depreciation	5,120	2,535	14,288	7,561
Amortization	2,617	15	7,375	54
Interest	4,195	2,330	9,979	7,421
Prepayment penalty on early extinguishment of debt	37	—	37	—

Total expenses	18,406	10,660	50,640	31,220
Income (loss) from continuing operations before equity in earnings (loss) of unconsolidated real estate partnerships, minority interest in real estate partnership, minority interests in operating partnership and discontinued operations	(4,514)	838	(10,158)	3,268
Equity in earnings (loss) of unconsolidated real estate partnerships	2	(5)	7	(45)
Gain from sale of real estate partnership interests	484	—	484	—
Minority interests in real estate partnership	(24)	—	(77)	—
Minority interests in operating partnership	1,430	—	3,438	—

Income (loss) from continuing operations	(2,622)	833	(6,306)	3,223
Discontinued operations:
Income (loss) from discontinued operations	2	9	(9)	40
Gain from sale of real estate property	435	—	435	—
Minority interests in operating partnership	(154)	—	(150)	—

Total discontinued operations	283	9	276	40

Net income (loss)	$(2,339)	$842	$(6,030)	$3,263

Per share data — basic and diluted
Loss from continuing operations — basic and diluted	$(0.33)		$(0.79)
Income from discontinued operations — basic and diluted	0.04		0.03

Net loss — basic and discontinued	$(0.29)		$(0.76)

Weighted average common shares — basic and diluted	7,976		7,975

See notes to condensed consolidated and combined financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of		Additional
	Common	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total
Balance at December 31, 2005	8,000	$80	$85,855	$(7,467)	$78,468
Cumulative effect adjustment associated with the implementation of EITF 04-5	—	—	(785)	53	(732)
Forfeiture of restricted shares	(4)	—	—	—	—
Amortization of restricted stock compensation, net of minority interests	—	—	51	—	51
Dividends	—	—	—	(8,396)	(8,396)
Net loss	—	—	—	(6,030)	(6,030)

Balance at September 30, 2006	7,996	$80	$85,121	$(21,840)	$63,361

See notes to condensed consolidated and combined financial statements.

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Company	Predecessor
	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005
Operating activities:
Net income (loss)	$(6,030)	$3,263
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Minority interests in operating partnership	(3,288)	—
Minority interests in real estate partnership	77	—
Gain from sale of real estate partnership interests	(484)	—
Gain from sale of property — discontinued operations	(435)
Depreciation of real estate properties	14,247	7,911
Corporate depreciation and amortization	128	75
Amortization of acquired ground leases, acquired in place lease value and deferred leasing costs	7,311	72
Amortization of acquired above market leases and acquired below market leases, net	(696)	—
Amortization of debt premium	(150)	(9)
Amortization of deferred finance costs	208
Amortization of restricted stock compensation	79	—
Equity in (earnings) loss of unconsolidated real estate partnerships	(7)	45
Prepayment penalty for early extinguishment of debt	37	—
Change in fair value of interest rate swap agreements	(59)	(2,129)
Changes in operating assets and liabilities:
Other assets	(210)	(1,410)
Accounts payable and accrued expenses	2,015	1,883

Net cash provided by operating activities	12,743	9,701
Investing activities:
Investment in real estate properties and businesses	(97,194)	(5,062)
Proceeds from sale of real estate property and capital lease	2,143	54
Proceeds from sale of real estate partnership interests	546	—
Advances to unconsolidated real estate joint ventures	—	(82)
Distributions received from real estate partnerships	2	—
(Increase) decrease in restricted cash	(277)	65

Net cash used in investing activities	(94,780)	(5,025)
Financing activities:
Proceeds from mortgage notes payable	13,270	1,938
Repayments of mortgage notes payable	(7,799)	(3,751)
Proceeds from line of credit	82,750	2,797
Repayments to line of credit	(4,500)	—
Prepayment penalty for early extinguishment of debt	(37)	—
Equity contributions	—	142
Dividends and distributions	(8,653)	(7,026)
Distributions to minority interests in real estate partnership	(134)	—
Payment of deferred financing costs	(261)	(49)

Net cash provided by (used in) financing activities	74,636	(5,949)

Decrease in cash and cash equivalents	(7,401)	(1,273)
Balance at beginning of period	9,571	13,459
Cumulative effect adjustment associated with the implementation of EITF 04-5	213	—

Balance at end of period	$2,383	$12,186

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$9,673	$9,324

Supplemental cash flow information — noncash investing and financing activities:
Debt assumed with purchase of property	5,178	—
Accrued dividends and distributions	4,326	—
Issuance of operating partnership units as consideration for investments in real estate properties and businesses	6,018	—
See notes to condensed consolidated and combined financial statements.

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Ownership
Cogdell Spencer Inc. (the “Company”) is engaged in the business of owning, developing, redeveloping, acquiring, and managing medical office buildings and other healthcare related facilities primarily in the southeastern United States. The Company was incorporated on July 5, 2005, in Maryland and has elected to operate as a fully-integrated and self-administered real estate investment trust (a “REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company continues the operations of Cogdell Spencer Inc. Predecessor (the “Predecessor”). The Predecessor is not a legal entity, but represents a combination of certain real estate entities based on common management. During all periods presented in the Predecessor’s accompanying condensed combined financial statements the Predecessor had the responsibility for the day-to-day operations of such combined entities. Cogdell Spencer Advisors, Inc. had management agreements with other entities which were not combined with the Predecessor as other partners or members did not contribute their interests in the formation transactions discussed below.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated and combined financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and represent the assets and liabilities and operating results of the Company and the Predecessor. The condensed consolidated financial statements include the Company’s accounts, its wholly-owned subsidiaries, as well as the Operating Partnership and its subsidiaries. The condensed consolidated financial statements also include any partnerships for which the Company or its subsidiaries is the general partner or the managing member and the rights of the limited partners do not overcome the presumption of control by the general partner or managing member. All significant intercompany balances and transactions have been eliminated in consolidation and combination. The accounting policies of the Predecessor and the Company are consistent with each other, except as noted in the accompanying financial statements or in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Interim Financial Information
The financial information for the three and nine months ended September 30, 2006 and 2005 is unaudited, but includes all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s and the Predecessor’s financial position, results of operations, and cash flows for such periods. Operating results for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal years of 2006 or 2005 or any other future period. These condensed consolidated and combined financial statements do not include all disclosures required by GAAP for annual consolidated and combined financial statements. The Company’s audited consolidated financial statements and the Predecessor’s audited combined financial statements are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Recent Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognizes the impact of a tax position in its financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, or SAB 108. SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company currently does not believe SAB 108 will have a material impact on its results from operations or financial position.
3. Property acquisitions and dispositions
During the nine months ended September 30, 2006, the Company, through its Operating Partnership, acquired for investment purposes, real estate properties and businesses as follows:
•	Methodist Professional Center One was acquired on February 15, 2006, for $39.9 million inclusive of credits from the seller in the amount of $0.5 million related to potential future capital improvements, reducing the initial purchase price to $39.4 million. The property has 171,755 square feet of medical office space, which was 94.7% leased at the time of purchase, and an adjacent 951-space parking deck.

•	On March 30, 2006, the Company acquired Hanover Medical Office Building One and the 1808/1818 Verdugo Boulevard properties. The combined portfolio purchase price was $36.2 million, inclusive of $0.8 million in credits from the seller relating to potential future capital improvements, reducing the initial purchase price to $35.4 million. The properties have 163,403 square feet of medical office space and was 98.5% leased on the date of acquisition.

•	Mary Black Westside MOB was acquired on August 4, 2006, for $5.2 million. The Company received credits from the seller of $0.7 million related to potential future capital improvements, which reduced the initial purchase price to $4.5 million. The building has 37,455 square feet of medical office space and was 100.0% leased on the date of acquisition.

•	On September 28, 2006, the Company acquired Parkridge MOB for approximately $19.1 million. The Company received credits from the seller of $1.5 million related to potential future capital improvements, which reduced the initial purchase price to $17.6 million. The property has 89,451 square feet of medical office space and was 94.6% leased at the time of acquisition.

•	On September 28, 2006, the Company acquired Consera Healthcare Real Estate, LLC, a medical office building management company based in Columbia, SC. Consera manages 38 properties containing approximately 1.6 million square feet in South Carolina, Kentucky, Virginia and Florida.
The following table is a preliminary allocation of the purchase price of the acquisitions during the nine months ended September 30, 2006 (in thousands):

Land	$5,638
Building and improvements	84,847
Acquired in place lease value and deferred leasing costs	7,291
Acquired ground leases, net	41
Acquired above market leases	376
Acquired below market leases	(1,405)
Other assets	1,232
Interest rate cap transaction agreement	245
Goodwill	2,237

Total purchase price allocated	$100,502

The following summary of selected unaudited pro forma results of operations presents information as if the purchase of Methodist Professional Center One, Hanover Medical Office Building One, 1808 and 1818 Verdugo Boulevard, Parkridge MOB, Mary Black Westside and Consera Healthcare Real Estate, LLC properties and businesses had occurred at the beginning of each period presented. The pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future (in thousands, except per share amounts):

	Company	Predecessor	Company	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30
	2006	2005	2006	2005
Total revenues	$18,421	$15,207	$44,015	$45,636
Net loss	$(1,742)	$(607)	$(3,563)	$(1,759)

Per share information:
Basic and diluted loss per share	$(0.22)		$(0.45)

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” net income and gain on disposition of real estate for real estate properties sold are reflected in the consolidated statements of operations as “discontinued operations” for all periods presented. In addition, the assets and liabilities of this property are separately reflected in “Other assets –held for sale” in the condensed consolidated balance sheets for all periods presented. Below is a summary of discontinued operations for the property sold during 2006 (in thousands):

	Company	Predecessor	Company	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Rental	$8	$59	$129	$176

Total revenues	8	59	129	176

Property operating expenses	2	19	44	57
Depreciation and amortization	—	12	51	32
Interest expense	4	19	43	47

Income from discontinued operations before gain from sale of real estate property and minority interests in operating partnership	2	9	(9)	40
Gain on disposition of discontinued operations	435	—	435	—

Income from discontinued operations before minority interest	437	9	426	40

Minority interests in operating partnership	(154)	—	(150)	—

Total discontinued operations	$283	$9	$276	$40

There were no properties being actively marketed for sale as of September 30, 2006.
4. Mortgages and Notes Payable Under Line of Credit
In February 2006, the Company refinanced the St. Francis Medical Plaza mortgage note payable that matured on February 15, 2006. In connection with this refinancing, the Company repaid $2.0 million in principal related to this note payable and repaid $2.0 million in principal related to the St. Francis Property MOB mortgage note payable. The St. Francis Medical Plaza mortgage note payable now matures in December 2006 and has an interest rate of LIBOR plus 1.425% (6.75% at September 30, 2006).
On March 30, 2006, as part of the Hanover Medical Office Building One acquisition, the Company assumed $5.2 million of mortgage debt. The mortgage note payable matures on November 1, 2009, and requires monthly principal and interest payments of $35,630 based on a fixed interest rate of 6.00% and a 25-year amortization. The fair value of the mortgage note payable was $5.2 million at March 30, 2006.
In August 2006, the unsecured credit facility (the “Credit Facility”) capacity was increased from $100.0 million to $130.0 million. As of September 30, 2006, the Company had $97.9 million outstanding under this Credit Facility.
In connection with the acquisition of Parkridge MOB, the Company obtained an interest only mortgage note payable with a principal amount of $13.3 million that matures on October 1, 2007. The interest rate is LIBOR plus 1.45% (6.77% at September 30, 2006).

On October 10, 2006, the Company refinanced the Mulberry Medical Park mortgage note payable that matured on October 15, 2006. The Mulberry Medical Park note payable now matures on October 15, 2007 and has a fixed interest rate of 6.75%. The balance at the time of refinance was $1.1 million. This amount also represents the new loan amount.
On October 31, 2006, the Company obtained a $30.0 million note payable that is collateralized by Methodist Professional Center I. The mortgage note payable matures on October 31, 2009 and has a two-year extension option with customary conditions. The note payable requires interest only payments until October 31, 2009, and principal and interest payments using a 30-year amortization during the two-year extension option period. The interest rate is LIBOR plus 1.30% (6.62% at October 31, 2006). Proceeds from the financing were used to reduce the outstanding balance on the Credit Facility.
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
The interest rate swap agreements have been recorded on the balance sheet at their estimated fair values and included in “Other assets” or “Accounts payable and accrued expenses.” The agreements have not been designated for hedge accounting and, accordingly, any changes in fair values are recorded in interest expense. For the three months ended September 30, 2006 and 2005, $0.4 million and ($0.9) million, respectively was recorded as a increase (decrease) to interest expense as a result of the change in the interest rate swap agreements’ fair value. For the nine months ended September 30, 2006 and 2005, $59,000 and $2.1 million, respectively, was recorded as a decrease to interest expense as a result of the change in the interest rate swap agreements’ fair value. The following table summarizes the terms of the agreements and their fair values at September 30, 2006 (dollars in thousands):

	Notional
	Amount as of
	September 30,			Effective	Expiration	September 30, 2006
Entity	2006	Receive Rate	Pay Rate	Date	Date	Asset	Liability
Beaufort Medical Plaza, LLC	$5,079	1 Month LIBOR	5.81%	10/25/1999	7/25/2008	$—	$71
Gaston MOB, LLC	16,764	1 Month LIBOR	3.25%	1/23/2003	11/22/2007	371	—
Medical Investors I, LLC	8,844	1 Month LIBOR	4.82%	2/10/2003	12/10/2007	26	—
River Hills Medical Associates, LLC	3,093	1 Month LIBOR	3.63%	3/10/2003	12/15/2008	87	—
Roper MOB, LLC	9,938	1 Month LIBOR	4.45%	7/26/2004	7/10/2009	127	—

						$611	$71

Subsequent to September 30, 2006, the Company terminated the five interest rate swap agreements. The Company then entered into new interest rate swap agreements and had cash flow hedge documentation in place to qualify for hedge accounting. The Company will receive cash for the value of the existing agreements upon termination, which was approximately $0.5 million. A charge to interest expense of $0.1 million will be recorded in the fourth quarter of 2006 for the change in fair value from September 30, 2006 to the termination date. In addition, the Company entered into a new interest rate swap agreement related to the financing obtained for Methodist Professional Center I. The following table summarizes the terms of the new agreements at November 2, 2006 (dollars in thousands):

	Notional
	Amount as of
	November 2,			Effective	Expiration
Entity	2006	Receive Rate	Pay Rate	Date	Date
Beaufort Medical Plaza, LLC	$5,069	1 Month LIBOR	5.01%	11/2/2006	7/25/2008
Gaston MOB, LLC	16,632	1 Month LIBOR	5.18%	11/3/2006	11/22/2007
Medical Investors I, LLC	8,831	1 Month LIBOR	5.15%	11/2/2006	12/10/2007
River Hills Medical Associates, LLC	3,084	1 Month LIBOR	4.97%	11/2/2006	12/15/2008
Roper MOB, LLC	9,910	1 Month LIBOR	4.95%	11/2/2006	7/10/2009
Methodist Professional Center I	30,000	1 Month LIBOR	4.95%	11/2/2006	10/31/2009
As part of the asset purchase of Parkridge MOB, the Company assumed an Interest Rate Cap Transaction agreement with a notional amount of $13.3 million at September 30, 2006. The Cap Rate is 4.50% per annum on 1 month LIBOR. The termination date of the agreement is January 1, 2010. Due to differences in principal amounts, payment dates, payment amounts, and maturity dates, the agreement has been determined to be ineffective for hedge accounting and changes in fair value are recorded in interest expense. As of September 30, 2006, the fair value of this agreement was $0.2 million and included in “Other assets.” Subsequent to September 30, 2006, the Company terminated the Interest Rate Cap Transaction agreement and received cash proceeds of $0.2 million, which was the value of the agreement at the termination date.
6. Investments in Real Estate Partnerships
As of September 30, 2006, the Company had an ownership interest in four limited liability companies or limited partnerships. The following is a description of each of the entities:
•	McLeod Medical Partners, LLC, a South Carolina limited liability company, founded in 1982, 1.1% owned by the Company, and owns three medical office buildings;

•	Shannon Health/MOB Limited Partnership No. 1, a Delaware limited partnership, founded in 2001, 2.0% owned by the Company, and owns ten medical office buildings

•	BSB Health/MOB Limited Partnership No. 2, a Delaware limited partnership, founded in 2002, 2.0% owned by the Company, and owns nine medical office buildings; and

•	Rocky Mount MOB, LLC, a North Carolina limited liability company, founded in 2002, 34.5% owned by the Company, and owns one medical office building.
The Company is the general partner or managing member of these real estate partnerships and manages the properties owned by these entities. The Company, through its taxable REIT subsidiaries, receives property management fees, leasing fees, and expense reimbursements from the partnerships.
The 2.0% ownerships in the Shannon Health/MOB Limited Partnership No. 1 and BSB Health/MOB Limited Partnership No. 2 were assumed as part of the Consera acquisition. The partnership agreements and tenant leases of the limited partners are designed to give preferential treatment to the limited partners as to cash flows from the partnerships. The Company, as the general partner, does not generally participate in the cash flows from these entities other than to receive property management fees. The limited partners can remove the Company as the property manager and as the general partner.
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

September 30, 2006
Financial position:
Total assets	$4,515
Total liabilities	4,310
Members’ equity	205

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006
Results of operations:
Revenues	$234	$650
Operating and general and administrative expenses	65	198
Net income	82	163

The Company’s other three real estate partnerships are unconsolidated and accounted for under the equity method of accounting based on the Company’s ability to exercise significant influence. The following is a summary of financial information for the limited liability companies and limited partnerships as of September 30, 2006 and for the three and nine months ended September 30, 2006. The information set forth below reflects the financial position and operations of the entity in its entirety, not just the Company’s interest in the real estate partnerships (in thousands):

September 30, 2006
Financial position:
Total assets	$58,590
Total liabilities	51,633
Members’ equity	6,957

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006
Results of operations:
Revenues	$2,837	$9,042
Operating and general and administrative expenses	1,360	3,770
Net income	30	934
During the three months ended September 30, 2006, the Company acquired the remaining 95% interest in Mary Black Westside that it did not previously own. The Company sold its interest in Mary Black MOB Limited Partnership and Mary Black MOB II Limited Partnership. Prior to the disposal the Company owned 9.6% of Mary Black MOB Limited Partnership and 1.0% of Mary Black MOB II Limited Partnership. The Company recorded a gain of $0.5 million on the sale of these interests.
Also during the three months ended September 30, 2006, the Company sold its interest in Cabarrus Land Company, LLC. Prior to the sale, the Company owned 5.0%. The Company recorded a gain of $0.4 million on the sale of this interest. These investments were previously accounted for under the equity method of accounting.
7. Dividends and Distributions
On September 15, 2006, the Company declared a dividend to common stockholders of record and the Operating Partnership declared a distribution to holders of record of units of limited partnership interests (“OP units”), in each case as of September 26, 2006, totaling $4.3 million or $0.35 per share or unit, covering the period from July 1, 2006 through September 30, 2006. The dividend and distribution were paid on October 17, 2006. The dividend and distribution were equivalent to an annual rate of $1.40 per share or OP unit.
8. Loss per Share
The following is a summary of the elements used in calculating basic and diluted loss per share (in thousands, except per share amount):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006
Net loss	$(2,339)	$(6,030)
Weighted average shares outstanding — basic and diluted (1)	7,976	7,975
Loss from continuing operations — basic and diluted (1)	$(0.33)	$(0.79)
Income from discontinued operations — basic and diluted (1)	0.04	0.03

Net loss per share — basic and diluted (1)	$(0.29)	$(0.76)

(1)	For the three and nine months ended September 30, 2006, 20 and 23 shares of unvested restricted common stock, respectively, are anti-dilutive due to the net loss .

9. Minority Interests in Operating Partnership
Minority interests of holders of OP units in the Operating Partnership at September 30, 2006, were $60.3 million.
As of September 30, 2006, there were 12,649,810 OP units outstanding, of which 7,995,574, or 63.2%, were owned by the Company and 4,654,236, or 36.8%, were owned by other partners (including certain of the Company’s directors and members of senior management).
10. Segment Reporting
The Company defines business segments by their distinct customer base and service provided based on the financial information used by the Company’s chief operating decision maker to make resource allocation decisions and assess performance. There are two identified reportable segments: (1) property operations and (2) real estate services. Management evaluates each segment’s performance based on net operating income, which is defined as income before corporate general and administrative expenses, depreciation, amortization, interest expense, loss on early extinguishment of debt, gain on sale of real estate property, equity in earnings of unconsolidated real estate partnerships, minority interests in operating partnership, and discontinued operations. Management does not include the property revenues and property operating expenses of Rocky Mount MOB in evaluating the property operations segment. Intersegment revenues and expenses are reflected at the contractually stipulated amounts and eliminated in consolidation or combination. The following table represents the segment information for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Company	Predecessor	Company	Predecessor
	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Property operations:
Rental revenues	$13,197	$10,651	$37,883	$31,998
Interest and other income	124	236	501	699
Property operating expenses	(5,004)	(4,054)	(13,998)	(11,750)
Intersegment expenses	(881)	(810)	(2,563)	(2,430)

Net operating income	$7,436	$6,023	$21,823	$18,517

Total segment assets, end of period	$379,565	$171,636	$379,565	$171,636

Real estate services:
Fee revenue	$221	$451	$906	$1,299
Expense reimbursements	96	146	421	475
Interest and other income	37	(1)	169	1
Intersegment revenues	881	810	2,563	2,430
Real estate operating expenses	(797)	(809)	(2,565)	(1,616)

Net operating income	$438	$597	$1,494	$2,589

Total segment assets, end of period	$6,173	$4,838	$6,173	$4,838

Reconciliations:
Total segment revenues	$14,556	$12,293	$42,443	$36,902
Elimination of intersegment revenues	(881)	(810)	(2,563)	(2,430)
Rocky Mount MOB and elimination of related intersegment revenues	217	—	602	—

Total revenues	$13,892	$11,483	$40,482	$34,472

Total segment net operating income	$7,874	$6,620	$23,317	$21,106
Corporate general and administrative expenses	(588)	(908)	(2,248)	(2,808)
Depreciation and amortization expense	(7,717)	(2,546)	(21,577)	(7,611)
Interest expense	(4,128)	(2,349)	(9,776)	(7,468)
Prepayment penalties on early extinguishment of debt	(37)	—	(37)	—
Equity in earnings (loss) of unconsolidated real estate partnerships	2	(5)	7	(45)
Gain from sale of real estate partnership interests	484	—	484	—
Net income of Rocky Mount MOB, net of minority interests	58	—	86	—
Minority interests in operating partnership	1,430	—	3,438	—
Total discontinued operations	283	30	276	89

Net income (loss)	$(2,339)	$842	$(6,030)	$3,263

Total segment assets	$385,738	$176,474	$385,738	$176,474
Corporate total assets	2,648	—	2,648	—
Rocky Mount MOB total assets	4,515	—	4,515	—
Total discontinued operations	—	1,111	—	1,111

Total assets, end of period	$392,901	$177,585	$392,901	$177,585

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
The Company derives a significant portion of its revenues from rents received from tenants under existing leases in medical office buildings and other healthcare related facilities. The Company’s portfolio is stable with a 94.1% occupancy rate as of September 30, 2006, and favorable leases generally with consumer price index, or CPI, increases and cost pass throughs to the tenants. The Company derives a lesser portion of its revenues from fees that are paid for managing and developing medical office buildings and other healthcare related facilities for third parties. The Company’s management believes a strong internal property management capability is a vital component of the Company’s business, both for the properties the Company owns and for those that the Company manages. Strong internal property management allows the Company to control costs, increase tenant satisfaction, and reduce tenant turnover, which reduces capital costs.

The Company’s management team has developed long-term and extensive relationships through developing and maintaining modern, customized medical office buildings and healthcare related facilities. Approximately 79% of the net rentable square feet of the Company’s wholly-owned properties are situated on hospital campuses. As such, the Company believes its assets occupy a premier franchise location in relationship to local hospitals, providing its properties with a distinct competitive advantage over alternative medical office space in an area. The Company believes that its property locations and relationships with hospitals will allow the Company to capitalize on the increasing healthcare trend of outpatient procedures.
The Company’s growth strategy includes leveraging strategic relationships for new developments and off-market acquisitions. The Company will also continue to enter into development joint ventures with hospitals and physicians. The Company is active in seeking new client relationships in new markets. During the nine months ended September 30, 2006, the Company acquired properties totaling approximately $100.2 million.
As of September 30, 2006, the Company’s portfolio consisted of 111 medical office buildings and healthcare related facilities, serving 27 hospital systems in ten states. The Company’s aggregate portfolio was comprised of:
•	50 wholly owned properties;
•	four joint venture properties; and
•	57 properties owned by third parties.
At September 30, 2006, the Company’s aggregate portfolio contains approximately 5.4 million net rentable square feet, consisting of approximately 2.6 million net rentable square feet from wholly-owned properties, approximately 0.3 million net rentable square feet from joint venture properties, and approximately 2.5 million net rental square feet from properties owned by third parties and managed by the Company.
Factors Which May Influence Future Results of Operations
Generally, the Company’s revenues and expenses have remained consistent except for development fees and changes in the fair value of interest rate swap agreements reflected in interest expense. Development fees from wholly-owned and consolidated joint venture projects are eliminated in consolidation and will continue to vary to the extent there are fees from third party projects.
Changes in fair values related to the Company’s interest rate swap agreements, which vary from period to period based on changes in market interest rates, are recorded in interest expense. Generally, increases (decreases) in market interest rates will increase (decrease) the fair value of the derivative, which will decrease (increase) current period interest expense for the change in fair value. During the fourth quarter of 2006, the Company closed several derivative transactions and entered into new agreements with the appropriate hedge documentation in place, which will reduce the variances previously experienced in interest expense.
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
Critical Accounting Policies
The Company’s discussion and analysis of financial condition and results of operations are based upon the Company’s condensed consolidated financial statements and the Company’s Predecessor’s condensed combined financial statements, which have been prepared on the accrual basis of accounting in conformity with GAAP. All significant intercompany balances and transactions have been eliminated in consolidation and combination.

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
Asset impairment valuation. The Company reviews the carrying value of the Company’s properties when circumstances, such as adverse market conditions, indicate a potential impairment may exist. The Company bases it’s review on an estimate of the future cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition. The Company considers factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If the Company’s evaluation indicates that it may be unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. These losses have a direct impact on the Company’s net income because recording an impairment loss results in an immediate negative adjustment to operating results. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be long-lived assets to be held and used are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long-term directly decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If the Company determines that impairment has occurred, the affected assets must be reduced to their fair value. No such impairment losses have been recognized to date. The Company estimates the fair value of rental properties utilizing a discounted cash flow analysis that includes projections of future revenues, expenses and capital improvement costs, similar to the income approach that is commonly utilized by appraisers. The Company reviews the value of Goodwill using an income approach on an annual basis and when circumstances indicate a potential impairment may exist.

Revenue Recognition
Rental income related to non-cancelable operating leases is recognized using the straight line method over the terms of the tenant leases. Deferred rents included in the Company’s consolidated balance sheets represent the aggregate excess of rental revenue recognized on a straight line basis over the rental revenue that would be recognized under the cash flow received, based on the terms of the leases. The Company’s leases generally contain provisions under which the tenants reimburse the Company for all property operating expenses and real estate taxes incurred by the Company. Such reimbursements are recognized in the period that the expenses are incurred. Lease termination fees are recognized when the related leases are canceled and the Company has no continuing obligation to provide services to such former tenants. As discussed above, the Company recognizes amortization of the value of acquired above or below market tenant leases as a reduction of rental income in the case of above market leases or an increase to rental revenue in the case of below market leases. The Company receives fees for property management and development and consulting services from time to time from third parties which is reflected as fee revenue. Management fees are generally based on a percentage of revenues for the month as defined in the related property management agreements. Development and consulting fees are recorded on a percentage of completion method using management’s best estimate of time and costs to complete projects. The Company has a long history of developing reasonable and dependable estimates related to development or consulting contracts with clear requirements and rights of the parties to the contracts. Although not frequent, occasionally revisions to estimates of costs are necessary and are reflected as a change in estimate when known. Due to the amount of control retained by the Company, most joint venture developments will be consolidated, therefore those development fees will be eliminated in consolidation. Other income shown in the statement of operations, generally includes interest income, primarily from the amortization of unearned income on a sales-type capital lease recognized in accordance with Statement of Financial Accounting Standards No. 13, and other income incidental to the Company’s operations and is recognized when earned.
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

Property Summary
The following is an activity summary of the Company’s property portfolio (excluding unconsolidated real estate partnerships) for the nine months ended September 30, 2006 and 2005:

	Company	Predecessor
	2006	2005
Properties at January 1	44	44
Consolidation of Rocky Mount MOB LLC	1	—
Acquisitions	6	—
Disposition	(1)	—
Development that began rental operations	—	—

Properties at September 30	50	44

The above table excludes East Jefferson Medical Specialty Building, which is accounted for as a sales-type capital lease.
Comparison of the three months ended September 30, 2006 and September 30, 2005
Overview. During the three months ended September 30, 2006, the Company’s portfolio changed due to the acquisition of two properties and the disposition of one property. There were no changes to the Company’s property portfolio during the three months ended September 30, 2005.
Revenue. Total revenue increased $2.4 million, or 20.8%, for the three months ended September 30, 2006. This increase is primarily due to an increase in property rental revenue of $2.7 million offset by lower development fees of $0.2 million.
Property rental revenue increased $2.7 million, or 25.6%, for the three months ended September 30, 2006. Same-property rental revenue increased $0.3 million, or 3.2%, which is due primarily to general increases in rent related to CPI escalation clauses. Rental revenue from acquisition properties increased $2.4 million.
Property operating expenses. Property operating expenses increased $1.0 million, or 24.3%, for the three months ended September 30, 2006. Same-property operating expenses increased approximately $0.1 million, or 3.2%. Operating expenses from acquisition properties increased $0.9 million.
Interest expense. Interest expense increased approximately $1.9 million, or 80.0%, for the three months ended September 30, 2006. Excluding the change in interest expense in each period due to changes in interest rate swap fair values, interest expense increased $0.5 million from $3.3 million for the three months ended September 30, 2005 to $3.8 million for the three months ended September 30, 2006. This increase is primarily due to the increased borrowing to fund the acquisitions during 2006 and increased variable interest rates offset by the change in the Company’s capital structure as a result of the Offering. Proceeds from the Offering were used in part to reduce debt principal balances which in turn reduced interest expense.
Changes in interest rate swap fair values are recorded as a decrease or increase to interest expense. For the three months ended September 30, 2006, the interest rate swap agreement fair values decreased $0.4 million, which resulted in an increase in interest expense of $0.4 million. For the three months ended September 30, 2005, the interest rate swap agreement fair values increased $0.9 million, which resulted in a decrease in interest expense of the same amount. For the three months ended September 30, 2006, there were five derivative interest rate swap agreements with an aggregate notional amount of $43.7 million versus seven instruments with an aggregate notional amount of $80.7 million in the same quarter in 2005.
Depreciation and amortization expenses. Depreciation and amortization expenses increased $5.2 million, or 203.4%, for the three months ended September 30, 2006. Same-property depreciation and amortization expenses increased approximately $4.4 million, or 174.4%. The increase was primarily due to the increase in the cost basis for the real estate properties and intangible assets as a result of the purchase accounting for the Formation Transactions on November 1, 2005. Depreciation and amortization expenses from acquisition properties increased $0.8 million.

General and administrative expenses. General and administrative expenses decreased $0.3 million, or 19.2%, for the three months ended September 30, 2006 compared to the same period in 2005 primarily due to decreased personnel costs. During the three months ended September 30, 2006, performance based compensation decreased $0.2 million compared to the same period for 2005. Increased capitalized development costs decreased general and administrative expenses by $0.2 million due to a greater number of wholly-owned and consolidated joint venture projects under development. For the three months ended September 30, 2006, financial statement audit expense decreased compared to the three months ended September 30, 2005. However, this decrease was offset by first year expenses related to implementing Section 404 of the Sarbanes Oxley Act of 2002.
Comparison of the nine months ended September 30, 2006 and September 30, 2005
Revenue. Total revenue increased $6.0 million, or 17.4%, for the nine months ended September 30, 2006. This increase is primarily due to the five new buildings added in 2006 which resulted in an increase in property rental revenue of $5.3 million.
Property rental revenue increased $6.5 million, or 20.2%, for the nine months ended September 30, 2006. Same-property rental revenue increased $1.2 million, or 3.9%, which is due primarily to general increases in rent related to CPI escalation clauses. Rental revenue from acquisition and development properties increased $5.3 million.
Fee revenue decreased $0.4 million, or 32.2%, for the nine months ended September 30, 2006 due to the timing of services performed related to third party development projects. For the nine months ended September 30, 2006, there were no significant third party development projects compared to three significant projects for the nine months ended September 30, 2005 for which development fees were earned.
Property operating expenses. Property operating expenses increased $2.4 million, or 20.2%, for the nine months ended September 30, 2006. Same-property operating expenses increased approximately $0.7 million, or 6.1%. Acquisition and new development property operating expenses increased $1.7 million.
Interest expense. Interest expense increased $2.6 million, or 34.5%, for the nine months ended September 30, 2006. Excluding the decrease in interest expense in each period due to changes in interest rate swap fair values, interest expense increased approximately $0.5 million from $9.6 million for the nine months ended September 30, 2005. This increase is primarily due to the increased borrowing to fund the acquisitions during 2006 and increased variable interest rates offset by the change in the Company’s capital structure as a result of the Offering. Proceeds from the Offering were used in part to reduce debt principal balances which in turn reduced interest expense.
Changes in interest rate swap fair values are recorded as a decrease or increase to interest expense. For the nine months ended September 30, 2006, the interest rate swap agreement fair values increased $59,000, which resulted in a reduction of interest expense of the same amount. For the nine months ended September 30, 2005, the interest rate swap agreement fair values increased $2.1 million, which resulted in a reduction of interest expense of the same amount. For the nine months ended September 30, 2006, there were five derivative interest rate swap agreements with an aggregate notional amount of $43.7 million versus seven instruments with an aggregate notional amount of $80.7 million in the same quarter in 2005.
Depreciation and amortization expenses. Depreciation and amortization expenses increased $14.0 million, or 184.5%, for the nine months ended September 30, 2006. Same-property depreciation and amortization expenses increased approximately $11.2 million, or 148.3%. The increase was primarily due to the increase in the cost basis for the real estate properties and intangible assets as a result of the purchase accounting for the Formation Transactions on November 1, 2005. Depreciation and amortization expenses from acquisition properties increased $2.8 million.
General and administrative expenses. General and administrative expenses increased $0.4 million, or 9.0% for the nine months ended September 30, 2006 primarily due to an increase in professional fees related to public company administrative expenses including increased audit, legal, tax, and Sarbanes-Oxley related compliance fees.

Cash Flows
Comparison of the nine months ended September 30, 2006 and September 30, 2005
Cash provided by operating activities was $12.7 million and $9.7 million during the nine months ended September 30, 2006 and 2005, respectively. The increase of $3.0 million was primarily due to (1) a $1.8 million increase in earnings before non-cash depreciation, amortizations and change in fair value of interest rate swap agreements and (2) a $1.4 million net increase due to changes in operating assets and liabilities primarily resulting from increased collected prepaid rent, increased accruals for interest, and decreased accounts receivable.
Cash used in investing activities was $94.8 million and $5.0 million during the nine months ended September 30, 2006 and 2005, respectively. The increase of $89.8 million was primarily due to investments in real estate properties and businesses offset by the proceeds from the sale of real estate property and partnership interests.
Cash provided by (used in) financing activities was $74.6 million and ($5.9 million) for the nine months ended September 30, 2006 and 2005, respectively. The net change of $80.5 million was primarily due to net proceeds from debt of $83.7 million, primarily drawn from the Credit Facility in order to fund the current period acquisitions.
Construction in Progress
The following is a summary of the construction in progress balance (dollars in thousands):

		Estimated			Estimated
		Completion	Net Rentable	Investment	Total	Percentage
Property	Location	Date	Square Feet	to Date	Investment	Leased
Carolina Forest Medical Plaza	Horry County, SC	2Q 2007	39,000	$2,664	$7,425	43.2%
Lancaster Rehabilitation Hospital	Lancaster, PA	2Q 2007	52,800	1,870	12,720	100.0%
Land and pre-construction developments			—	1,700	—

			91,800	$6,234	$20,145

On October 25, 2006, the Company broke ground on the Lancaster General Health Campus Medical Office Building. The Company is developing the three-story medical office building that will be anchored by an Ambulatory Surgery Center (ASC), to be called Physicians’ Surgery Center, which will include four operating rooms and two procedure rooms. The ASC ownership is composed of an operating joint venture that includes Lancaster General Hospital and several local area surgeons. The project is scheduled for completion in the fourth quarter of 2007.
Liquidity and Capital Resources
As of September 30, 2006, the Company had $2.4 million available in cash and cash equivalents. The Company will be required to distribute at least 90% of the Company’s net taxable income, excluding net capital gains, to the Company’s stockholders on an annual basis due to qualification requirements as a REIT. Therefore, as a general matter, it is unlikely that the Company will have any substantial cash balances that could be used to meet the Company’s liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.
The Company has a $130.0 million unsecured revolving Credit Facility with a syndicate of financial institutions (including Bank of America, N.A., Citicorp North America, Inc. and Branch Banking & Trust Company) (collectively, the “Lenders”). The Credit Facility is available to fund working capital and for other general corporate purposes; to finance acquisition and development activity; and to refinance existing and future indebtedness. The Credit Facility permits the Company to borrow up to $130.0 million of revolving loans, with sub-limits of $25.0 million for swingline loans and $25.0 million for letters of credit.
The Credit Facility shall terminate and all amounts outstanding thereunder shall be due and payable in full, three years from November 1, 2005, subject to a one-year extension at the Company’s option. The Credit Facility also allows for up to $120.0 million of increased availability (to a total aggregate available amount of $250.0 million), at the Company’s option but subject to each Lender’s option to increase its commitment. The interest rate on loans under the Credit Facility equals, at the Company’s election, either (1) LIBOR plus a margin of between 100 to 130 basis points based on the Company’s leverage ratio or (2) the higher of the federal funds rate plus 50 basis points or Bank of America, N.A.’s prime rate.
The Credit Facility contains customary terms and conditions for credit facilities of this type, including: (1) limitations on the Company’s ability to (A) incur additional indebtedness, (B) make distributions to the Company’s stockholders, subject to complying with REIT requirements, and (C) make certain investments; (2) maintenance of a pool of unencumbered assets subject to certain minimum valuations thereof; and (3) requirements for us to maintain certain financial coverage ratios. These customary financial coverage ratios and other conditions include a maximum leverage ratio (65%, with flexibility for one two quarter increase to not more than 75%), minimum fixed charge coverage ratio (150%), maximum combined secured indebtedness (50%), maximum recourse indebtedness (15%), maximum unsecured indebtedness (60%, with flexibility for one two quarter increase to not more than 75%), minimum unencumbered interest coverage ratio (175%, with the flexibility for one two quarter decrease to 150%) and minimum combined tangible net worth ($30 million plus 85% of net proceeds of equity issuances by the Company and its subsidiaries after November 1, 2005).
As of September 30, 2006, there was $29.3 million available under the Credit Facility. There was $97.9 million outstanding at September 30, 2006 and $2.8 million of availability is restricted related to outstanding letters of credit. On October 16, 2006, the Company borrowed $4.0 million to fund the quarterly distribution and development projects. The proceeds from the Methodist Professional Center I financing were used to reduce the balance under the Credit Facility.
The Company believes that it will have sufficient capital resources as a result of operations and the borrowings in place to fund ongoing operations.
On September 15, 2006, the Company declared a dividend to common stockholders of record and the Operating Partnership declared a distribution to holders of record of OP units, in each case as of September 26, 2006, totaling $4.3 million or $0.35 per share or unit, covering the period from July 1, 2006 through September 30, 2006. The dividend and distribution were paid on October 17, 2006. The dividend and distribution were equivalent to an annual rate of $1.40 per share and OP unit.
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
Contractual Obligations
The following table summarizes the Company’s contractual obligations as of September 30, 2006, including the maturities and scheduled principal repayments and the commitments due in connection with the Company’s ground leases and operating leases for the periods indicated (in thousands):

	Through
	Remainder
	of 2006	2007	2008	2009	2010	Thereafter	Total
Obligation:
Long-term debt principal payments and maturities (1)	$10,423	$52,457	$125,400	$16,438	$1,456	$46,596	$252,770
Standby letters of credit (2)	500	2,352	—	—	—	—	2,852
Interest payments (3)	3,619	12,671	7,519	3,639	3,032	7,685	38,165
Ground leases (4)	49	195	195	195	195	6,977	7,806
Operating leases (5)	88	334	400	406	350	384	1,962

Total	$14,679	$68,009	$133,514	$20,678	$5,033	$61,642	$303,555

(1)	Includes notes payable under the Company’s Credit Facility

(2)	As collateral for performance on a mortgage note payable, the Company is contingently liable under a standby letter of credit, which also reduces the availability under the Credit Facility

(3)	Assumes one-month LIBOR 5.32% and Prime Rate of 8.25%

(4)	Substantially all of the ground leases effectively limit our control over various aspects of the operation of the applicable property, restrict our ability to transfer the property and allow the lessor the right of first refusal to purchase the building and improvements. All of the ground leases provide for the property to revert to the lessor for no consideration upon the expiration or earlier termination of the ground lease.

(5)	Payments under operating lease agreements relate to various of our properties’ equipment and office space leases. The future minimum lease commitments under these leases are as indicated.
Off-Balance Sheet Arrangements
The Company guarantees debt in connection with certain of its development activities, including joint ventures. The Company has guaranteed, in the event of a default, the mortgage notes payable for one limited liability company. An initial liability of $0.1 million has been recorded for this guarantee using expected present value measurement techniques. The guarantee, with a principal balance of $9.1 million at September 30, 2006, will be released upon the full repayment of the mortgage note payable, which matures in December 2006. The mortgage is collateralized by property and the collateral will revert to the guarantor in the event the guarantee is performed.
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

Recent Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognizes the impact of a tax position in its financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, or SAB 108. SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company currently does not believe SAB 108 will have a material impact on its results from operations or financial position.
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
As of September 30, 2006, the Company had $252.8 million of consolidated debt outstanding (excluding any discounts or premiums related to assumed debt). Of the Company’s total consolidated debt, $122.7 million, or 48.5%, was variable rate debt that are not subject to variable to fixed rate interest rate swap agreements. Of the Company’s total indebtedness, $130.1 million, or 51.5%, was subject to fixed interest rates, including variable rate debt that is subject to variable to fixed rate swap agreements.
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
During the nine month period ended September 30, 2006, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
See the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for risk factors. There have been no significant changes to the Company’s risk factors during the three and nine months ended September 30, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On September 28, 2006, the Operating Partnership issued an aggregate of 289,197 OP units, having an aggregate value of $6.0 million. These OP units were issued in exchange for ownership interest in limited liability companies as part of private placement transactions under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and the rules and regulations promulgated thereunder. In light of the manner of sale and information obtained by the Operating Partnership from persons receiving OP units in connection with these transactions, the Opearting Partnership believes it may rely on this exemption. OP units are redeemable for the cash equivalent thereof at a time one year after the date of issuance, or, at the option of the Company and Operating Partnership, exchangeable into shares of common stock in the Company on a one-for-one basis. No underwriters were used in connection with such issuance.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
10.1	Amendment No. 1 to Credit Agreement and Waiver, dated August 23, 2006 by and among Cogdell Spencer LP, Cogdell Spencer Inc., each subsidiary of Cogdell Spencer LP to the guaranty, several lenders and Bank of America, N.A., as the administrative agent for the Lenders, Swing Line Lender and L/C Issuer.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGDELL SPENCER INC.
Registrant

Date: November 14, 2006	/s/ Frank C. Spencer

Frank C. Spencer
President and Chief Executive Officer

Date: November 14, 2006	/s/ Charles M. Handy

Charles M. Handy
Senior Vice President and Chief Financial Officer