Form 10-K
period 2006-12-31
Cogdell Spencer Inc.
filed 2007-03-15
CIK 1332896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐.

Indicate by check mark whether the registrant is a Shell Company (as defined in rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter. $138,009,425

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 7,999,574 shares of common stock, par value $0.01 per share, outstanding as of February 28, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2007 Annual Meeting, to be filed within 120 days after the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

COGDELL SPENCER INC.

Explanatory Note

Note that the financial statements covered in this report for the period from January 1, 2005 to October 31, 2005 and for the year ended December 31, 2004, contain the results of operations and financial condition of Cogdell Spencer Inc. Predecessor, which is not a legal entity, but represents a combination of certain real estate entities based on common management by Cogdell Spencer Advisors, Inc. In addition, the financial statements covered in this report contain the results of operations and financial condition of Cogdell Spencer Inc. for the year ended December 31, 2006 and for the period from November 1, 2005 to December 31, 2005. Due to the timing of the initial public offering and the formation transactions, Cogdell Spencer Inc. (“the Company”) does not believe that the results of operations set forth in 2005 and 2004 in this document are necessarily indicative of the Company’s future operating results as a publicly-held company.

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

The Company

Cogdell Spencer Inc. (the “Company”), incorporated in Maryland in 2005, is a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”) that invests in specialty office buildings for the medical profession, including medical offices, ambulatory surgery and diagnostic centers, in the United States of America. The Company focuses on the ownership, development, redevelopment, acquisition and management of strategically located medical office buildings and other healthcare related facilities. The Company has been built around understanding and addressing the specialized real estate needs of the healthcare industry. The Company’s management team has developed long-term and extensive relationships through developing and maintaining modern, customized medical office buildings and healthcare related facilities. The Company has been able to maintain occupancy above market levels and secure strategic hospital campus locations. The Company operates its business through Cogdell Spencer LP, its operating partnership subsidiary (the “Operating Partnership”), and its subsidiaries.

The Company derives a significant portion of its revenues from rents received from tenants under existing leases in medical office buildings and other healthcare related facilities. The Company’s portfolio is stable with an occupancy rate of 94.2% as of December 31, 2006, and favorable leases generally with consumer price index, or CPI, increases and cost pass throughs to the tenants. The Company derives a lesser portion of its revenues from fees that are paid for managing and developing medical office buildings and other healthcare related facilities for third parties. The Company’s management believes a strong internal property management capability is a vital component of the Company’s business, both for the properties the Company owns and for those that the Company manages. Strong internal property management allows the Company to control costs, increase tenant satisfaction, and reduce tenant turnover, which reduces capital costs.

The Company’s management team has developed long-term and extensive relationships through developing and maintaining modern, customized medical office buildings and healthcare related facilities. Approximately 79% of the net rentable square feet of the Company’s wholly-owned properties are situated on hospital campuses. As such, the Company believes that its assets occupy a premier franchise location in relation to local hospitals, providing its properties with a distinct competitive advantage over alternative medical office space in an area. The Company believes that its property locations and relationships with hospitals will allow the Company to capitalize on the increasing healthcare trend of outpatient procedures.

The Company’s growth strategy includes leveraging strategic relationships for new developments and off-market acquisitions. The Company will also continue to enter into development joint ventures with hospitals and physicians. The Company is active in seeking new client relationships in new markets. During 2006, the Company acquired properties totaling $100.4 million.

As of December 31, 2006, the Company’s portfolio consisted of 112 medical office buildings and healthcare related facilities, serving 27 hospital systems in ten states. The Company’s aggregate portfolio was comprised of:

•	50 wholly-owned properties;

•	four joint venture properties; and

•	58 properties owned by third parties.

At December 31, 2006, the Company’s aggregate portfolio contains approximately 5.3 million net rentable square feet, consisting of approximately 2.6 million net rentable square feet from wholly-owned properties, approximately 0.2 million net rentable square feet from joint venture properties, and approximately 2.5 million net rental square feet from properties owned by third parties and managed by the Company. As of December 31, 2006, the Company’s wholly-owned properties were approximately 94.2% occupied, with a weighted average remaining lease term of 3.8 years.

The Company’s Management Companies

The Company elected to be taxed as a REIT for federal income tax purposes. In order to qualify as a REIT, a specified percentage of the Company’s gross income must be derived from real property sources, which would generally exclude the Company’s income from providing development and management services to third parties. In order to avoid realizing such income in a manner that would adversely affect the Company’s ability to qualify as a REIT, some services are provided through the Company’s management company, Cogdell Spencer Advisors, LLC (“CSA, LLC”), electing, together with the Company, to be treated as a “taxable REIT subsidiary” or “TRS.” CSA, LLC is wholly-owned and controlled by the Operating Partnership.

During 2006, the Company acquired Consera Healthcare Real Estate, LLC (“Consera”). Consera provides property management services to third parties and Consera, together with the Company, has elected Consera to be treated as a TRS.

Management

The Company’s senior management team has an average of more than 11 years of healthcare real estate experience and has been involved in the development, redevelopment and acquisition of a broad array of medical office space. The Company’s Chairman and founder, James W. Cogdell, has been in the healthcare real estate business for more than 34 years, and Frank C. Spencer, Chief Executive Officer, President and a member of the Board of Directors (the “Board of Directors”), has more than 11 years of experience in the industry. Three members of the senior management team have entered into employment agreements with the Company. At December 31, 2006, the Company’s senior management team owned approximately 23.3% of the Operating Partnership units and Company common stock on a fully diluted basis.

Business and Growth Strategies

The Company’s primary business objective is to develop and maintain client relationships in order to maximize cash flow available for distribution to the Company’s stockholders.

Operating Strategy

The Company’s operating strategy consists of the following principal elements:

•	Strong Relationships with Physicians and Hospitals.

Healthcare is fundamentally a local business. The Company believes it has developed a reputation based on trust and reliability among physicians and hospitals and believes that these relationships position the Company to secure new development projects and new property acquisition opportunities with both new and existing parties. Many of the Company’s healthcare system clients have collaborated with the Company on multiple projects, including the Company’s five largest healthcare system clients, with whom the Company has an average relationship lasting more than 23 years. The Company’s strategy is to continue to grow its portfolio by leveraging these relationships to acquire existing properties and to selectively develop new medical office buildings and healthcare related facilities in communities in need of additional facilities to support the delivery of medical services. The Company believes that physicians particularly value renting space from a trusted and reliable property owner that consistently delivers an office environment that meets their specialized needs.

•	Active Management of the Company’s Properties.

The Company has developed a comprehensive approach to property and operational management to maximize the operating performance of its medical office buildings and healthcare related facilities, leading to high levels of tenant satisfaction. This fully-integrated property and operating management allows the Company to provide high quality seamless services to its tenants on a cost-effective basis. The Company believes that its operating efficiencies, which consistently exceed industry standards, will allow the Company to control costs for its tenants. The Company intends to maximize the Company’s stockholders’ return on their investment and to achieve long-term functionality and appreciation in its medical office buildings and healthcare related facilities through continuing its practice of active management of its properties. The Company manages its properties with a view toward creating an environment that supports successful medical practices. The properties are clean and kept in a condition that is conducive to the delivery of top-quality medical care to patients. The Company understands that in order to maximize the value of its investments, its tenants must prosper as well. Therefore, the Company is committed to maintaining its properties at the highest possible level.

•	Key On-Campus Locations.

At December 31, 2006, approximately 79% of the net rentable square feet of the wholly-owned properties are situated on hospital campuses. On-campus properties provide the Company’s physician-lessees and their patients with a convenient location so that they can move between medical offices and hospitals with ease, which drives revenues for the Company’s physician-lessees. Many of these properties occupy a premier franchise location in relation to the local hospital, providing the Company’s properties with a distinct competitive advantage over alternative medical office space in the area. The Company has found that the factors most important to physician-lessees when choosing a medical office building or healthcare related facility in which to locate their offices are convenience to a hospital campus, clean and attractive common areas, state-of-the-art amenities and tenant improvements tailored to each practice.

•	Loyal and Diverse Tenant Base.

The Company’s focus on maintaining the Company’s physician-lessees’ loyalty is a key component of the Company’s marketing and operating strategy. A focus on physician-lessee loyalty and the involvement of the physician-tenants and hospitals as investors in the Company’s properties results in one of the more stable and diversified tenant bases of any medical office company in the United States. As of December 31, 2006, the Company’s properties had an average occupancy rate of approximately 94.2%. The Company’s tenants are diversified by type of medical practice, medical specialty and sub-specialty. As of December 31, 2006, no single tenant accounted for more than 7.0% of the annualized base rental revenue at the wholly-owned properties. None of the tenants are in default.

•	Unique Focus.

The Company focuses exclusively on the ownership, development, redevelopment, acquisition and management of medical office buildings and healthcare related facilities in the United States. The focus on medical office buildings and healthcare related facilities allows the Company to own, develop, redevelop, manage and acquire medical office buildings and healthcare related facilities more effectively and profitably than its competition. Unlike many other public companies that simply engage in sale/leaseback arrangements in the healthcare real estate sector, the Company operates its properties. The Company believes that this focus may position the Company to achieve additional cash flow growth.

Acquisition and Development Strategy

The Company’s acquisition and development strategy consists of the following principal elements:

•	Development Expertise.

The Company’s development activities are focused on the design, construction and financing of medical office buildings and healthcare related facilities. The Company and Cogdell Spencer Inc. Predecessor (the “Predecessor”) has completed the development of more than 70 medical office properties, many of which represent repeat business with its clients. The Company has built strong relationships with leading for-profit and non-profit medical institutions who look to it to provide real estate solutions that will support the growth of a medical community built around their hospitals and regional medical centers. The Company focuses exclusively on medical office buildings and healthcare related facilities and believes that its understanding of real estate and healthcare gives it a competitive advantage over less specialized developers. Further, the Company’s regional focus has provided extensive local industry knowledge and insight. The Company believes the network of relationships that have been developed in both the real estate and healthcare industries over the past 34 years provides access to a large volume of potential development and acquisition opportunities.

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

The Company intends to build upon its key strategic relationships with physicians, hospitals, not-for-profit agencies and religious entities that sponsor healthcare services to further enhance the Company’s franchise. Historically, the Predecessor financed real property acquisitions through joint ventures in which the physician-lessees, and in some cases local hospitals or regional medical centers, provided the equity capital. The Company expects to continue entering into joint ventures with individual physicians, physician groups and hospitals. These joint ventures have been, and the Company believes will continue to be, a source of development and acquisition opportunities. Of the 54 healthcare properties the management team developed or acquired over the past 11 years, 36 of them represent repeat transactions with an existing client institution. The Company anticipates that it will also continue to offer potential physician-lessees the opportunity to invest in the Company in order that they may continue to feel a strong sense of attachment to the property in which they practice. The Company intends to continue to work closely with its tenants in order to cultivate long-term working relationships and to maximize new business opportunities. From time to time, the Company may make investments or agree to terms that support the objectives of clients without necessarily maximizing the Company’s short-term financial return. The Company believes that this philosophy allows the Company to build long-term relationships and obtain franchise locations otherwise unavailable to the Company’s competition.

•	Investment Criteria and Funding.

The Company intends to expand in its existing markets and enter into markets that research indicates will meet its investment strategy in the future. The Company generally will seek to select clients and assets in locations that the Company believes will complement its existing portfolio. The Company may also selectively pursue portfolio opportunities outside of its existing markets that will not only add incremental value, but will also add diversification and economies of scale to the existing portfolio.

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

On November 1, 2005, the Company, as guarantor, and the Operating Partnership entered into a $100.0 million unsecured revolving credit facility (the “Credit Facility”). In August 2006, the Credit Facility’s borrowing capability increased from $100.0 million to $130.0 million. As of December 31, 2006, the Credit Facility had approximately $50.1 million of available borrowings, which the Company can use to finance development and acquisition opportunities. The Company plans to finance future acquisitions through a combination of borrowings under the Credit Facility, traditional secured mortgage financing, and equity offerings.

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

As the Company’s properties and entities are not healthcare providers, the healthcare regulatory restrictions that apply to physician investment in healthcare providers are not applicable to the ownership interests held by physicians in the Company’s properties. For example, the Stark II law, which prohibits physicians from referring patients to any entity if they have a financial relationship with or ownership interest in the entity and the entity provides certain designated health services, does not apply to physician ownership in the Company’s entities because these entities do not own or operate hospitals, nor do they provide any designated health services. In addition, the Federal Anti-Kickback Statute, which generally prohibits payment or solicitation of remuneration in exchange for referrals for items and services covered by federal health care programs to persons in a position to refer such business, also does not apply to ownership in the existing properties as these entities do not provide or bill for medical services of any kind. Similar state laws that prohibit physician self referrals or kickbacks also do not apply for the same reasons. Notwithstanding the foregoing, the Company cannot assure you that regulatory authorities will agree with the Company’s interpretation of these laws.

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

Insurance

The Company believes that its properties are covered by adequate fire, flood, earthquake, wind (as deemed necessary or as required by the Company’s lenders) and property insurance, as well as commercial liability insurance, provided by reputable companies and with commercially reasonable deductibles and limits. Furthermore, the Company believes that its businesses and assets are likewise adequately insured against casualty loss and third party liabilities. The Company engages a risk management consultant. Changes in the insurance market since September 11, 2001 have caused increases in insurance costs and deductibles, and have led to more active management of the insurance component of the Company’s budget for each project; however, most of the Company’s leases provide that insurance premiums are considered part of the operating expenses of the respective property, and the tenants are therefore responsible for any increases in the Company’s premiums.

Competition

The Company competes in developing and acquiring medical office buildings and healthcare related facilities with financial institutions, institutional pension funds, real estate developers, other REITs, other public and private real estate companies and private real estate investors.

Depending on the characteristics of a specific market, the Company may also face competition in leasing available medical office buildings and healthcare related facilities to prospective tenants. However, the Company believes that it brings a depth of knowledge and experience in working with physicians, hospitals, not-for-profit agencies and religious entities that sponsor healthcare services that makes the Company an attractive real estate partner for both development projects and acquisitions.

Employees

As of December 31, 2006, the Company has 118 employees. The Company’s employees perform various property management, maintenance, acquisition, renovation and management functions. The Company believes that the Company’s relationships with the Company’s employees are good. None of the Company’s employees are represented by a union.

Offices

The Company’s corporate headquarters are located at 4401 Barclay Downs Drive, Suite 300, Charlotte, North Carolina 28209-4670. The Company has 29 offices located in California, Florida, Georgia, Indiana, Kentucky, Louisiana, Mississippi, North Carolina, Pennsylvania, South Carolina, and Virginia. The Company

believes that its current offices are adequate for its present and future operations, although it may add regional offices depending on the volume and nature of future acquisition and development projects.

Available Information

The Company files its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports with the Securities and Exchange Commission (the “SEC”). You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s Web site at www.sec.gov. The Company’s Web site is www.cogdellspencer.com. Its reports on Forms 10-K, 10-Q, and 8-K, and all amendments to those reports are posted on the Company’s Web site as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. The contents of the Company’s Web site are not incorporated by reference.

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

As of December 31, 2006, the Company’s five largest tenants represented $12.6 million, or 23.2%, of the annualized rent generated by the Company’s properties. The Company’s five largest tenants based on annualized rents are Palmetto Health Alliance, NorthEast Medical Center, University Hospital (Augusta, GA), Carolinas HealthCare System, and Gaston Memorial Hospital. The Company’s tenants may experience a downturn in their businesses, which may weaken their financial condition and result in their failure to make timely rental payments or their default under their leases. In the event of any tenant default, the Company may experience delays in enforcing the Company’s rights as landlord and may incur substantial costs in protecting the Company’s investment.

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

Adverse economic or other conditions in the markets in which the Company does business could negatively affect the Company’s occupancy levels and rental rates and therefore the Company’s operating results.

The Company’s operating results are dependent upon its ability to maximize occupancy levels and rental rates in the Company’s portfolio. Adverse economic or other conditions in the markets in which the Company operates may lower the Company’s occupancy levels and limit the Company’s ability to increase rents or require the Company to offer rental discounts. The following factors are primary among those which may adversely affect the operating performance of the Company’s properties:

•	the national economic climate in which the Company operates, which may be adversely impacted by, among other factors, industry slowdowns, relocation of businesses and changing demographics;

•	periods of economic slowdown or recession, rising interest rates or declining demand for medical office buildings and healthcare related facilities, or the public perception that any of these events may occur, could result in a general decline in rental rates or an increase in tenant defaults;

•	local or regional real estate market conditions such as the oversupply of medical office buildings and healthcare related facilities or a reduction in demand for medical office buildings and healthcare related facilities in a particular area;

•	negative perceptions by prospective tenants of the safety, convenience and attractiveness of the Company’s properties and the neighborhoods in which they are located;

•	earthquakes and other natural disasters, terrorist acts, civil disturbances or acts of war which may result in uninsured or underinsured losses; and changes in the tax, real estate and zoning laws.

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

All of the Company’s wholly-owned properties are located in California, Georgia, Indiana, Kentucky, Louisiana, North Carolina, South Carolina, and Virginia, and changes in these markets may materially adversely affect the Company.

The Company’s wholly-owned properties located in California, Georgia, Indiana, Kentucky, Louisiana, North Carolina, South Carolina, and Virginia provide approximately 5.4%, 10.0%, 6.7%, 3.4%, 6.0%, 30.1%, 35.6%, and 2.8%, respectively, of the Company’s total annualized rent as of December 31, 2006. As a result of the geographic concentration of properties in these markets, the Company is particularly exposed to downturns in these local economies or other changes in local real estate market conditions. In the event of negative economic changes in these markets, the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock may be materially and adversely affected.

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

Virtually all of the Company’s leases are on a multiple year basis. As of December 31, 2006, leases representing 17.5% of the Company’s net rentable square feet will expire in 2007, 13.8% in 2008 and 14.3% in 2009. These expirations would account for 17.8%, 12.8% and 15.0% of the Company’s annualized rent, respectively. Approximately 74% of the square feet of the Company’s properties and 60% of the number of the Company’s properties are subject to certain restrictions. These restrictions include limits on the Company’s ability to re-let these properties to tenants not affiliated with the healthcare system that own the underlying property, rights of first offer on sales of the property and limits on the types of medical procedures that may be performed. In addition, lower than expected rental rates upon re-letting could impede the Company’s growth. The Company cannot assure you that it will be able to re-let space on terms that are favorable to the Company or at all. Further, the Company may be required to make significant capital expenditures to renovate or reconfigure space to attract new tenants. If it is unable to promptly re-let its properties, if the rates upon such re-letting are significantly lower than expected or if the Company is required to undertake significant capital expenditures in connection with re-letting units, the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock may be materially and adversely affected.

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

A key component of the Company’s growth strategy is exploring new-asset development and redevelopment opportunities through strategic joint ventures. To the extent that the Company engages in these development and redevelopment activities, they will be subject to the following risks normally associated with these projects:

•	the Company may be unable to obtain financing for these projects on favorable terms or at all;

•	the Company may not complete development projects on schedule or within budgeted amounts;

•	the Company may encounter delays or refusals in obtaining all necessary zoning, land use, building, occupancy and other required governmental permits and authorizations;

•	occupancy rates and rents at newly developed or redeveloped properties may fluctuate depending on a number of factors, including market and economic conditions, and may result in the Company’s investment not being profitable; and start-up costs may be higher than anticipated.

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

22 of the Company’s wholly-owned properties are subject to ground leases that expose the Company to the loss of such properties upon breach or termination of the ground leases.

The Company has 22 wholly-owned properties that are subject to leasehold interests in the land underlying the buildings and the Company may acquire additional buildings in the future that are subject to similar ground leases. These 22 wholly-owned properties represent 57% of the Company’s total net rentable square feet. As lessee under a ground lease, the Company is exposed to the possibility of losing the property upon termination, or an earlier breach by the Company, of the ground lease, which may have a material adverse effect on the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock.

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

The healthcare industry is currently experiencing:

•	changes in the demand for and methods of delivering healthcare services;

•	changes in third party reimbursement policies;

•	substantial competition for patients among healthcare providers;

•	continued pressure by private and governmental payors to reduce payments to providers of services; and increased scrutiny of billing, referral and other practices by U.S. federal and state authorities.

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

At December 31, 2006, the Company has approximately $261.5 million of outstanding indebtedness, $184.0 million of which is secured. Approximately $62.0 million and $105.0 million of the Company’s outstanding indebtedness will mature in 2007 and 2008, respectively. The Company expects to incur additional debt in connection with future acquisitions. The Company may borrow under its Credit Facility, or borrow new funds to acquire these future properties. Additionally, the Company does not anticipate that the Company’s internally generated cash flow will be adequate to repay the Company’s existing indebtedness upon maturity and, therefore, the Company expects to repay the Company’s indebtedness through refinancings and future offerings of equity and/or debt.

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

The Company’s ability to pay distributions is dependent on a number of factors and is not assured.

The Company’s ability to make distributions depends upon a variety of factors, including efficient management of the Company’s properties and the successful implementation by the Company of a variety of the Company’s growth initiatives, and may be adversely affected by the risks described elsewhere in this Annual Report of Form 10-K. All distributions will be made at the discretion of the Board of Directors and depend on the Company earnings, the Company’s financial condition, the REIT distribution requirements and other factors that the Board of Directors may consider from time to time. The Company cannot assure you that the level of the Company’s distributions will increase over time or that the Company will be able to maintain the Company’s future distributions at levels that equal or exceed the Company’s historical distributions. The Company may be required to fund future distributions either from borrowings under the Company’s Credit Facility, with the proceeds from equity offerings, which could be dilutive, or from property sales, which could be at a loss, or reduce such distributions.

The Company could become highly leveraged in the future because the Company’s organizational documents contain no limitations on the amount of debt the Company may incur.

The Company’s organizational documents contain no limitations on the amount of indebtedness that the Company or the Operating Partnership may incur. The Company could alter the balance between the Company’s total outstanding indebtedness and the value of the Company’s wholly-owned properties at any time. If the Company becomes more highly leveraged, the resulting increase in debt service could adversely affect the Company’s ability to make payments on the Company’s outstanding indebtedness and to pay the Company’s anticipated distributions and/or the distributions required to qualify as a REIT, and may materially and adversely affect the Company’s business, financial condition, results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock.

Increases in interest rates may increase the Company’s interest expense and adversely affect the Company’s cash flow and the Company’s ability to service the Company’s indebtedness and make distributions to the Company’s stockholders.

As of December 31, 2006, the Company has approximately $261.5 million of outstanding indebtedness, of which approximately $115.4 million, or 44.1%, is subject to variable interest rates (excluding debt subject to variable to fixed interest rate swap agreements). This variable rate debt had a weighted average interest rate of approximately 6.68% per year as of December 31, 2006. Increases in interest rates on this variable rate debt would increase the Company’s interest expense, which could adversely affect the Company’s cash flow and the Company’s ability to pay distributions. For example, if market rates of interest on this variable rate debt increased by 100 basis points, the increase in interest expense would decrease future earnings and cash flows by approximately $1.2 million annually.

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

The Credit Facility contains customary terms and conditions for credit facilities of this type, including: (1) limitations on the Company’s ability to (A) incur additional indebtedness, (B) make distributions to the Company’s stockholders, subject to complying with REIT requirements, and (C) make certain investments; (2) maintenance of a pool of unencumbered assets subject to certain minimum valuations thereof; and (3) requirements for the Company to maintain certain financial coverage ratios. These customary financial coverage ratios and other conditions include a maximum leverage ratio (65%, with flexibility for one two quarter increase to not more than 75%), minimum fixed charge coverage ratio (150%), maximum combined secured indebtedness (50%), maximum recourse indebtedness (15%), maximum unsecured indebtedness (60%, with flexibility for one two quarter increase to not more than 75%), minimum unencumbered interest coverage ratio (175%, with the flexibility for one two quarter decrease to 150%) and minimum combined tangible net worth ($30 million plus 85% of net proceeds of equity issuances by the Company and its subsidiaries after November 1, 2005). Failure to meet the Company’s financial covenants could result from, among other things, changes in the Company’s results of operations, the incurrence of debt or changes in general economic conditions. Advances under the Company’s Credit Facility may be subject to borrowing base requirements on the Company’s unencumbered medical office buildings or healthcare related facilities. These covenants may restrict the Company’s ability to engage in transactions that the Company believes would otherwise be in the best interests of the Company’s stockholders. Failure to comply with any of the covenants in the Company’s Credit Facility could result in a default under one or more of the Company’s debt instruments. This could cause one or more of the Company’s lenders to accelerate the timing of payments and may have a material adverse effect on the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock.

Risks Related to the Company’s Organization and Structure

The Company’s management has limited experience operating a REIT or a public Company and therefore may have difficulty in successfully and profitably operating the Company’s business, or complying with regulatory requirements, including the Sarbanes-Oxley Act of 2002.

Prior to November 1, 2005, the Company’s management had limited experience operating a REIT or a public company, or complying with regulatory requirements, including the Sarbanes-Oxley Act of 2002. As a result, the Company cannot assure you that it will be able to successfully operate as a REIT, execute the Company’s business strategies as a public Company, or comply with regulatory requirements applicable to public companies, and you should be especially cautious in drawing conclusions about the ability of the Company’s management team to execute the Company’s business plan.

The Company’s two largest stockholders, Mr. Cogdell, the Company’s Chairman, and Mr. Spencer, the Company’s Chief Executive Officer, President and a member of the Board of Directors, and their respective affiliates owned 17.8% and 3.8%, respectively, as of December 31, 2006 of the Company’s outstanding common stock and units of limited partnership interest in the Operating Partnership (“OP units”) on a fully-diluted basis and therefore have the ability to exercise significant influence over the Company and any matter presented to the Company’s stockholders.

The Company’s two largest stockholders, Mr. Cogdell, the Company’s Chairman, and Mr. Spencer, the Company’s Chief Executive Officer, President and a member of the Board of Directors, and their respective affiliates owned approximately 17.8%, and 3.8%, respectively, as of December 31, 2006 of the Company’s outstanding common stock and OP units on a fully-diluted basis. Consequently, those stockholders, individually or, to the extent their interests are aligned, collectively, may be able to influence the outcome of matters submitted for stockholder action, including the election of the Board of Directors and approval of significant corporate transactions, including business combinations, consolidations and mergers and the determination of the Company’s day-to-day corporate and management policies. Therefore, these stockholders have substantial influence over the Company and could exercise their influence in a manner that is not in the best interests of the Company’s other stockholders.

The Company’s business could be harmed if key personnel terminate their employment with the Company.

The Company’s success depends, to a significant extent, on the continued services of Mr. Cogdell, the Company’s Chairman, Mr. Spencer, the Company’s Chief Executive Officer, President and a member of the Board of Directors, and the other members of the Company’s senior management team. The Company’s senior management team has an average of 11 years of experience in the healthcare real estate industry. In addition, the Company’s ability to continue to acquire and develop properties depends on the significant relationships the Company’s senior management team has developed. There is no guarantee that any of them will remain employed by the Company. The Company does not maintain key person life insurance on any of the Company’s officers. The loss of services of one or more members of the Company’s senior management team could harm the Company’s business and the Company’s prospects.

Tax indemnification obligations could limit the Company’s operating flexibility by limiting the Company’s ability to sell specified properties.

In connection with the formation transactions and certain other property acquisitions, the Company entered into a tax protection agreement with the former owners of each contributed medical office building or healthcare related facility who received OP units.

Pursuant to these agreements, the Company will not sell, transfer or otherwise dispose of any of the medical office buildings or healthcare related facilities (each a “protected asset”) or any interest in a protected asset prior to the eighth anniversary of the closing of the offering unless:

1. a majority-in-interest of the holders of interests in the existing entities (or their successors, which may include the Company to the extent any OP units have been redeemed or exchanged) with respect to such protected asset consent to the sale, transfer or other disposition; provided, however, with respect to three of the existing entities, Cabarrus POB, LLC, Medical Investors I, LLC and Medical Investors III, LLC, the required consent shall be a majority-in-interest of the beneficial owners of interests in the existing entities other than Messrs. Cogdell and Spencer and their affiliates; or

2. the Operating Partnership delivers to each such holder of interests, a cash payment intended to approximate the holder’s tax liability related to the recognition of such holder’s built-in gain resulting from the sale of such protected asset; or

3. the sale, transfer or other disposition would not result in the recognition of any built-in gain by any such holder of interests.

Protected assets represent approximately 79% of the Company’s total net rentable square feet. If the Company were to sell all of these protected assets and the Company undertook such sale without obtaining the requisite consent of the contributing holders, then the Company would be required to make material payments to these holders. The prospect of making payments under the tax protection agreements could impede the Company’s ability to respond to changing economic, financial and investment conditions. For example, it may not be economical for the Company to raise cash quickly through a sale of one or more of the Company’s protected assets or dispose of a poorly performing protected asset until the expiration of the eight-year protection period.

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

Mr. Cogdell, the Company’s Chairman, Mr. Spencer, the Company’s Chief Executive Officer, President and a member of the Board of Directors, Charles M. Handy, the Company’s Chief Financial Officer, Senior Vice President and Secretary, and other members of the Company’s management team, have direct or indirect ownership interests in certain properties contributed to the Operating Partnership in the Formation Transactions. The Company, under the agreements relating to the contribution of such interests, is entitled to indemnification and damages in the event of breaches of representations or warranties made by the contributors. The Company may choose not to enforce, or to enforce less vigorously, the Company’s rights under these agreements because of the Company’s desire to maintain the Company’s ongoing relationships with the individual’s party to these agreements. In addition, the Company is party to employment agreements with Messrs. Cogdell, Spencer and Handy, which provide for additional severance following termination of employment if the Company elects to subject the executive officer to certain non-competition, confidentiality and non-solicitation provisions. Although their employment agreements require that they devote substantially all of their full business time and attention to the Company, if the executive officer forgoes the additional severance, he will not be subject to such non-competition provisions, which would allow him to compete with the Company. None of these agreements were negotiated on an arm’s-length basis.

Conflicts of interest could arise as a result of the Company UPREIT structure.

Conflicts of interest could arise in the future as a result of the relationships between the Company and the Company’s affiliates, on the one hand, and the Operating Partnership or any partner thereof, on the other. The Company’s directors and officers have duties to the Company under applicable Maryland law in connection with their management of the Company. At the same time, the Company, through the Company’s wholly-owned subsidiary, has fiduciary duties, as a general partner, to the Operating Partnership and to the limited partners under Delaware law in connection with the management of the Operating Partnership. The Company’s duties, through the Company’s wholly-owned subsidiary, as a general partner to the Operating Partnership and its partners may come into conflict with the duties of the Company’s directors and officers. The partnership agreement of the Operating Partnership does not require the Company to resolve such conflicts in favor of either the Company’s stockholders or the limited partners in the Operating Partnership.

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

Additionally, the partnership agreement expressly limits the Company’s liability by providing that neither the Company, nor the Company’s wholly-owned Maryland business trust subsidiary, as the general partner of the Operating Partnership, nor any of the Company or its trustees, directors or officers, will be liable or accountable in damages to the Operating Partnership, the limited partners or assignees for errors in judgment, mistakes of fact or law or for any act or omission if the general partner or such trustee, director or officer, acted in good faith. In addition, the Operating Partnership is required to indemnify the Company, the Company’s affiliates and each of the Company’s respective trustees, officers, directors, employees and agents to the fullest extent permitted by applicable law against any and all losses, claims, damages, liabilities (whether joint or several), expenses (including, without limitation, attorneys’ fees and other legal fees and expenses), judgments, fines, settlements and other amounts arising from any and all claims, demands, actions, suits or proceedings, civil, criminal, administrative or investigative, that relate to the operations of the Operating Partnership, provided that the Operating Partnership will not indemnify any such person for (1) willful misconduct or a knowing violation of the law, (2) any transaction for which such person received an improper personal benefit in violation or breach of any provision of the partnership agreement, or (3) in the case of a criminal proceeding, the person had reasonable cause to believe the act or omission was unlawful.

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

The Company’s charter, subject to certain exceptions, authorizes the Company’s directors to take such actions as are necessary and desirable to preserve the Company’s qualification as a REIT and to limit any person to actual or constructive ownership of 7.75% (by value or by number of shares, whichever is more restrictive) of the Company’s outstanding common stock or 7.75% (by value or by number of shares, whichever is more restrictive) of the Company’s outstanding capital stock. The Board of Directors, in its sole discretion, may exempt additional persons from the ownership limit. However, the Board of Directors may not grant an exemption from the ownership limit to any proposed transferee whose ownership could jeopardize the Company’s qualification as a REIT. These restrictions on ownership will not apply if the Board of Directors determines that it is no longer in the Company’s best interests to attempt to qualify, or to continue to qualify, as a REIT. The ownership limit may delay or impede a transaction or a change of control that might involve a premium price for the Company’s common stock or otherwise be in the best interests of the Company’s stockholders. Different ownership limits apply to Mr. Cogdell, certain of his affiliates, family members and estates and trusts formed for the benefit of the foregoing, and Mr. Spencer, certain of his affiliates, family members and estates and trusts formed for the benefit of the foregoing.

These ownership limits, which the Board of Directors has determined will not jeopardize the Company REIT qualification, allow Mr. Cogdell, certain of his affiliates, family members and estates and trusts formed for the benefit of the foregoing, as an excepted holder, to hold up to 18.0% (by value or by number of shares, whichever is more restrictive) of the Company’s common stock or up to 18.0% (by value or by number of shares, whichever is more restrictive) of the Company’s outstanding capital stock.

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

These provisions of the MGCL relating to business combinations do not apply, however, to business combinations that are approved or exempted by a board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, the Board of Directors has by resolution exempted Mr. Cogdell, his affiliates and associates and all persons acting in concert with the foregoing, and Mr. Spencer, his affiliates and associates and all persons acting in concert with the foregoing, from these provisions of the MGCL and, consequently, the five-year prohibition and the supermajority vote requirements will not apply to business combinations between the Company and these persons. As a result, these persons may be able to enter into business combinations with the Company that may not be in the best interests of the Company’s stockholders without compliance by the Company with the supermajority vote requirements and the other provisions of the statute. In addition, the Company’s by-laws contain a provision exempting from the provisions of the MGCL relating to control share acquisitions any and all acquisitions by any person of the Company’s common stock. There can be no assurance that such provision will not be amended or eliminated at any time in the future.

Additionally, Title 3, Subtitle 8 of the MGCL permits the Board of Directors, without stockholder approval and regardless of what is currently provided in the Company’s charter or bylaws, to take certain actions that may have the effect of delaying, deferring or preventing a transaction or a change in control of the Company that might involve a premium to the market price of the Company’s common stock or otherwise be in the Company’s stockholders’ best interests.

The Board of Directors has the power to cause the Company to issue additional shares of the Company’s stock and the general partner has the power to issue additional OP units without stockholder approval.

The Company’s charter authorizes the Board of Directors to cause the Company to issue additional authorized but unissued shares of common stock, or preferred stock and to amend the Company’s charter to increase the aggregate number of authorized shares or the authorized number of shares of any class or series without stockholder approval. The general partner will be given the authority to issue additional OP units. In addition, the Board of Directors may classify or reclassify any unissued shares of common stock or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. The Board of Directors could cause the Company to issue additional shares of the Company’s common stock or establish a series of preferred stock that could have the effect of delaying, deferring or preventing a change in control or other transaction that might involve a premium price for the Company’s common stock or otherwise be in the best interests of the Company’s stockholders.

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

The Board of Directors will adopt policies with respect to certain activities, such as investments, dispositions, financing, lending, the Company’s equity capital, conflicts of interest and reporting. These policies may be amended or revised from time to time at the discretion of the Board of Directors without a vote of the Company’s stockholders. This means that the Company’s stockholders will have limited control over changes in the Company’s policies. Such changes in the Company’s policies intended to improve, expand or diversify the Company’s business may not have the anticipated effects and consequently may have a material adverse effect on the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock.

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

In addition, if the Company loses its qualification as a REIT, the Company will not be required to make distributions to stockholders, and all distributions to the Company’s stockholders will be subject to tax as regular corporate dividends to the extent of the Company’s current and accumulated earnings and profits. This means that the Company’s U.S. individual stockholders would be taxed on the Company’s dividends at a maximum U.S. federal income tax rate of 15% (through 2010), and the Company’s corporate stockholders generally would be entitled to the dividends received deduction with respect to such dividends, subject, in each case, to applicable limitations under the Code.

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

The maximum tax rate for dividends payable by domestic corporations to individual U.S. stockholders (as such term is defined under “U.S. Federal Income Tax Considerations” below), is 15% (through 2010). Dividends payable by REITs, however, are generally not eligible for the reduced rates. The more favorable rates applicable to regular corporate dividends could cause stockholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including the Company’s common stock.

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

The Company will pay some taxes.

Even if the Company qualifies as a REIT for U.S. federal income tax purposes, the Company will be required to pay some U.S. federal, state and local taxes on the Company’s income and property. In addition, the Company’s taxable REIT subsidiaries, CSA, LLC and Consera Healthcare Real Estate LLC, (the “TRSs”) are fully taxable corporations that will be subject to taxes on their income, including their management fee income, and that may be limited in their ability to deduct interest payments made to the Company or the Operating Partnership. The Company also will be subject to a 100% penalty tax on certain amounts if the economic arrangements among the Company’s tenants, the Company’s TRSs and the Company are not comparable to similar arrangements among unrelated parties or if the Company receives payments for inventory or property held for sale to customers in the ordinary course of business. To the extent that the Company or the Company’s taxable REIT subsidiaries are required to pay U.S. federal, state or local taxes, the Company will have less cash available for distribution to the Company’s stockholders.

The ability of the Board of Directors to revoke the Company REIT election without stockholder approval may cause adverse consequences to the Company’s stockholders.

The Company’s charter provides that the Board of Directors may revoke or otherwise terminate the Company REIT election, without the approval of the Company’s stockholders, if it determines that it is no longer in the Company’s best interests to continue to qualify as a REIT. If the Company ceases to qualify as a REIT, the Company would become subject to U.S. federal income tax on the Company’s taxable income and the Company would no longer be required to distribute most of the Company’s taxable income to the Company’s stockholders, which may have adverse consequences on the total return to the Company’s stockholders.

Item 1B.  Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2006, the Company owns and/or manages 112 medical office buildings and healthcare related facilities, 50 of which are wholly-owned, four of which are jointly owned with unaffiliated third parties and managed through a TRS, 58 of which are managed for third parties through a TRS. Medical office buildings typically contain suites for physicians and physician practice groups and also may include facilities that provide hospitals with ancillary and outpatient services, such as ambulatory surgery centers, imaging and diagnostic centers (offering diagnostic services not typically provided in physician offices or clinics), rehabilitation centers, kidney dialysis centers and cancer treatment centers. The Company’s aggregate portfolio contains an aggregate of approximately 5.4 million net rentable square feet of as of December 31, 2006. As of December 31, 2006, the

Company’s wholly-owned properties were approximately 94.2% occupied, with a weighted average remaining lease term of approximately 5.49 years, and accounted for 94.1% of total revenues for the year ended December 31, 2006 and 94.3% of total revenues for the year ended December 31, 2005.

At December 31, 2006, 79% of the Company’s wholly-owned properties are located on hospital campuses and 6% are located off-campus but in which a hospital is the sole or anchor tenant.

The following table contains additional information about the Company’s wholly-owned properties as of December 31, 2006.

						Annualized
			Net			Rent per
			Rentable			Leased	Associated
		Year	Square	Occupancy	Annualized	Square	Health Care
Wholly-Owned Property	City	Built(1)	Feet(2)	Rate	Rent(3)	Foot(4)(5)	System

California:
Verdugo Professional Building I(6)	Glendale	1974	63,887	88.4%	$1,717,659	$30.41	Verdugo Hills Hospital
Verdugo Professional Building II(6)	Glendale	1984	42,906	88.2	1,240,676	32.78	Verdugo Hills Hospital

Total California			106,793	88.3	2,958,335	31.36
Georgia:
Augusta POB I(6)(7)	Augusta	1978	99,494	99.5	1,202,288	12.14	University Health Services
Augusta POB II(6)(7)	Augusta	1987	125,634	93.2	2,603,054	22.23	University Health Services
Augusta POB III(6)(7)	Augusta	1994	47,034	90.0	761,623	17.99	University Health Services
Augusta POB IV(6)(7)	Augusta	1995	55,134	85.2	887,602	18.90	University Health Services

Total Georgia			327,296	93.3	5,454,567	17.86
Indiana:
Methodist Professional Center One(6)(8)(16)	Indianapolis	1984	174,114	95.4	3,658,887	22.02	Methodist Hospital
Kentucky:
Our Lady of Bellefonte(6)(8)(9)	Ashland	1997	46,907	100.0	1,108,305	23.63	Our Lady of Bellefonte Hospital
Adjacent Parking Deck		1997			771,593

Total Kentucky			46,907	100.0	1,879,898	23.63(10)
Louisiana:
East Jefferson Medical Office Building(6)(8)(9)	Metairie	1985	119,921	100.0	2,338,867	19.50	East Jefferson General Hospital
East Jefferson Medical Specialty Building(6)(8)(9)(11)	Metairie	1985	10,809	100.0	966,359	89.40	East Jefferson General Hospital

Total Louisiana			130,730	100.0	3,305,226	25.28
North Carolina:
Barclay Downs	Charlotte	1987	38,395	100.0	785,462	20.46	—
Birkdale Medical Village(9)(12)	Huntersville	1997	64,669	100.0	1,350,759	20.89	NorthEast Medical Center
Birkdale Retail(9)	Huntersville	2001	8,269	100.0	205,860	24.90	—
Cabarrus POB(6)(8)(9)	Concord	1997	84,972	96.6	1,697,889	20.69	NorthEast Medical Center
Copperfield Medical Mall(12)	Concord	1989	26,000	100.0	569,920	21.92	NorthEast Medical Center
Copperfield MOB(6)(8)(9)	Concord	2005	61,789	82.7	1,102,971	21.58	NorthEast Medical Center
East Rocky Mount Kidney Center(9)(13)	Rocky Mount	2000	8,043	100.0	167,033	20.77	—
Gaston Professional Center(6)(8)(9)	Gastonia	1997	114,956	100.0	2,551,072	22.19	Caramont Health System
Adjacent Parking Deck		1997			610,008
Harrisburg Family Physicians Building(12)	Harrisburg	1996	8,202	100.0	206,049	25.12	Carolinas HealthCare System
Harrisburg Medical Mall(9)(12)	Harrisburg	1997	18,360	100.0	446,699	24.33	NorthEast Medical Center
Lincoln/ Lakemont Family Practice Center(12)	Lincolnton	1998	16,500	100.0	391,338	23.72	Carolinas HealthCare System
Mallard Crossing Medical Park(9)	Charlotte	1997	52,540	89.5	1,127,549	23.98	—
Midland Medical Mall(9)(12)	Midland	1998	14,610	92.1	360,528	26.79	NorthEast Medical Center
Mulberry Medical Park(6)(8)(9)	Lenoir	1982	24,992	94.8	406,137	17.14	Caldwell Memorial Hospital, Inc.

						Annualized
			Net			Rent per
			Rentable			Leased	Associated
		Year	Square	Occupancy	Annualized	Square	Health Care
Wholly-Owned Property	City	Built(1)	Feet(2)	Rate	Rent(3)	Foot(4)(5)	System

Northcross Family Medical Practice Building(12)	Charlotte	1993	8,018	100.0	214,428	26.74	Carolinas HealthCare System
Randolph Medical Park(9)	Charlotte	1973	84,131	94.6	1,705,029	21.42	—
Rocky Mount Kidney Center(9)	Rocky Mount	1990	10,105	100.0	198,765	19.67	—
Rocky Mount Medical Park(9)	Rocky Mount	1991	96,993	95.8	1,811,022	19.49	—
Rowan Outpatient Surgery Center(6)(7)(13)	Salisbury	2003	19,464	100.0	404,073	20.76	Rowan Regional Medical Center
Weddington Internal & Pediatric Medicine(12)	Concord	2000	7,750	100.0	175,228	22.61	NorthEast Medical Center

Total North Carolina			768,758	96.1	16,487,819	21.50(14)
South Carolina:
190 Andrews(6)(8)	Greenville	1994	22,898	100.0	419,992	18.34	Bon Secours St. Francis Health System
Baptist Northwest(9)	Columbia	1986	38,703	100.0	736,311	19.02	—
Beaufort Medical Plaza(6)(8)(9)	Beaufort	1999	59,340	100.0	1,178,424	19.86	Beaufort Memorial Hospital
Mary Black Westside(6)(8)(9)	Spartanburg	1991	37,455	100.0	754,082	20.13	Mary Black Hospital
Medical Arts Center of Orangeburg(7)(9)	Orangeburg	1984	49,324	100.0	867,515	17.59	The Regional Medical Center of Orangeburg and Calhoun Counties
Mt. Pleasant MOB(3)(6)(9)	Mt. Pleasant	2001	38,735	77.4	721,878	24.08	Roper St. Francis Healthcare
One Medical Park — HMOB(6)(8)(9)	Columbia	1984	69,840	100.0	1,547,263	22.15	Palmetto Health Alliance
Parkridge MOB(6)(8)	Columbia	2003	89,451	94.6	1,881,026	22.23	—
							Sisters of Charity
Providence MOB I(6)(8)(9)	Columbia	1979	48,500	100.0	961,970	19.83	Providence Hospitals Sisters of Charity
Providence MOB II(6)(8)(9)	Columbia	1985	23,280	100.0	431,534	18.54	Providence Hospitals Sisters of Charity
Providence MOB III(6)(7)(9)	Columbia	1991	54,417	94.1	1,025,273	20.02	Providence Hospitals
River Hills Medical Plaza(9)(12)	Little River	1999	27,566	100.0	812,298	29.47	Grand Strand Regional
Roper MOB(6)(8)(9)	Charleston	1990	122,785	90.7	2,143,058	19.24	Roper St. Francis Healthcare
St. Francis Community Medical Office Building(6)(8)(9)	Greenville	2001	45,140	100.0	1,086,299	24.07	Bon Secours St. Francis Health System
St. Francis MOB(6)(8)(9)	Greenville	1984	49,767	95.6	885,677	18.62	Bon Secours St. Francis Health System
St. Francis Medical Plaza(6)(8)(9)	Greenville	1998	62,724	53.1	649,684	19.51	Bon Secours St. Francis Health System
St. Francis Women’s Center(6)(8)(9)	Greenville	1991	57,590	65.2	763,617	20.34	Bon Secours St. Francis Health System
Three Medical Park(6)(8)(9)	Columbia	1988	88,755	100.0	1,926,733	21.71	Palmetto Health Alliance
West Medical I(6)(8)(9)	Charleston	2003	28,734	100.0	719,438	25.04	Roper St. Francis Healthcare

Total South Carolina			1,015,004	92.1	19,512,072	20.87
Virginia:
Hanover MOB(6)(7)	Mechanicsville	1993	56,610	100.0	1,507,190	26.62	Bon Secours Health System

Total			2,626,212	94.2%	$54,763,994	$21.58(15)

(1)	Represents the year in which the property was placed in service.

(2)	Net rentable square feet represents the current square feet at a building under lease as specified in the lease agreements plus management’s estimate of space available for lease. Net rentable square feet includes tenants’ proportional share of common areas.

(3)	Annualized rent represents the annualized monthly contracted rent under existing leases as of December 31, 2006.

(4)	Annualized rent per leased square foot represents annualized rent, excluding revenues attributable to parking, divided by the net rentable square feet divided by occupancy rate.

(5)	Unless otherwise indicated, annualized rent per leased square foot includes reimbursement to the Company for the payment for property operating expenses, real estate taxes and insurance with respect to such property.

(6)	On-campus facility.

(7)	Subject to a restrictive deed on the property.

(8)	Property is a tenant under a long-term ground lease on the property with an unrelated third party.

(9)	The Company developed this property.

(10)	Excludes annualized rent of adjacent parking deck to Our Lady of Bellefonte from calculation.

(11)	East Jefferson Medical Specialty Building is recorded as a sales-type capital lease in the Company’s consolidated financial statements. As such, the annualized rent related to the minimum lease payments is not reflected as rental revenue in the statement of operations. However amortization of unearned income is recorded in interest income.

(12)	Off-campus facility — hospital anchored.

(13)	The annualized rent per leased square foot does not include any payments to the Company for payment of property operating expenses, real estate taxes and insurance with respect to such property. The tenant is responsible for payment of these expenses.

(14)	Excludes annualized rent of adjacent parking deck to Gaston Professional Center from calculation.

(15)	Excludes annualized rent of adjacent parking decks to Our Lady of Bellefonte and Gaston Professional Center from calculation.

(16)	Parking revenue from an adjacent parking deck is approximately $880,000 per year.

Joint Venture Properties

As of December 31, 2006, the Company manages and jointly owns four properties with unaffiliated third parties. The Company’s ownership interest in these properties ranges from 1.1% to 34.5%.

The following table provides additional information about the Company’s joint venture properties as of December 31, 2006.

						Annualized
			Net			Rent per
			Rentable			Leased			Associated
		Year	Square	Occupancy	Annualized	Square	Ownership	Debt	Healthcare
Property	City, State	Built	Feet	Rate	Rent	Foot	Percentage	Balance(1)	System

McLeod MOB East(2)	Florence, SC	1993	127,458	97.4%	1,964,759	15.83	1.1%	13,068,020	McLeod Regional MedicalCenter
McLeod Pee Dee Medical Park(2)	Florence, SC	1982	33,756	99.5	509,742	15.18	1.1	13,068,020	McLeod Regional Medical Center
McLeod MOB West(2)	Florence, SC	1986	52,574	96.7	692,928	13.63	1.1	13,068,020	McLeod Regional Medical Center
Rocky Mount MOB	Rocky Mt., NC	2002	35,393	89.6	768,941	24.25	34.5	4,245,316	—

Total			249,181		$3,936,370			$17,313,336

(1)	Amounts are for the entity, not just the Company’s interest in the real estate joint venture.

(2)	Total debt of $13.1 million is secured by all three properties listed.

The Company has a 2.0% ownership in Shannon Health/MOB Limited Partnership No. 1 and a 2.0% ownership in BSB Health/MOB Limited Partnership No. 2. These ownership interests were assumed as part of the Consera acquisition (See Note 4 to the accompanying financial statements). The partnership agreements and tenant leases of the limited partners are designed to give preferential treatment to the limited partners as to the operating cash flows from the partnerships. The Company, as the general partner, does not generally participate in the operating cash flows from these entities other than to receive property management fees. The limited partners can remove the Company as the property manager and as the general partner. Due to the structures of the partnership agreements and tenant lease agreements, the Company reports the properties owned by these two joint ventures as fee managed properties owned by third parties.

Item 3.	Legal Proceedings

The Company is, from time to time, involved in routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and which is not expected to harm the Company’s business, financial condition or results of operations. The Company is not, however, involved in any material litigation nor, to its knowledge, is any material litigation pending or threatened against the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote by security holders during the fourth quarter of 2006.

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

Market Information

The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “CSA”. The following table sets forth, for the period indicated, the high and low sales price for the Company’s common stock as reported by the NYSE and the per share dividends declared:

			Dividends
Period	High	Low	Declared

2005
October 27, 2005 to December 31, 2005	$17.29	$15.98	$0.2333	(1)
2006
First Quarter	$21.51	$17.30	$0.35
Second Quarter	$21.13	$18.08	$0.35
Third Quarter	$21.29	$18.20	$0.35
Fourth Quarter	$22.89	$19.71	$0.35

(1)	Pro-rata quarterly dividend is for the period November 1, 2005 through December 31, 2005 and is based on a dividend of $0.35 per share for a full quarter.

On February 28, 2007, the closing price of the Company’s common stock (“Common Stock”) as reported by the NYSE was $21.92. At February 28, 2007, the Company had 101 holders of record of its Common Stock.

Holders of shares of Common Stock are entitled to receive distributions when declared by the Board of Directors out of any assets legally available for that purpose. As a REIT, the Company is required to distribute at least 90% of its “REIT taxable income,” which, as defined by the relevant tax status and regulations, is generally equivalent to net taxable ordinary income, to shareholders annually in order to maintain the Company’s REIT status for federal income tax purposes. The Company’s Credit Facility includes limitations on the Company’s ability to make distributions to its stockholders, subject to complying with REIT requirements.

The Company’s dividend is restricted by its Credit Facility. The Company can pay dividends of the greater of (A) 100% of Funds from Operations per quarter or (B) $0.35 per share per quarter.

The Company has reserved 1,000,000 shares of its common stock for issuance under its 2005 long-term incentive plan.

Stockholder Return Performance

Prior to October 27, 2005, the Company was not publicly traded and there was no public market for the Company’s securities. The following graph compares the cumulative total return on the Company’s Common Stock with that of the Standard and Poor’s 500 Stock Index (“S&P 500 Index”) and the National Association of Real Estate Investment Trusts Equity Index (“NAREIT Equity Index”) from October 27, 2005 (the date that the Company’s Common Stock began to trade publicly) through December 31, 2006. The stock price performance graph assumes that an investor invested $100.00 in each of the Company and to the indices, and the reinvestment of any dividends. The comparisons in the graph are provided in accordance with the SEC disclosure requirements and are not intended to forecast or be indicative of the future performance of the Company’s shares of Common Stock.

Except to the extent that we specifically incorporate this information by reference, the foregoing Stockholder Return Performance information shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on form 10-K into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or under the Securities Exchange Act of 1934, as amended. This information shall not otherwise be deemed filed under such acts.

Unregistered Sales of Equity Securities and Use of Proceeds

On September 28, 2006, the Operating Partnership issued an aggregate of 289,197 OP units, having an aggregate value of $6.0 million. These OP units were issued in exchange for ownership interest in limited liability companies as part of private placement transactions under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder. In light of the manner of sale and information obtained by the Operating Partnership from persons receiving OP units in connection with these transactions, the Operating Partnership believes it may rely on this exemption. OP units are redeemable for the cash equivalent thereof at a time one year after the date of issuance, or, at the option of the Company and Operating Partnership, exchangeable into shares of common stock in the Company on a one-for-one basis. No underwriters were used in connection with such issuance.

Issuer Purchases of Equity Securities

Below is a summary of equity repurchases by month for the quarter ended December 31, 2006:

			Total Number of
			Equity Securities	Approximate Dollar
		Average	Purchased as Part	Value of Equity
	Total Number of	Price Paid	of Publicly	Securities that May
	Equity Securities	Per Equity	Announced Plans or	Yet Be Purchased
For the Month Ended	Purchased	Security	Programs	Under the Plan

October 1 - October 31, 2006	0	N/A	N/A	N/A
November 1 - November 30, 2006	64,336	$21.98	N/A	N/A
December 1 - December 31, 2006	5,568	$21.35	N/A	N/A

Total	69,904	$21.93	N/A	N/A

These figures only relate to repurchases of Operating Partnership units. The Company did not repurchase shares of Common Stock during the quarter ended December 31, 2006.

Equity Compensation Plan Information

	(a)	(b)	(c)
	Number of	Weighted	Number of securities
	securities to be	average	remaining available
	issued upon	exercise price	for future issuance
	exercise of	of outstanding	under equity
	outstanding	options,	compensation plans
	options, warrants	warrants	(excluding securities
Plan category	and rights	and rights	reflected in column (a))

Equity compensation plans approved by security holders	N/A(1)	N/A	596,107
Equity compensation plans not approved by security holders	—	—	—

Total	N/A(1)	N/A	596,107

(1)	These amounts include information related to the Company’s 2005 Long-Term Incentive Plan. As of December 31, 2006, the Company issued 58,100 shares of restricted stock and 345,793 LTIP units.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial and operating data on an historical basis for the Company and a combined historical basis for the Predecessor. The Predecessor is not a legal entity, but represents a combination of certain real estate entities based on common management by Cogdell Spencer Advisors, Inc. No historical information for the Company is presented prior to the consummation of the Company’s Initial Public Offering on October 27, 2005 (the “Offering”) because the Company did have any corporate activity until the completion of the Offering other than the issuance of shares of Common Stock in connection with the initial capitalization of the Company.

The following table should be read in conjunction with the Financial Statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

	Company		Predecessor
	For the Year Ended	November 1, 2005 -	January 1, 2005 -	For the year ended December 31,
	December 31, 2006	December 31, 2005	October 31, 2005	2004	2003	2002

Revenues:
Rental	$52,614	$7,006	$35,794	$40,440	$38,783	$37,470
Management fee revenue	1,304	136	770	1,230	1,182	1,540
Expense reimbursements	773	94	565	840	806	875
Development fee revenue	158	85	680	1,134	179	331
Interest and other income	928	127	879	843	849	842

Total revenues	55,777	7,448	38,688	44,487	41,799	41,058
Expenses:
Property operating and management	19,848	2,583	13,058	14,756	14,032	13,259
General and administrative	6,368	7,791	5,129	3,075	2,928	2,845
Depreciation and amortization	30,273	4,125	8,444	9,561	11,381	15,656
Interest	14,199	1,500	8,222	9,024	9,760	9,524
Loss from early extinguishment of debt	37	103	—	—	—	—

Total expenses	70,725	16,102	34,853	36,416	38,101	41,284

Income (loss) from continuing operations before equity in earnings (loss) of unconsolidated real estate partnerships, gain from sale of real estate partnerships, minority interests in real estate partnership, and minority interests in operating partnership	(14,948)	(8,654)	3,835	8,071	3,698	(226)
Equity in earnings (loss) of unconsolidated real estate partnerships	4	3	(47)	(60)	(74)	(136)
Gain from sale of real estate partnerships	484	—	—	—	—	27
Minority interests	5,087	3,054	—	—	—	—

Income (loss) from continuing operations	(9,373)	(5,597)	3,788	8,011	3,624	(335)
Discontinued operations:
Income (loss) from discontinued operations	(9)	(4)	36	33	47	121

	Company		Predecessor
	For the Year Ended	November 1, 2005 -	January 1, 2005 -	For the year ended December 31,
	December 31, 2006	December 31, 2005	October 31, 2005	2004	2003	2002

Gain from sale of real estate properties	435	—	—	—	—	613
Minority interests in operating partnership	(150)	1	—	—	—	—

Total discontinued operations	276	(3)	36	33	47	734

Net income (loss)	$(9,097)	$(5,600)	$3,824	$8,044	$3,671	$399

Per Share:
Declared dividend	$1.40	$0.2333
Loss from continuing operations — basic and diluted	$(1.17)	$(0.70)
Net loss — basic and diluted	$(1.14)	$(0.70)
Weighted average shares — basic and diluted	7,975	7,972
Weighted average shares and units — basic	12,590	12,197
Weighted average shares and units — diluted	12,612	12,225
Selected Balance Sheet Data:
Assets:
Real estate properties, net	$351,172	$257,144		$155,376	$148,439	$147,544
Other assets, net	41,886	49,808		21,915	16,411	17,942
Other assets — held for sale	—	1,530		1,134	1,149	1,184

Total assets	$393,058	$308,482		$178,425	$165,999	$166,670

Liabilities and owners’ equity (deficit):
Mortgages and line of credit	$262,031	$158,974		$213,536	$201,133	$197,126
Other liabilities, net	17,351	7,750		10,016	10,532	11,789
Other liabilities — held for sale	—	1,272		1,300	1,421	1,444
Minority interests	54,001	62,018		—	—	—
Owners’ equity (deficit)	59,675	78,468		(46,427)	(47,087)	(43,689)

Total liabilities and owners’ equity (deficit)	$393,058	$308,482		$178,425	$165,999	$166,670

Cash Flow Data:
Net cash provided by operating activities	$15,900	$1,635	$10,312	$16,089	$12,738	$13,326

Net cash used in investing activities	$(103,587)	$(27,462)	$(5,939)	$(13,767)	$(7,523)	$(8,584)

Net cash provided by (used in) financing activities	$78,932	$35,398	$(5,863)	$1,880	$(6,339)	$(3,644)

Other Data:
Funds from operations(1)	$15,037	$(4,518)	$12,303	$17,656	$13,462	$9,276

(1)	As defined by the National Association of Real Estate Investment Trusts, or NAREIT, funds from operations, or FFO, represents net income (computed in accordance with generally accepted accounting principles, or GAAP), excluding gains from sales of property, plus real estate depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. The Company adjusts the NAREIT definition to add back minority interests expense. The Company presents FFO because the Company considers it an important supplemental measure of the Company’s operational performance and believes it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. The Company computes FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (as amended in November 1999 and April 2002), which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of the Company’s performance, nor is it indicative of funds available to fund the Company’s cash needs, including the Company’s ability to pay dividends or make distributions.

The following table presents the reconciliation of FFO to net income (loss), which is the most directly comparable GAAP measure to FFO (in thousands):

	Company		Predecessor
	For the Year Ended	November 1, 2005 -	January 1, 2005 -	For the Year Ended December 31,
	December 31, 2006	December 31, 2005	October 31, 2005	2004	2003	2002

Funds from operations:
Net income (loss)	$(9,097)	$(5,600)	$3,824	$8,044	$3,671	$399
Minority interests	(5,058)	(3,055)	—	—	—	—
Real estate depreciation and amortization	30,052	4,128	8,384	9,533	9,702	9,466
Unconsolidated entities’ real estate depreciation and amortization	59	9	95	79	89	51
Gain on sale of real estate properties	(919)	—	—	—	—	(640)

Total funds from operations	$15,037	$(4,518)	$12,303	$17,656	$13,462	$9,276

Item 7.	Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Where appropriate, the following discussion includes analysis of the effects of the Company’s Offering, the Formation Transactions and related refinancing transactions and certain other transactions. The Company makes statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Annual Report on Form 10-K entitled “Statements Regarding Forward-Looking Information.” Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the section in this Annual Report on Form 10-K entitled “Statements Regarding Forward-Looking Information.”

Overview

The Company is a fully-integrated, self-administered and self-managed REIT that invests in specialty office buildings for the medical profession, including medical offices, ambulatory surgery and diagnostic centers, in the United States of America. The Company has been built around understanding and addressing the specialized real estate needs of the healthcare industry. The Company’s management team has developed long-term and extensive relationships through developing and maintaining modern, customized medical office buildings and healthcare related facilities. The Company has been able to maintain occupancy above market levels and secure strategic hospital campus locations. The Company operates its business through Cogdell Spencer LP, its operating partnership subsidiary, and its subsidiaries.

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

As of December 31, 2006, the Company owned and/or managed 112 medical office buildings and healthcare related facilities, serving 27 hospital systems in ten states. The Company’s aggregate portfolio was comprised of:

•	50 wholly-owned properties;

•	Four joint venture properties; and

•	58 properties owned by third parties

At December 31, 2006, the Company’s aggregate portfolio contains approximately 5.3 million net rentable square feet, consisting of approximately 2.6 million net rentable square feet from wholly-owned properties, approximately 0.2 million net rentable square feet from joint venture properties, and approximately 2.5 million net rental square feet from properties owned by third parties and managed by the Company. Approximately 79% of the net rentable square feet of the wholly-owned properties are situated on hospital campuses. As such, the Company believes that its assets occupy a premier franchise location in relation to local hospitals, providing the Company’s properties with a distinct competitive advantage over alternative medical office space in an area. As of December 31, 2006, the Company’s wholly-owned properties were approximately 94.2% occupied, with a weighted average remaining lease term of approximately 3.8 years.

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

Related to the Company’s interest rate swap agreements that do not qualify for hedge accounting, changes in fair values, which vary from period to period based on changes in market interest rates, are recorded in interest expense. Generally, increases (decreases) in market interest rates will increase (decrease) the fair value of the derivative, which will decrease (increase) current period interest expense for the change in fair value. During the fourth quarter of 2006, the Company terminated several derivative transactions and entered into new agreements with the appropriate hedge documentation in place, which will reduce the variances previously experienced in interest expense. The Company will continue to have interest expense variability for variable rate mortgages that do not have interest rate swap agreements.

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

Investments in Real Estate

Acquisition of real estate.  The price that the Company pays to acquire a property is impacted by many factors, including the condition of the buildings and improvements, the occupancy of the building, the existence of above and below market tenant leases, the creditworthiness of the tenants, favorable or unfavorable financing, above or below market ground leases and numerous other factors. Accordingly, the Company is required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on the Company’s estimate of the fair values of such assets and liabilities. This includes determining the value of the buildings and improvements, land, any ground leases, tenant improvements, in-place tenant leases, tenant relationships, the value (or negative value) of above (or below) market leases and any debt assumed from the seller or loans made by the seller to the Company. Each of these estimates requires significant judgment and some of the estimates involve complex calculations. The Company’s calculation methodology is summarized in Note 2 to the Company’s audited consolidated and combined financial statements included in this Annual Report on Form 10-K. These allocation assessments have a direct impact on the Company’s results of operations because if the Company were to allocate more value to land there would be no depreciation with respect to such amount or if the Company were to allocate more value to the buildings as opposed to allocating to the value of tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the terms of the leases. Additionally, the amortization of value (or negative value) assigned to above (or below) market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place leases and tenant relationships, which is included in depreciation and amortization in the Company’s consolidated and combined statements of operations.

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

Asset impairment valuation.  The Company reviews the carrying value of its properties when circumstances, such as adverse market conditions, indicate a potential impairment may exist. The Company bases its review on an estimate of the future cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition. The Company considers factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If the Company’s evaluation indicates that it may be unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. These losses have a direct impact on the Company’s net income because recording an impairment loss results in an immediate negative adjustment to operating results. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be long-lived assets to be held and used are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long-term directly decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If the Company determines that impairment has occurred, the affected assets must be reduced to their fair value. No such impairment losses have been recognized to date. The Company estimates the fair value of rental properties utilizing a discounted cash flow analysis that includes projections of future revenues, expenses and capital improvement costs, similar to the income approach that is commonly utilized by appraisers. The Company reviews the value of Goodwill using an income approach on an annual basis and when circumstances indicate a potential impairment may exist.

Revenue Recognition

Rental income related to non-cancelable operating leases is recognized using the straight line method over the terms of the tenant leases, which is the period from occupancy to lease termination date. Deferred rents included in the Company’s consolidated balance sheets represent the aggregate excess of rental revenue recognized on a straight line basis over the rental revenue that would be recognized under the cash flow received, based on the terms of the leases. At times the Company will receive cash payments at the inception of the lease for tenant improvements and these amounts are amortized into rental revenue over the life of the lease. The Company’s leases generally contain provisions under which the tenants reimburse the Company for all property operating expenses and real estate taxes incurred by the Company. Such reimbursements are recognized in the period that the expenses are incurred. Lease termination fees are recognized when the related leases are canceled and the Company has no continuing obligation to provide services to such former tenants. As discussed above, the Company recognizes amortization of the value of acquired above or below market tenant leases as a reduction of rental income in the case of above market leases or an increase to rental revenue in the case of below market leases. The Company receives fees for property management and development and consulting services from time to time from third parties which is reflected as fee revenue. Management fees are generally based on a percentage of revenues for the month as defined in the related property management agreements. Development and consulting fees are recorded on a percentage of completion method using management’s best estimate of time and costs to complete projects. The Company has a long history of developing reasonable and dependable estimates related to development or consulting contracts with clear requirements and rights of the parties to the contracts. Although not frequent, occasionally revisions to estimates of costs are necessary and are reflected as a change in estimate when known. Due to the amount of control retained by the Company, most joint venture developments will be consolidated, therefore those development fees will be eliminated in consolidation. Other income shown in the statement of operations, generally includes interest income, primarily from the amortization of unearned income on a sales-type capital lease recognized in accordance with Statement of Financial Accounting Standards No. 13, and other income incidental to the Company’s operations and is recognized when earned.

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

Results of Operations

The discussion below relates to the financial condition and results of operations for the years ended December 31, 2006, 2005, and 2004. The results of operations for January 1, 2005 through October 31, 2005 and November 1, 2005 through December 31, 2005 have been combined to provide a meaningful comparison to the results of operations for the year ended December 31, 2006.

The Company’s income (loss) from operations is generated primarily from operations of its properties and development and property management fee revenue. The changes in operating results from period to period reflect changes in existing property performance and changes in the number of properties due to development, acquisition, or disposition of properties.

Property Summary

The following is an activity summary of the Company’s property portfolio (excluding unconsolidated real estate partnerships) for the year ended December 31, 2006 and 2005:

		Company/
	Company	Predecessor
	2006	2005

Properties at January 1	44	43
Consolidation of Rocky Mount MOB LLC	1	—
Acquisitions	6	—
Disposition	(1)	—
Development that began rental operations	—	1

Properties at December 31	50	44

The above table excludes East Jefferson Medical Specialty Building, which is accounted for as a sales-type capital lease and includes Rocky Mount MOB, a consolidated entity owned 34.5% by the Company.

Year ended December 31, 2006 compared to year ended December 31, 2005

Revenue.  Total revenue increased $9.6 million, or 20.9%, for the year ended December 31, 2006 compared to the year ended December 31, 2005.

Rental revenue increased 22.9%, from $42.8 million for the year ended December 31, 2005 to $52.6 million for the year ended December 31, 2006. Same-property rental revenue increased $0.9 million, or 2.2%, which is due primarily to general increases in rent related to Consumer Price Index (“CPI”) escalation clauses. Rental revenue from acquisition properties and Rocky Mount MOB was $8.9 million.

Management fee revenue and expense reimbursement revenue increased $0.5 million from $1.6 million in 2005 compared to $2.1 million in 2006. This increase is mainly due to property management fee revenue generated by Consera Healthcare Real Estate, LLC, which was acquired in September 2006.

Development fees earned on third party development contracts decreased $0.6 million or 79.3% for the year ended December 31, 2006 compared to the year ended December 31, 2005. There were no significant development contracts with third parties for the year ended December 31, 2006 compared to two projects in 2005.

Interest and other income did not change significantly from 2005 to 2006.

Property Operating and Management Expenses.  Property operating management expenses increased 26.9%, from $15.6 million for the year ended December 31, 2005 to $19.8 million for the year ended December 31, 2006. Same-property operating expenses increased approximately $0.5 million, or 3.1%. Operating expenses from acquisition properties and Rocky Mount MOB and personnel and operating costs of Consera Healthcare Real Estate were $3.7 million.

Interest Expense.  Interest expense, excluding changes in fair values of the interest rate swap agreements, for the year ended December 31, 2006 was $14.3 million compared to $12.3 million for the year ended December 31, 2005, an increase of $2.0 million, or 16.3%. This increase is primarily due to the increased borrowing to fund the acquisitions during 2006 and increased variable interest rates offset by the change in the Company’s capital structure as a result of the Offering. Proceeds from the Offering were used in part to reduce debt principal balances which reduced interest expense.

Changes in interest rate swap fair values were recorded as a decrease or increase to interest expense until the swaps were terminated in November 2006. For the year ended December 31, 2006, the interest rate swap agreement fair values increased by approximately $9,000, which resulted in a reduction of interest expense of the same amount. For the year ended December 31, 2005, the change interest rate swap agreement fair values reduced interest expense by $2.5 million due to increases in the fair values of the agreements.

Depreciation and Amortization Expenses.  Depreciation and amortization for the year ended December 31, 2006 was $30.3 million compared to $12.6 million for the year ended December 31, 2005, an increase of $17.7 million, or 140.85%. Same-property depreciation and amortization expenses increased approximately $13.0 million, or 103.7%. The increase was primarily due to the increase in the cost basis for the real estate properties and intangible assets as a result of the purchase accounting for the Formation Transactions on November 1, 2005. Depreciation and amortization expenses from acquisition properties and Rocky Mount MOB were $4.6 million.

General and Administrative Expenses.  General and administrative expenses for the year ended December 31, 2006 were $6.4 million compared to $12.9 million for the year ended December 31, 2005, a decrease of $6.5 million, or (50.4)%. The decrease was due primarily to $6.4 million related to a non-cash compensation charge incurred in connection with the grant of vested equity incentives to the Company’s management team and employees in connection with the completion of the initial public offering. In addition, increased capitalized development personnel compensation decreased general and administrative expenses by $0.5 million offset by increased professional fees related to public company administrative expenses including increased audit, legal, tax, and Sarbanes-Oxley related compliance fees.

Minority Interests in Operating Partnership.  The loss allocated to the minority interests in Operating Partnership represents a weighted average 35.6% of the Operating Partnership’s net loss for the year ended December 31, 2006. For the period of November 1, 2005 through December 31, 2006, the weighted average was 35.7%.

The above changes contributed to net income for the year ended December 31, 2005 decreasing from a net loss of $1.8 million to a net loss of $9.1 million for the year ended December 31, 2006, or a $7.3 million decrease.

Year ended December 31, 2005 compared to year ended December 31, 2004

Revenue.  Total revenue increased $1.6 million, or 3.7%, for the year ended December 31, 2005 compared to the year ended December 31, 2004.

Rental revenue increased 5.9%, from $40.4 million for the year ended December 31, 2004 to $42.8 million for the year ended December 31, 2005, due primarily to general increases in rent related to CPI escalation clauses as well as a full year of operations for properties added during 2004 and operations for Copperfield MOB.

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

Property Operating and Management Expenses.  Property operating and management expenses increased 5.4%, from $14.8 million for the year ended December 31, 2004 to $15.6 million for the year ended December 31, 2005, as the result of general expense increases related to inflation as well as experiencing a full year of operations in 2005 for properties added in 2004 and Copperfield MOB added in the first quarter of 2005.

Interest Expense.  Interest expense for the year ended December 31, 2005 was $9.7 million compared to $9.0 million for the year ended December 31, 2004, an increase of $0.7 million, or 7.8%. This change was primarily due to interest on three new properties, a smaller reduction of interest expense due to changes in the fair value of the Company’s interest rate swap agreements, an increase in interest expense on variable rate debt related to an increase in interest rates, offset by a decrease in interest expense due to the repayment of $71.0 million of debt in November 2005. The Company’s interest rate swap agreements are reported at fair value in the Company’s balance sheet and changes in fair value are recorded as increase or decrease to interest expense. During the year ended December 31, 2005, interest expense was reduced by $2.5 million related to increases in the fair value of the interest rate swap agreements. During the year ended December 31, 2004, interest expense was reduced by $2.9 million related to net increases in the fair value of the interest rate swap agreements.

Depreciation and Amortization Expenses.  Depreciation and amortization for the year ended December 31, 2005 was $12.6 million compared to $9.6 million for the year ended December 31, 2004, an increase of $3.0 million, or 31.3%. The increase was primarily due to the increase in the cost basis for the real estate properties and intangible assets as a result of the purchase accounting resulting from the Formation Transactions on November 1, 2005.

General and Administrative Expenses.  General and administrative expenses for the year ended December 31, 2005 was $12.9 million compared to $3.1 million for the year ended December 31, 2004, an increase of $9.8 million, or 316.1%. The increase was due primarily to $6.4 million related to a non-cash compensation charge incurred in connection with the grant of vested equity incentives to the Company’s management team and employees in connection with the completion of the initial public offering and an increase of $1.7 million related to legal, tax, accounting and auditing costs associated with preparing for the initial public offering and for the 2005 audit and tax compliance. The remaining increase relates to increased staffing and changed job responsibilities to meet the reporting and operational demands of a publicly registered company, Sarbanes Oxley Section 404 compliance and other consulting costs, travel, and reduction of capitalized development personnel compensation due a decrease in wholly-owned construction projects in 2005.

Minority Interests.  Loss allocated to the minority interests in Operating Partnership represents a weighted average 35.7% of the Operating Partnership’s net loss for the period of November 1, 2005 through December 31, 2006.

The above changes contributed to net income for the year ended December 31, 2004 decreasing from net income of $8.0 million to a net loss of $1.8 million for the year ended December 31, 2005, or a $9.8 million decrease.

Cash Flows

Year Ended December 31, 2006 compared to the Year Ended December 31, 2005

Cash provided by operations was $15.9 million and $11.9 million for the years ended December 31, 2006 and 2005, respectively. The increase of $4.0 million was primarily due to (1) a $3.1 million increase in earnings before non-cash depreciation, amortizations, straight-line rent and change in fair value of interest rate swap agreements,

(2) proceeds of $0.7 million from the termination of interest rate swap agreements, and (3) a $0.2 million net increase due to changes in operating assets and liabilities primarily resulting from increased collected prepaid rent and increased accruals for interest.

Cash used in investing activities was $103.7 million and $33.4 million for the years ended December 31, 2006 and 2005, respectively. The increase of $70.3 million was primarily due an increase to investments in real estate properties and businesses of $96.5 million offset by the proceeds from the sale of real estate property and partnership interests of $2.8 million and the cash paid of $27.0 million in the Formation Transaction in 2005.

Cash provided by financing activities was $78.9 million and $29.4 million for the years ended December 31, 2006 and 2005, respectively. Cash provided by financing activities in 2006 was primarily due to net proceeds from debt of $92.5 million, primarily drawn from the Credit Facility and the new mortgage for Methodist Professional Center One. These net proceeds were used in order to fund the current period acquisitions offset by dividends and distributions of $13.0 million. Cash provided by financing activities in 2005 was primarily due to the receipt of the net proceeds from the sale of common stock offset by the repayment in full of certain mortgages and notes payables.

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

Construction in Progress

Construction in progress at December 31, 2006 consisted of four development projects, Carolina Forest Medical Plaza, Lancaster Rehabilitation, Lancaster General Health Campus and Mebane Medical Park for which the Company has acquired the land and has begun construction. The following is a summary of the construction in progress balance (dollars in thousands):

		Estimated			Estimated
		Completion	Net Rentable	Investment	Total
Property	Location	Date	Square Feet	to Date	Investment

Carolina Forest Medical Plaza	Horry County, SC	2Q 2007	39,000	$4,342	$7,400
Lancaster Rehabilitation Hospital	Lancaster, PA	2Q 2007	52,800	5,130	12,300
Lancaster General Health Campus MOB	Lancaster, PA	4Q 2007	64,070	1,483	15,500
Mebane Medical Office Building	Mebane, NC	1Q 2008	60,000	413	16,200
Land and pre-construction developments			—	1,486	—

			215,870	$12,854	$51,400

Liquidity and Capital Resources

As of December 31, 2006, the Company had $1.0 million available in cash and cash equivalents. The Company is required to distribute at least 90% of the Company’s net taxable income, excluding net capital gains, to the Company’s stockholders on an annual basis due to qualification requirements as a REIT. Therefore, as a general matter, it is unlikely that the Company will have any substantial cash balances that could be used to meet the Company’s liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

As a result of the Offering and the Formation Transactions, the Company’s debt and liquidity changed significantly. The Company believes that the Offering and the Formation Transactions improves the capital structure and financial flexibility of its business compared to its Predecessor’s structure. The Company also expects to access additional funds through secured and unsecured borrowings.

On November 1, 2005, the Company, as guarantor, and the Operating Partnership entered into our $100.0 million Credit Facility, with a syndicate of financial institutions (including Bank of America, N.A., Citicorp North America, Inc. and Branch Banking & Trust Company) (collectively, the “Lenders”), with Bank of America, N.A., as the administrative agent for the Lenders, and Banc of America Securities LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint book managers. The Credit Facility shall be available to fund working capital and other corporate purposes; finance acquisition and development activity; and refinance existing and future indebtedness. In August 2006, the Credit facility capacity was increased from $100.0 million to $130.0 million. The Credit Facility permits the Operating Partnership to borrow up to $130.0 million of revolving loans, with sub-limits of $25.0 million for swingline loans and $25.0 million for letters of credit.

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

The Credit Facility contains customary terms and conditions for credit facilities of this type, including: (1) limitations on the Company’s ability to (A) incur additional indebtedness, (B) make distributions to the Company’s stockholders, subject to complying with REIT requirements, and (C) make certain investments; (2) maintenance of a pool of unencumbered assets subject to certain minimum valuations thereof; and (3) requirements for the Company to maintain certain financial coverage ratios. These customary financial coverage ratios and other conditions include a maximum leverage ratio (65%, with flexibility for one two quarter increase to not more than 75%), minimum fixed charge coverage ratio (150%), maximum combined secured indebtedness (50%), maximum recourse indebtedness (15%), maximum unsecured indebtedness (60%, with flexibility for one two quarter increase to not more than 75%), minimum unencumbered interest coverage ratio (175%, with the flexibility for one two quarter decrease to 150%) and minimum combined tangible net worth ($30 million plus 85% of net proceeds of equity issuances by the Company and its subsidiaries after November 1, 2005).

As of December 31, 2006, there was $50.1 million available under the Credit Facility. There is $77.5 million outstanding at December 31, 2006 and $2.4 million of availability is restricted related to outstanding letters of credit.

Certain of the Company’s mortgage notes payable and the Company’s Credit Facility require that the Company comply with certain affirmative, negative and financial covenants. The Company was in compliance with the covenants as of December 31, 2006.

For mortgages with maturities during 2007, the Company expects to refinance these mortgages. For purchase commitments related to development projects, the Company expects to fund these projects either from the Credit Facility or from construction notes payable.

Management believes that the Company will have sufficient capital resources as a result of operations and the borrowings in place and availability under the Credit Facility to fund ongoing operations.

Long-Term Liquidity Needs

The Company’s principal long-term liquidity needs consist primarily of new property development, property acquisitions, principal payments under various mortgages and other credit facilities and non-recurring capital expenditures. The Company does not expect that its net cash provided by operations will be sufficient to meet all of these long-term liquidity needs. Instead, the Company expects to finance new property developments through modest cash equity capital contributed by the Company together with construction loan proceeds, as well as through cash equity investments by its tenants. The Company expects to fund property acquisitions through a combination of borrowings under its Credit Facility and traditional secured mortgage financing. In addition, the Company expects to use OP units issued by the Operating Partnership to acquire properties from existing owners seeking a tax deferred transaction. The Company expects to meet other long-term liquidity requirements through net cash provided by operations and through additional equity and debt financings, including loans from banks, institutional investors or other lenders, bridge loans, letters of credit, and other lending arrangements, most of which will be secured by mortgages. The Company may also issue unsecured debt in the future. However, in view of the Company’s strategy to grow its portfolio over time, the Company does not, in general, expect to meet its long-term liquidity needs through sales of its properties. In the event that, notwithstanding this intent, the Company was in the future to consider sales of its properties from time to time, the proceeds that would be available to the Company from such sales, may be reduced by amounts that the Company may owe under the tax protection agreements entered into in connection with the Formation Transactions or those properties would need to be sold in a tax deferred transaction which would require reinvestment of the proceeds in another property. In addition, the Company’s ability to sell certain of its assets could be adversely affected by the general illiquidity of real estate assets and certain additional factors particular to the Company’s portfolio such as the specialized nature of its target property type, property use restrictions and the need to obtain consents or waivers of rights of first refusal or rights of first offers from ground lessors in the case of sales of its properties that are subject to ground leases.

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2006, including the maturities and scheduled principal repayments and the commitments due in connection with the Company’s ground leases and operating leases for the periods indicated (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total

Obligation:
Long-term debt principal payments and maturities(1)	$62,002	$105,036	$46,438	$1,456	$3,562	$43,035	$261,529
Standby letters of credit(2)	2,352	—	—	—	—	—	2,352
Interest payments(3)	13,187	7,464	3,511	2,949	2,684	4,708	34,503
Purchase commitments(4)	22,159	159	—	—	—	—	22,318
Ground leases(5)	195	195	195	195	195	6,781	7,756
Operating leases(6)	334	403	406	350	354	30	1,877

Total	$100,229	$113,257	$50,550	$4,950	$6,795	$54,554	$330,335

(1)	Includes notes payable under the Company’s Credit Facility.

(2)	As collateral for performance on a mortgage note payable, the Company is contingently liable under a standby letter of credit, which also reduces the availability under the Credit Facility.

(3)	Assumes one-month LIBOR of 5.33% and Prime Rate of 8.25%.

(4)	These purchase commitments are related to the Company’s development projects that are currently under construction.

(5)	Substantially all of the ground leases effectively limit the Company’s control over various aspects of the operation of the applicable property, restrict the Company’s ability to transfer the property and allow the lessor the right of first refusal to purchase the building and improvements. All of the ground leases provide for the property to revert to the lessor for no consideration upon the expiration or earlier termination of the ground lease.

(6)	Payments under operating lease agreements relate to several of our properties’ equipment leases. The future minimum lease commitments under these leases are as indicated above.

Off-Balance Sheet Arrangements

The Company guarantees debt in connection with certain of its development activities, including joint ventures. The Company has guaranteed, in the event of a default, the mortgage note payable for one unconsolidated real estate joint venture. An initial liability of $0.1 million has been recorded for the guarantee using expected present value measurement techniques. The guarantee, which has a principal balance of $9.0 million at December 31, 2006, will be released upon the full repayment of the mortgage note payable, which matures in December 2007. The mortgage is collateralized by property and the collateral will revert to the guarantor in the event the guarantee is performed.

Management believes the probability the Company will have to perform on the guarantee in the future is minimal and therefore the Company does not expect the Company’s guarantee to have a material impact on the Company’s financial statements.

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

The Company implemented EITF 04-5 effective January 1, 2006 for existing partnerships. As a result of the implementation, the Company determined that Rocky Mount MOB is required to be included in the Company’s consolidated financial results. The Company owns 34.5% of Rocky Mount MOB. Pursuant to the transition guidance contained in EITF 04-5, the Company has included a cumulative effect adjustment related to the consolidation of Rocky Mount MOB effective January 1, 2006. The Company’s investment in Rocky Mount MOB of $0.8 million has been eliminated, which reduced other assets and additional paid in capital. The following was Rocky Mount MOB’s balance sheet as of January 1, 2006, as consolidated by the Company (in thousands):

Assets
Real estate property:
Land	$228
Buildings and improvements	4,990
Less: Accumulated depreciation	(856)

Total real estate property, net	4,362
Cash and cash equivalents	213
Other assets	8

Total assets	$4,583

Liabilities and members’ equity
Mortgage loans	$4,340
Accounts payable and accrued liabilities	18

Total liabilities	4,358
Minority interests in real estate partnership	170
Company’s equity	55

Total liabilities and members’ equity	$4,583

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken in an income tax return. For those benefits recognized, a tax position must be more-likely-than-not to be sustained based solely upon the technical merits of the position. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that, on a cumulative basis, is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming that the taxing authority has full knowledge of the position and all relevant facts. FIN 48 is effective for the Company’s fiscal year beginning January 1, 2007. The Company has preliminarily assessed the effect of adopting FIN 48 and does not expect to record a material FIN 48 adjustment effective January 1, 2007.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. The adoption of SAB 108 had no impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value for assets and liabilities, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008. SFAS 157 is not expected to have a material impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS No. 158 requires recognition of the funded status of such plans as an asset or liability, with changes in the funded status recognized through comprehensive income in the year in which they occur. These provisions of SFAS 158 are effective December 31, 2006. Additionally, SFAS 158 requires measurement of a plan’s assets and its obligations at the end of the employer’s fiscal year, effective December 31, 2008. SFAS 158 has not had, and is not expected to have, a material impact on the Company’s results of operations or financial position.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of this new standard on its financial statements.

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

As of December 31, 2006, the Company had approximately $261.5 million of consolidated debt outstanding. Approximately $115.4 million, or 44.1%, of the Company’s total consolidated debt was variable rate debt that are not subject to variable to fixed rate interest rate swap agreements. Approximately $146.1 million, or 55.9%, of the Company’s total indebtedness was subject to fixed interest rates, including variable rate debt that is subject to variable to fixed rate swap agreements.

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

Item 8.	Financial Statements and Supplementary Data

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

INDEX TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	48
Consolidated Balance Sheets as of December 31, 2006 and 2005	49
Consolidated and Combined Statements of Operations for Cogdell Spencer Inc. for the year ended December 31, 2006 and for the period November 1, 2005 through December 31, 2005 and for Cogdell Spencer Inc. Predecessor for the period January 1, 2005 through October 31, 2005 and for the year ended December 31, 2004	50
Consolidated and Combined Statements of Stockholders’ and Owners’ Equity (Deficit) for Cogdell Spencer Inc. for the year ended December 31, 2006 and for the period November 1, 2005 through December 31, 2005 and for Cogdell Spencer Inc. Predecessor for the period January 1, 2005 through October 31, 2005 and for the year ended December 31, 2004	51
Consolidated and Combined Statements of Cash Flows for Cogdell Spencer Inc. for the year ended December 31, 2006 and for the period November 1, 2005 through December 31, 2005 and for Cogdell Spencer Inc. Predecessor for the period January 1, 2005 through October 31, 2005 and for the year ended December 31, 2004	52
Notes to Consolidated and Combined Financial Statements	53
Supplemental Schedule — Schedule III — Real Estate and Accumulated Depreciation	79
Notes to Schedule III — Real Estate and Accumulated Depreciation	81

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cogdell Spencer Inc.
Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Cogdell Spencer Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2006 and for the period from November 1, 2005 (commencement of operations) through December 31, 2005, and the related consolidated statements of operations, owners’ equity, and cash flows of Cogdell Spencer Inc. Predecessor, as defined in note 1 to the consolidated and combined financial statements, for the period from January 1, 2005 through October 31, 2005 and for the year ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of Cogdell Spencer Inc. and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for the year ended December 31, 2006 and for the period from November 1, 2005 (commencement of operations) through December 31, 2005, and the related consolidated statements of operations, owners’ equity, and cash flows of Cogdell Spencer Inc. Predecessor, for the period from January 1, 2005 through October 31, 2005 and for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the financial statements, in 2006 the Company changed its method of accounting for consolidating joint ventures to conform to EITF No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
March 14, 2007

COGDELL SPENCER INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005
	(In thousands, except per share amounts)

ASSETS
Real estate properties:
Land	$22,768	$16,798
Buildings and improvements	339,214	241,946
Less: Accumulated depreciation	(23,664)	(2,699)

Total operating real estate properties, net	338,318	256,045
Construction in progress	12,854	1,099
Real estate property, net — held for sale	—	1,379

Total real estate properties, net	351,172	258,523
Cash and cash equivalents	1,029	9,571
Restricted cash	982	779
Investment in capital lease	6,193	6,499
Acquired above market leases, net of accumulated amortization of $290 in 2006 and $25 in 2005	966	852
Acquired in place lease value and deferred leasing costs, net of accumulated amortization of $11,184 in 2006 and $1,399 in 2005	18,205	21,069
Acquired ground leases, net of accumulated amortization of $146 in 2006 and $15 in 2005	3,092	2,919
Deferred financing costs, net of accumulated amortization of $342 in 2006 and $31 in 2005	1,018	913
Goodwill	5,326	2,875
Other assets	5,075	4,331
Other assets — held for sale	—	151

Total assets	$393,058	$308,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable under line of credit	77,487	19,600
Mortgage loans	184,544	139,374
Accounts payable and other liabilities	9,851	4,687
Accrued dividends and distributions	4,404	—
Acquired below market leases, net of accumulated amortization of $1,384 in 2006 and $164 in 2005	3,096	2,893
Interest rate swap agreements	—	170
Other liabilities — held for sale	—	1,272

Total liabilities	279,382	167,996
Commitments and contingencies
Minority interests in real estate partnership	157	—
Minority interests in operating partnership	53,844	62,018
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000 shares authorized, none issued or outstanding	—	—
Common stock; $0.01 par value; 200,000 shares authorized, 8,000 shares issued and outstanding	80	80
Additional paid-in capital	87,224	86,154
Unamortized restricted stock compensation	—	(299)
Accumulated other comprehensive income	73	—
Accumulated deficit	(27,702)	(7,467)

Total stockholders’ equity	59,675	78,468

Total liabilities and stockholders’ equity	$393,058	$308,482

See notes to consolidated and combined financial statements

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Company		Predecessor
	For the Year Ended	November 1, 2005 -	January 1, 2005 -	For the Year Ended
	December 31, 2006	December 31, 2005	October 31, 2005	December 31, 2004
	(In thousands, except per share amounts)

Revenues:
Rental	$52,614	$7,006	$14,078	$15,482
Rental — related party	—	—	21,716	24,958
Management fee revenue	1,304	136	770	1,230
Expense reimbursements	773	94	565	840
Development fee revenue	158	85	680	1,134
Interest and other income	928	127	879	843

Total revenues	55,777	7,448	38,688	44,487
Expenses:
Property operating and management	19,848	2,583	13,058	14,756
General and administrative	6,368	7,791	5,129	3,075
Depreciation	20,177	2,713	8,386	9,497
Amortization	10,096	1,412	58	64
Interest	14,199	1,500	8,222	9,024
Loss from early extinguishment of debt	37	103	—	—

Total expenses	70,725	16,102	34,853	36,416

Income (loss) from continuing operations before equity in earnings (loss) of unconsolidated real estate partnerships, gain from sale of real estate partnerships, minority interests in real estate partnership, and minority interests in operating partnership	(14,948)	(8,654)	3,835	8,071
Equity in earnings (loss) of unconsolidated real estate partnerships	4	3	(47)	(60)
Gain from sale of real estate partnerships	484	—	—	—
Minority interests in real estate partnership	(121)	—	—	—
Minority interests in operating partnership	5,208	3,054	—	—

Income (loss) from continuing operations	(9,373)	(5,597)	3,788	8,011
Discontinued operations:
Income (loss) from discontinued operations	(9)	(4)	36	33
Gain from sale of real estate property	435	—	—	—
Minority interests in operating partnership	(150)	1	—	—

Total discontinued operations	276	(3)	36	33

Net income (loss)	$(9,097)	$(5,600)	$3,824	$8,044

Per share data — basic and diluted
Loss from continuing operations	$(1.17)	$(0.70)
Income (loss) from discontinued operations	0.03	(0.00)

Net loss	$(1.14)	$(0.70)

Weighted average common shares — basic and diluted	7,975	7,972

See notes to consolidated and combined financial statements

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ AND
OWNERS’ EQUITY (DEFICIT)

				Unamortized	Accumulated
	Number of		Additional	Restricted	Other		Predecessor’s
	Common	Common	Paid-in	Stock	Comprehensive	Accumulated	Owners’
	Shares	Stock	Capital	Compensation	Income	Deficit	Deficit	Total
	(In thousands)

Balance at December 31, 2003	—	$—	$—	$—	$—	$—	$(47,087)	$(47,087)
Contributions	—	—	—	—	—	—	6,744	6,744
Distributions	—	—	—	—	—	—	(14,128)	(14,128)
Net income	—	—	—	—	—	—	8,044	8,044

Balance at December 31, 2004	—	—	—	—	—	—	(46,427)	(46,427)
Contributions	—	—	—	—	—	—	320	320
Distributions	—	—	—	—	—	—	(9,250)	(9,250)
Net income	—	—	—	—	—	—	3,824	3,824

Balance at October 31, 2005	—	$—	$—	$—	$—	$—	$(51,533)	$(51,533)

The Company
Issuance of common stock, net of costs and adjusted for EITF 94-2 historical cost basis	7,942	$79	$85,516	$—	$—	$—	$—	$85,595
Net loss	—	—	—	—	—	(5,600)	—	(5,600)
Grants of restricted stock	58	1	638	(639)	—	—	—	—
Restricted stock vested at Offering	—	—	—	327	—	—	—	327
Amortization of restricted stock grants	—	—	—	13	—	—	—	13
Dividends to common stockholders	—	—	—	—	—	(1,867)	—	(1,867)

Balance at December 31, 2005	8,000	80	86,154	(299)	—	(7,467)	—	78,468
Comprehensive income (loss):
Net loss	—	—	—	—	—	(9,097)	—	(9,097)
Unrealized gain on interest rate swaps	—	—	—	—	73	—	—	73

Comprehensive loss								(9,024)
Amortization of restricted stock grants	—	—	88	—	—	—	—	88
Dividends to common stockholders	—	—	—	—	—	(11,197)	—	(11,197)
Transfer of unamortized restricted stock compensation to additional paid-in capital	—	—	(299)	299	—	—	—	—
Cumulative effect adjustment associated with the implementation of EITF 04-5	—	—	(785)	—	—	59	—	(726)
Adjustment to record change of interest in the operating partnership due to the issuance of operating partnership units in excess of book value	—	—	2,066	—	—	—	—	2,066

Balance at December 31, 2006	8,000	$80	$87,224	$—	$73	$(27,702)	$—	$59,675

See notes to consolidated and combined financial statements

COGDELL SPENCER INC AND COGDELL SPENCER INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Company		Predecessor
	For the Year Ended	November 1, 2005 -	January 1, 2005 -	For the Year Ended
	December 31, 2006	December 31, 2005	October 31, 2005	December 31, 2004
	(In thousands)

Operating activities:
Net income (loss)	$(9,097)	$(5,600)	$3,824	$8,044
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Minority interests	(4,937)	(3,055)	—	—
Depreciation and amortization (including amounts in discontinued operations)	30,325	4,142	8,480	9,620
Amortization of acquired above market leases and acquired below market leases, net (including amounts in discontinued operations)	(990)	(134)	—	—
Straight-line rent revenue	(189)	(7)	(603)	(730)
Amortization of deferred finance costs and debt premium	92	(18)	371	485
Equity-based compensation	88	6,397	—	—
Gain from sale of real estate partnership interests	(484)	—	—	—
Gain from sale of property — discontinued operations	(435)	—	—	—
Equity in (earnings) loss of unconsolidated real estate partnerships	(4)	(3)	47	60
Change in fair value of interest rate swap agreements	(9)	(14)	(2,436)	(2,874)
Termination of interest rate swap agreements	736	—	—	—
Write-off of debt premium upon extinguishment of debt	—	(70)	—	—
Prepayment penalty for early extinguishment of debt	37	—	—	—
Changes in operating assets and liabilities:
Other assets	(966)	144	(1,509)	261
Accounts payable and accrued expenses	1,733	(147)	2,138	1,223

Net cash provided by operating activities	15,900	1,635	10,312	16,089
Investing activities:
Cash paid in Formation Transactions, net of cash assumed	—	(27,032)	—	—
Investment in real estate properties and businesses	(104,778)	(2,715)	(6,067)	(13,182)
Purchase of minority interests in the operating partnership	(1,414)	—	61	—
Proceeds from sale of real estate property and capital lease	2,215	51	(82)	73
Proceeds from sale of real estate partnership interests	587	—	—	—
Advances to unconsolidated real estate partnerships	—	—	—	(209)
Distributions received from unconsolidated real
estate partnerships	6	—	—	54
Decrease (increase) in restricted cash	(203)	2,234	149	(503)

Net cash used in investing activities	(103,587)	(27,462)	(5,939)	(13,767)
Financing activities:
Proceeds from mortgage notes payable	43,270	4,550	1,987	32,084
Repayments of mortgage notes payable	(8,675)	(71,357)	(4,154)	(19,264)
Proceeds from line of credit	92,250	19,600	3,198	—
Repayments to line of credit	(34,363)	(4,711)	—	(525)
Prepayment penalty for early extinguishment of debt	(37)	—	—	—
Equity contributions to Predecessor entities	—	—	142	3,349
Net proceeds from sale of common stock	—	91,368	—	—
Dividends and distributions	(12,981)	(2,886)	(7,026)	(13,143)
Distributions to minority interests in real estate partnership	(134)	(222)	—	—
Payment of deferred financing costs	(398)	(944)	(10)	(621)

Net cash provided by (used in) financing activities	78,932	35,398	(5,863)	1,880

Increase (decrease) in cash and cash equivalents	(8,755)	9,571	(1,490)	4,202
Balance at beginning of period	9,571	—	13,459	9,257
Cumulative effect adjustment associated with the implementation of EITF 04-5	213	—	—	—

Balance at end of period	$1,029	$9,571	$11,969	$13,459

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$13,372	$1,672	$10,464	$12,045

Supplemental cash flow information — noncash investing and financing activities:
Acquisitions (See Note 4 for purchase price allocation):
Common stock and limited partnership units issued in connection with the acquisition of real estate properties and businesses, net of EITF 94-2 historical cost basis adjustment	$6,017	$55,773	$—	$—
Debt assumed with purchase of properties	5,178	212,393	—	—
Assumption of accounts payable and accrued expenses and interest rate swap agreements	—	5,194	—	—
Assumption of construction in progress, restricted cash, and other assets	—	5,016	—	—
Contributions receivable	—	—	178	—
Accrued dividends and distributions	4,404	—	2,348	—
Negative carrying amount in unconsolidated real estate partnership distributed to owners	—	—	124	—
Property contribution from member	—	—	—	3,395
Property distribution to member	—	—	—	985

See notes to consolidated and combined financial statements

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.	Organization and Ownership

Cogdell Spencer Inc. (the “Company”), incorporated in Maryland in 2005, is a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”) that invests in specialty office buildings for the medical profession, including medical offices, ambulatory surgery and diagnostic centers, in the United States of America. As of December 31, 2006, the Company’s portfolio consisted of 50 wholly-owned properties, four joint venture properties, and 58 managed medical office buildings.

James W. Cogdell (the “Founder”) formed the Company with the intent to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and to effect an initial public offering (the “Offering”) of the common stock of the Company. The Company completed its initial public offering on November 1, 2005. The Offering resulted in the sale of 5,800,000 shares of common stock at a price of $17.00 per share, generating gross proceeds to the Company of $98.6 million. On November 29, 2005, an additional 300,000 shares of common stock were sold at $17.00 per share as a result of the underwriters exercising their over-allotment option, generating gross proceeds to the Company of $5.1 million. The aggregate proceeds to the Company, net of underwriter’s discounts, commissions and financial advisory fees and other offering costs, were $91.4 million.

Cogdell Spencer Inc. Predecessor (the “Predecessor”) was engaged in the business of owning, developing, redeveloping, acquiring and managing medical office buildings and other healthcare related facilities primarily in the southeastern United States. The Predecessor was not a legal entity, but represented a combination of certain real estate entities based on common management. During all periods presented in the accompanying combined financial statements of the Predecessor, it had the responsibility for the day-to-day operations of such combined entities. Cogdell Spencer Advisors, Inc. had management agreements with other entities that have not been combined with the Predecessor entities as other partners or members did not contribute their interests as part of the formation transactions discussed below.

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

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The Predecessor consisted of Cogdell Spencer Advisors, Inc., and the limited liability companies and partnerships as shown in the following chart:

Entity	Property Location	Property Type	Properties

Augusta Medical Partners, LLC	Augusta, GA	Medical Office	4
Baptist Northwest Limited Partnership	Columbia, SC	Medical Office	1
Barclay Downs Associates, LLC/Matthews Land Group, LLC	Charlotte, NC	Corporate Offices	1
Beaufort Medical Plaza, LLC	Beaufort, SC	Medical Office	1
Cabarrus Medical Partners, LLC	Greater Concord, NC	Medical Office	5
Cabarrus POB, LLC	Concord, NC	Medical Office	1
Cogdell Investors (Birkdale), LLC	Huntersville, NC	Wellness, Medical Office	1
Cogdell Investors (Mallard), LLC	Charlotte, NC	Medical Office	1
Cogdell Investors (Birkdale II), LLC	Huntersville, NC	Retail Center	1
Copperfield MOB, LLC	Concord, NC	Medical Office	1
East Jefferson Medical Office Building Limited Partnership	Metairie, LA	Medical Office	1
East Jefferson Medical Specialty Building Limited Partnership	Metairie, LA	Medical Office	1
East Rocky Mount Kidney Center, LLC	Rocky Mount, NC	Medical Office, Kidney Dialysis	1
Franciscan Development Company, LLC	Ashland, KY	Medical Office, Surgery	1
Gaston MOB, LLC	Gastonia, NC	Medical Office	1
HMOB Associates Limited Partnership	Columbia, SC	Medical Office	1
Medical Arts Center of Orangeburg General Partnership	Orangeburg, SC	Medical Office	1
Medical Investors, LLC, Medical Investors I, LLC, Medical Investors III, LLC	Charlotte, NC and Charleston, SC	Medical Office	5
Medical Park Three Limited Partnership	Columbia, SC	Medical Office	1
Mulberry Medical Park Limited Partnership	Lenoir, NC	Medical Office	1
Providence Medical Office Building, LLC	Columbia, SC	Medical Office	3
River Hills Medical Associates, LLC	Little River, SC	Medical Office	1
Rocky Mount Kidney Center Limited Partnership	Rocky Mount, NC	Medical Office, Kidney Dialysis	1
Rocky Mount MOB, LLC	Rocky Mount, NC	Medical Office	1
Rocky Mount Medical Park Limited Partnership	Rocky Mount, NC	Medical Office	1
Roper MOB, LLC	Charleston, SC	Medical Office	1
Rowan OSC Investors, LLC	Salisbury, NC	Surgery Center	1
St. Francis Community MOB, LLC	Greenville, SC	Medical Office	2
St. Francis Medical Plaza, LLC	Greenville, SC	Medical Office	2
West Medical Office I, LLC	Charleston, SC	Medical Office	1

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies

Basis of Presentation

The Company reviews its interests in entities to determine if the entity’s assets, liabilities, noncontrolling interests and results of activities should be consolidated by an entity that is included in the consolidated financial statements in accordance with FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”) and EITF 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

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

Rental income related to non-cancelable operating leases is recognized as earned over the term, which is the period from occupancy to lease termination date, of the lease agreements on a straight-line basis. Rental income recognized on a straight-line basis for certain lease agreements results in recognized revenue exceeding or less than amounts contractually due from tenants. These leases generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes. At times the Company will receive cash payments at the inception of the lease for tenant improvements and these amounts are amortized into rental revenue over the life of the lease. These amounts are included in “Accounts payable and accrued expenses” in the consolidated and combined balance sheets. The Company monitors the creditworthiness of its tenants on a regular basis and maintains an allowance for doubtful accounts. Such amount is immaterial to the financial statements.

The Company recognizes sales of real estate properties upon closing. Payments received from purchasers prior to closing are recorded as deposits. Profit on real estate sold is recognized using the full accrual method upon closing when the collectibility of the sales price is reasonably assured and the Company is not obligated to perform significant activities after the sale. This includes the buyer’s initial and continuing investments being adequate to demonstrate a commitment to pay for the property and the Company not having substantial continuing involvement whereby the usual risks and rewards of ownership would not be transferred to the buyer. Profit may be deferred in whole or part until the sales meet the requirements of profit recognition on sales of real estate under Financial

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”).

The Company receives fees for property management and development and consulting services provided from time to time to third parties which are reflected as management fee revenue and development fee revenue. Management fees are generally based on a percentage of revenues for the month as defined in the related property management agreements. Development and advisory fees are recorded based on a percentage of completion method using management’s best estimate of time and costs to complete projects. There are no significant over-billed or under-billed amounts and changes in estimates during the three years ended December 31, 2006 have not been material. Other income on the Company’s statement of operations generally includes income incidental to the operations of the Company and is recognized when earned. Interest income includes the amortization of unearned income related to a sales-type capital lease.

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

Fee revenue for the year ended December 31, 2004, includes $0.6 million of revenue related to a project where services were performed prior to 2004 but collectibility was not assured. During 2004, payment for services performed was received and the revenue has been reflected as fee revenue in 2004.

Income Taxes

The Company elected to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement that 90% of ordinary taxable income to be distributed. As a REIT, the Company will generally not be subject to federal income tax to the extent that it meets the organization and operational requirements and distributions exceed taxable income. For the year ended December 31, 2006, the Company met the organization and operational requirements and distributions exceeded net taxable income. Accordingly, no provision has been made for federal and state income taxes.

Cogdell Spencer Advisors, LLC (“CSA, LLC”), wholly-owned by the Operating Partnership, has elected to be a Taxable REIT Subsidiary. Consera Healthcare Real Estate, LLC (“Consera”) was acquired in September 2006 and is a wholly-owned subsidiary of the Operating Partnership. Consera has elected to be a Taxable REIT Subsidiary. As Taxable REIT Subsidiaries, the operations of CSA, LLC and Consera are generally subject to corporate income taxes. Consera has a deferred tax liability of $0.2 million. The taxable income and deferred taxes, except as previously mentioned, of CSA, LLC and Consera are immaterial to the financial statements.

During 2006, the Company paid three quarterly dividends of $0.35 per share, totaling $1.05 per share for the year. These quarterly dividends were paid in April, July, and October 2006. The dividends of $1.05 per share are classified for income tax purposes as 34.3% taxable ordinary dividend, 3.8% capital gain (2.9% long term capital gain and 0.9% unrecaptured Section 1250 gain), and 61.9% return of capital (non-taxable). No portion of the dividends constitutes “qualified dividends” eligible for the reduced rates on dividends pursuant to the Jobs and Growth Tax Relief Reconciliation Act of 2003.

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

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income or Loss

Comprehensive income or loss includes net income (loss) and all other non-owner changes in stockholders’ equity during a period including unrealized fair value adjustments on certain derivative agreements.

Cash and Cash Equivalents

The Company considers all short-term investments with maturities of three months or less when purchased to be cash equivalents. Restricted cash and short-term investments are excluded from cash for the purpose of preparing the consolidated and combined statements of cash flows.

The Company maintains cash balances in various banks. At times the amounts of cash may exceed the $0.1 million amount insured by the FDIC. The Company does not believe it is exposed to any significant credit risk on cash and cash equivalents.

Restricted Cash

Restricted cash includes escrow accounts held by lenders. Restricted cash also includes proceeds from property sales deposited with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations.

Real Estate Properties and Related Intangible Assets

Land and buildings and improvements are recorded at cost. For developed properties, direct and indirect costs that clearly relate to projects under development are capitalized in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” Costs include construction costs, professional services such as architectural and legal costs, travel expenses, capitalized interest and direct payroll and other acquisition costs. The Company begins capitalization when the project is probable. Capitalization of interest ceases when the property is ready for its intended use, which is generally near the date that a certificate of occupancy is obtained.

Depreciation and amortization is computed using the straight-line method for financial reporting purposes. Buildings and improvements are depreciated over 13 to 50 years. Tenant improvement costs, which are included in building and improvements in the consolidated balance sheets, are depreciated over the shorter of (i) the related remaining lease term or (ii) the life of the improvement. Corporate furniture, fixtures and equipment, which are included in “Other assets,” are depreciated over three to seven years.

Acquisitions of properties and Operating Partnership minority interests are accounted for utilizing the purchase method in accordance with SFAS No. 141, “Business Combinations,” and accordingly the purchase cost is allocated to tangible and intangible assets and liabilities based on their relative fair values. The fair value of tangible assets acquired is determined by valuing the property as if it were vacant, applying methods similar to those used by independent appraisers of income-producing property. The resulting value is then allocated to land and buildings improvements, and tenant improvements based on management’s determination of the relative fair value of these assets. The assumptions used in the allocation of fair values to assets acquired are based on management’s best estimates at the time of evaluation.

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

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The aggregate value of other acquired intangible assets consists of acquired ground leases and acquired in-place leases and tenant relationships. The fair value allocated to acquired in-place leases consists of a variety of components including, but not necessarily limited to: (a) the value associated with avoiding the cost of originating the acquired in-place leases (i.e. the market cost to execute a lease, including leasing commissions and legal fees, if any); (b) the value associated with lost revenue related to tenant reimbursable operating costs estimated to be incurred during the assumed lease-up period (i.e. real estate taxes, insurance and other operating expenses); (c) the value associated with lost rental revenue from existing leases during the assumed lease-up period; and (d) the value associated with any other inducements to secure a tenant lease.

As required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company assesses the potential for impairment of its long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicate that the recorded value might not be fully recoverable. Management determines whether impairment in value has occurred by comparing the estimated future undiscounted cash flows expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate is adjusted to fair value and an impairment loss is recognized.

SFAS 144 requires that the operations and gains and losses associated with sales of “components of an entity,” as defined in SFAS 144, be reclassified and presented as discontinued operations. The Company generally has no plans to actively engage in the disposition of any specific real estate property or group of real estate properties, but does from time to time dispose of properties in the normal course of business.

Repairs, Maintenance and Major Improvements

The costs of ordinary repairs and maintenance are charged to operations when incurred. Major improvements that enhance the value or extend the life of an asset are capitalized and depreciated over the remaining useful life of the asset. In some circumstances lenders require the Company to maintain a reserve account for future repairs and capital expenditures. These amounts are classified as restricted cash.

Capitalization of Interest

The Company capitalizes interest costs on borrowings incurred during the construction of qualifying assets. Capitalized interest is added to the cost of the underlying assets and is depreciated over the useful lives of the assets. For the years ended December 31, 2006, 2005 and 2004, the Company capitalized interest of approximately $324,000, $24,000, and $52,000, respectively, in connection with various development projects.

Tenant Receivables

Tenant receivables are recorded and carried at the amount billable per the applicable lease agreement, less any allowance for uncollectible accounts. An allowance for uncollectible accounts is made when collection of the full amounts is no longer considered probable. There are allowances for uncollectible accounts for each period presented which are not significant. Tenant receivables and straight-line rent adjustments are recorded in “Other assets” in the accompanying consolidated balance sheets.

Investment in Capital Lease

Investment in capital lease consists of a building on a sales-type capital lease. The Predecessor recognized the sale in accordance with SFAS 66. Unearned income is amortized into interest income using a method that is not materially different from a method that produces a constant periodic rate of return on the net investment in the lease. The interest income is recorded in “Interest and other income.”

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

Unconsolidated Real Estate Partnerships

The Company records investments in which it does not control but exercises significant influence under the equity method in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Common Stock,” and AICPA Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures.” In circumstances where the real estate partnerships have distributions in excess of the investment and accumulated earnings or experienced net losses in excess of the investment and the Company has guaranteed debt of the entity or otherwise intends to provide financial support, the Company has reduced the carrying value of its investment below zero and recorded a liability in “Accounts payable and accrued expenses.” Services performed for real estate joint ventures and capitalized by real estate joint ventures are recognized to the extent attributable to the outside interests in the real estate joint venture.

Goodwill

The Company accounts for Goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill is tested annually at September 30 for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount, including goodwill, exceeds the reporting unit’s fair value and the implied fair value of goodwill is less than the carrying amount of that goodwill.

Guarantees

The Company records a liability using expected present value measurement techniques for guarantees entered into or modified subsequent to December 31, 2003 in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).

Fair Value of Financial Instruments

The Company follows SFAS No. 107, “Disclosures about the Fair Value of Financial Instruments” which requires the disclosure of the fair value of financial instruments for which it is practicable to estimate. The Company does not hold or issue financial instruments for trading purposes. The Company considers the carrying amounts of cash and cash equivalents, restricted cash, tenant receivables, interest rate swap agreements, accounts payable and accrued expenses to approximate fair value due to the short maturity of these instruments. The Company has estimated the fair value of the mortgages and notes payable utilizing present value techniques. At December 31, 2006, the carrying amount and estimated fair value of the mortgages and notes payable was $262.0 million and $262.3 million, respectively. At December 31, 2005, the carrying amount and estimated fair value of the mortgages and notes payable was $160.2 million and $160.7 million, respectively.

Offering Costs

Underwriting commissions and other offering costs of raising equity are reflected as a reduction in additional paid-in capital.

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

The estimated fair value of fully vested stock awards and long-term incentive units (“LTIP”) granted on the offering date was recorded as an expense upon closing of the Offering. The estimated fair value of the restricted stock granted by the Company is being amortized over the vesting period of the restricted stock agreements. On November 1, 2005, the Company recorded compensation expense of $6.4 million related to the grant of vested equity incentives in connection with the completion of the Offering.

Reclassifications

Certain 2005 and 2004 amounts have been reclassified to conform to the 2006 presentation. The reclassifications did not affect previously reported stockholders’ equity or net loss. These reclassifications include the reclassification of the operating results of one property to discontinued operations. For additional information, see Note 4, “Acquisitions and Dispositions.”

Recent Accounting Pronouncements

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

The Company implemented EITF 04-5 effective January 1, 2006 for existing partnerships. As a result of the implementation, the Company determined that Rocky Mount MOB LLC (“Rocky Mount MOB”) is required to be included in the Company’s consolidated financial results. The Company owns 34.5% of Rocky Mount MOB. Pursuant to the transition guidance contained in EITF 04-5, the Company has included a cumulative effect adjustment related to the consolidation of Rocky Mount MOB effective January 1, 2006. The Company’s investment in Rocky Mount MOB of $0.8 million has been eliminated, which reduced other assets and additional

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

paid in capital. The following was Rocky Mount MOB’s balance sheet as of January 1, 2006, as consolidated by the Company (in thousands):

Assets
Real estate property:
Land	$228
Buildings and improvements	4,990
Less: Accumulated depreciation	(856)

Total real estate property, net	4,362
Cash and cash equivalents	213
Other assets	8

Total assets	$4,583

Liabilities and members’ equity
Mortgage loans	$4,340
Accounts payable and accrued liabilities	18

Total liabilities	4,358
Minority interests in real estate partnership	170
Company’s equity	55

Total liabilities and members’ equity	$4,583

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken in an income tax return. For those benefits recognized, a tax position must be more-likely-than-not to be sustained based solely upon the technical merits of the position. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that, on a cumulative basis, is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming that the taxing authority has full knowledge of the position and all relevant facts. FIN 48 is effective for the Company’s fiscal year beginning January 1, 2007. The Company has preliminarily assessed the effect of adopting FIN 48 and does not expect to record a material FIN 48 adjustment effective January 1, 2007.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. The adoption of SAB 108 had no impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value for assets and liabilities, establishes a framework for measuring fair value and expands disclosures

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

about fair value measurements. SFAS 157 is effective January 1, 2008. SFAS 157 is not expected to have a material impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires recognition of the funded status of such plans as an asset or liability, with changes in the funded status recognized through comprehensive income in the year in which they occur. These provisions of SFAS 158 are effective December 31, 2006. Additionally, SFAS 158 requires measurement of a plan’s assets and its obligations at the end of the employer’s fiscal year, effective December 31, 2008. SFAS 158 has not had, and is not expected to have, a material impact on the Company’s results of operations or financial position.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of this new standard on its financial statements.

3.	Minimum Future Rental Revenues

The Company’s properties are generally leased to tenants under non-cancelable, fixed-term operating leases with expirations through 2023. Some leases provide for fixed rent renewal terms or market rent renewal terms. The Company’s leases generally require the lessee to pay minimum rent, additional rent based upon increases in the Consumer Price Index and all taxes (including property tax), insurance, maintenance and other operating costs associated with the leased property.

Future minimum lease payments by tenants under the non-cancelable operating leases as of December 31, 2006 were as follows (in thousands):

For the year ending:
2007	$48,889
2008	42,042
2009	35,126
2010	26,849
2011	20,844
Thereafter	42,621

$216,371

The Company has one building leased to a tenant under a capital lease that began in 1987 and expires in 2017, with a bargain renewal option through 2027 that the Company intends to exercise. The tenant is the owner of the land and has leased the land to the Company. Upon renewal of the ground lease, the building lease automatically extends for the same 10 year extension period. The components of the “Investment in capital lease” are as follows (in thousands):

	December 31,	December 31,
	2006	2005

Total minimum lease payments	$14,187	$14,948
Less: Unearned income	(7,994)	(8,449)

Investment in capital lease	$6,193	$6,499

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Total minimum lease payments receivable on the capital lease as of December 31, 2006, exclusive of the operating expense reimbursement payments, are as follows (in thousands):

For the year ending:
2007	$766
2008	772
2009	778
2010	784
2011	790
Thereafter	10,297

$14,187

4.	Acquisitions and Dispositions

During year ended December 31, 2006, the Company, through the Operating Partnership, acquired for investment purposes, real estate properties and businesses as follows:

•	Methodist Professional Center One was acquired on February 15, 2006, for $39.9 million inclusive of credits from the seller in the amount of $0.5 million related to potential future capital improvements, reducing the initial purchase price to $39.4 million. The property has 171,114 square feet of medical office space, inclusive of a 24,080 square foot sublease in Methodist Professional Center II. The property was 94.7% leased at the time of purchase, and an adjacent 951-space parking deck.

•	On March 30, 2006, the Company acquired Hanover Medical Office Building One and the 1808/1818 Verdugo Boulevard properties. The combined portfolio purchase price was $36.1 million, inclusive of $0.8 million in credits from the seller relating to potential future capital improvements, reducing the initial purchase price to $35.3 million. The properties have 163,403 square feet of medical office space and was 98.5% leased on the date of acquisition.

•	Mary Black Westside MOB was acquired on August 4, 2006, for $5.2 million. The Company received credits from the seller of $0.8 million related to potential future capital improvements, which reduced the initial purchase price to $4.4 million. The building has 37,455 square feet of medical office space and was 100.0% leased on the date of acquisition.

•	On September 28, 2006, the Company acquired Parkridge MOB for $19.1 million. The Company received credits from the seller of $1.5 million related to potential future capital improvements, which reduced the initial purchase price to $17.6 million. The property has 89,451 square feet of medical office space and was 94.6% leased at the time of acquisition.

•	On September 28, 2006, the Company acquired Consera Healthcare Real Estate, LLC, a medical office building management company based in Columbia, SC. Consera manages 39 properties containing 1.6 million square feet in South Carolina, Kentucky, Virginia and Florida.

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The following table is an allocation of the purchase price of the acquisitions during the year ended December 31, 2006 (in thousands):

Land	$5,719
Building and improvements	85,136
Acquired in place lease value and deferred leasing costs	6,853
Acquired below market ground leases	232
Acquired above market leases	376
Acquired below market leases	(1,417)
Other assets	1,232
Interest rate cap transaction agreement	245
Deferred tax liability	(242)
Acquired above market ground lease	(191)
Goodwill	2,451

Total purchase price allocated	$100,394

The following summary of selected unaudited pro forma results of operations presents information as if the purchase of Methodist Professional Center One, Hanover Medical Office Building One, 1808 and 1818 Verdugo Boulevard, Parkridge MOB, Mary Black Westside and Consera Healthcare Real Estate, LLC properties and businesses had occurred at the beginning of each period presented. The unaudited pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future (in thousands, except per share amount):

		Company/
	Company	Predecessor	Predecessor
	Year Ended December 31,
	2006	2005	2004

Total revenues	$66,004	$64,670	$62,791
Net income (loss)	$(8,737)	$393	$10,213
Per share information:
Loss per share — basic and diluted	$(1.10)

On November 1, 2005, as discussed in Note 1, the Operating Partnership engaged in certain formation transactions that resulted in the acquisition of 44 properties, the acquisition of minority ownership interests in eight real estate properties, and the acquisition of Cogdell Spencer Advisors, Inc. Concurrent with the Formation Transactions, the Company acquired a majority ownership in the Operating Partnership. In connection with the Formation Transactions, 3,831,040 Operating Partnership units and 1,842,274 shares of common stock were issued. The Formation Transactions’ purchase price was allocated as follows (in thousands):

Operating Partnership units issued	$65,132
Common shares issued	31,319
Cash	36,454
Assumption of liabilities	216,764
Assumption of assets, including cash	(17,916)
EITF 94-2 historical cost basis adjustment	(43,878)

Purchase price to be allocated	$287,875

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

In accordance with the EITF Abstract No. 94-2, “Treatment of Minority Interests in Certain Real Estate Investment Trusts” (“EITF 94-2”) and SEC Staff Accounting Bulletin No. 48, “Transfers of Nonmonetary Assets by Promoters or Stockholders,” the transfers made by the Promoter, James W. Cogdell, in exchange for Operating Partnership units and common shares have been recorded at his historical cost basis. To the extent the other investors exchanged their ownership interests; the acquisition has been recorded at the estimated fair value of the consideration exchanged.

The following is an allocation of the purchase price in accordance with SFAS 141 (in thousands):

Land	$15,868
Buildings and improvements	238,798
Investment in capital lease	6,550
Acquired above market leases	877
Acquired in place lease value and deferred leasing costs	22,399
Acquired ground leases	2,661
Goodwill	2,875
Other assets	1,712
Premium, net on assumed debt	(823)
Acquired below market leases	(3,042)

Total purchase price allocated	$287,875

On November 1, 2005, the Company, through the Operating Partnership, acquired 190 Andrews Medical Office Building located in Greenville, South Carolina from unaffiliated third parties. The property was acquired in exchange for 188,236 Operating Partnership units, equal to $3.2 million, based upon the Offering price of $17.00 per share, and the assumption of approximately $53,000 in cash, for a total consideration of $3.2 million. The following table is an allocation of the purchase price in accordance with SFAS 141 (in thousands). The pro forma results had the building been acquired at the beginning of the year would have been immaterial to both revenue and net income for the year.

Building and improvements	$2,663
Acquired in place lease value and deferred leasing costs	221
Acquired ground lease	274
Acquired below market leases	(11)

Total purchase price allocated	$3,147

Amortization expense related to lease intangibles for the years ended December 31, 2006, 2005, and 2004 was $10.1 million, $1.5 million, and $0.1 million, respectively. The Company expects to recognize amortization expense from existing lease intangible assets of $6.3 million, $4.5 million, $3.0 million, $1.8 million, and $1.2 million for the years ended December 31, 2007, 2008, 2009, 2010, and 2011, respectively. Goodwill is not amortized and is associated with the Real Estate Services segment.

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

In accordance with SFAS No. 144 net income and gain on disposition of real estate properties are reflected in the consolidated statements of operations as “discontinued operations” for all periods presented. In addition, the assets and liabilities of this property are separately reflected in “Other assets — held for sale” and in “Other liabilities — held for sale” in the consolidated balance sheets for all periods presented. Below is a summary of discontinued operations for the property sold during 2006 (in thousands):

		Company/
	Company	Predecessor	Predecessor
	Year Ended December 31,
	2006	2005	2004

Revenues:
Rental	$129	$230	$217

Total revenues	129	230	217
Expenses:
Property operating expenses	44	79	81
General and administrative	—	1	1
Depreciation and amortization	51	53	59
Interest expense	43	65	43

Total expenses	138	198	184
Income (loss) from discontinued operations before gain from sale of real estate property and minority interests in operating partnership	(9)	32	33
Gain from sale of real estate property	435	—	—

Income from discontinued operations before minority interests in operating partnership	426	32	33
Minority interests in operating partnership	(150)	1	—

Total discontinued operations	$276	$33	$33

There were no properties being actively marketed for sale as of December 31, 2006.

5.	Investments in Real Estate Partnerships

As of December 31, 2006, the Company had an ownership interest in four limited liability companies or limited partnerships. The following is a description of each of the entities:

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

The 2.0% ownerships in the Shannon Health/MOB Limited Partnership No. 1 and BSB Health/MOB Limited Partnership No. 2 were assumed as part of the Consera acquisition (See Note 4). The partnership agreements and

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

tenant leases of the limited partners are designed to give preferential treatment to the limited partners as to the operating cash flows from the partnerships. The Company, as the general partner, does not generally participate in the operating cash flows from these entities other than to receive property management fees. The limited partners can remove the Company as the property manager and as the general partner. These are accounted for under the equity method of accounting.

Rocky Mount MOB is included in the Company’s consolidated financial statements because the non-managing members do not have sufficient participation rights in the entity to overcome the presumption of control by the Company as the managing member. The non-managing members do have certain protective rights such as the ability to prevent the sale of building, the dissolution of the entity, or the incurrence of additional indebtedness.

The Company’s other real estate partnerships are unconsolidated and accounted for under the equity method of accounting based on the Company’s ability to exercise significant influence. The following is a summary of financial information for the limited liability companies and limited partnerships for the periods indicated. The information set forth below reflects the financial position and operations of the entities in their entirety, not just the Company’s interest in the real estate partnerships (in thousands):

	December 31, 2006	December 31, 2005

Financial position:
Total assets	$58,267	$32,606
Total liabilities	51,441	23,752
Members’ equity	6,826	8,854

	Year Ended	November 1, 2005 -
	December 31, 2006	December 31, 2005

Results of operations:
Revenues	$11,270	$1,070
Operating and general and administrative expenses	5,012	375
Net income	804	44

During 2006, the Company acquired the remaining 95% interest in Mary Black Westside that it did not previously own and began to consolidate the entity (Note 4). The Company sold its interest in Mary Black MOB Limited Partnership and Mary Black MOB II Limited Partnership. Prior to the disposal the Company owned 9.6% of Mary Black MOB Limited Partnership and 1.0% of Mary Black MOB II Limited Partnership. The Company recorded a gain of $0.3 million on the sale of these interests. Also during 2006, the Company sold its interest in Cabarrus Land Company, LLC. Prior to the sale, the Company owned 5.0%. The Company recorded a gain of $0.2 million on the sale of this interest. All of these investments were previously accounted for under the equity method of accounting.

The Predecessor had investments in limited liability companies and limited partnerships that were accounted for under the equity method of accounting based on the Predecessor’s ability to exercise significant influence. These entities primarily own medical office buildings or hold investments in companies that own medical office buildings. The following is a summary of financial information for the limited liability companies and limited partnerships for the periods indicated (in thousands):

	Ten Months	Year Ended
	Ended October 31,	December 31,
	2005	2004

Results of operations:
Revenues	$5,126	$5,604
Operating and general and administrative expenses	2,527	2,302
Net income	466	663

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

6.	Mortgages, Notes Payable and Guarantees

Mortgages and notes payable consist of the following (dollars in thousands):

				Interest
	Outstanding at	Outstanding at	Stated	Rate at
	December 31,	December 31,	Interest	December 31,	Maturity
Entity	2006	2005	Rate	2006	Date	Amortization

Baptist Northwest Medical Park LP	$2,297	$2,344	8.25%	8.25%	2/1/2011	25 years
Beaufort Medical Plaza, LLC	5,152	5,270	LIBOR + .95	6.28	8/18/2008	25 years
Cabarrus Medical Partners, LLC	8,935	10,378	LIBOR + 1.50 (1)	6.83	12/15/2014	25 years
Cogdell Investors (Birkdale), LLC	7,623	7,758	6.75	6.75	10/1/2008	25 years
East Jefferson Medical Office Building LP	9,589	9,773	6.01	6.01	8/10/2014	25 years
Gaston MOB, LLC	16,566	17,358	LIBOR + 1.25	6.58	11/22/2007	25 years
Hanover MOB, LLC	5,088	—	6.00	6.00	11/1/2009	25 years
HMOB Associates Limited Partnership	5,743	5,935	5.93	5.93	11/1/2013	20 years
Barclay Downs Associates, LLC	4,550	4,550	6.50	6.50	11/15/2012	25 years(5)
Medical Arts Center of Orangeburg GP	2,628	2,723	5.95	5.95	12/18/2007	20 years
Medical Investors I, LLC	8,803	8,962	LIBOR + 1.85	7.18	12/10/2007	25 years
Medical Park Three Limited Partnership	8,243	8,418	5.55	5.55	3/25/2014	25 years
Indianapolis MOB, LLC	30,000	—	LIBOR + 1.30	6.63	10/31/2009	interest only
Mulberry Medical Park LP	1,101	1,152	6.75	6.75	10/15/2007	20 years
Parkridge MOB, LLC	13,270	—	LIBOR + 1.45	6.78	10/1/2007	interest only
Providence Medical Office Building, LLC	9,019	9,206	6.12	6.12	1/12/2013	25 years
River Hills Medical Associates, LLC	3,069	3,161	LIBOR + 2.00	7.33	11/30/2008	22 years
Rocky Mount Kidney Center LP	1,107	1,141	6.25	6.25	1/21/2009	20 years
Rocky Mount MOB, LLC	4,175	—	6.25	6.25	6/21/2007	25 years
Rocky Mount MOB, LLC	70	—	6.25	6.25	6/21/2007	25 years
Rocky Mount Medical Park LP(2)	7,953	7,953	Prime	7.25	8/15/2008	25 years
Roper MOB, LLC	9,860	10,164	LIBOR + 1.50	6.83	7/10/2009	18 years
Rowan OSC Investors, LLC	3,477	3,547	6.00	6.00	7/6/2014	25 years
St. Francis Community MOB, LLC	7,280	9,448	LIBOR + 1.40	6.73	8/18/2007	25 years
St. Francis Medical Plaza, LLC	8,444	10,689	LIBOR + 1.43	6.76	2/15/2007	25 years
Cogdell Spencer LP(3)	77,487	19,600	(4)	(4)	10/31/2008	—

Total	261,529	159,530
Premium, net	502	704

Total debt	$262,031	$160,234

(1)	Maximum interest rate of 8.25%; Minimum interest rate of 3.25%.

(2)	Maximum interest rate of 7.25%; Minimum interest rate of 4.25%. Interest only through December 2006.

(3)	Unsecured revolving credit facility.

(4)	The interest rate is, at the Company’s election, either (1) LIBOR plus a margin of between 100 to 130 basis points based on the Company’s leverage ratio (6.63% at December 31, 2006) or (2) the higher of the federal funds rate plus 50 basis points or Bank of America, N.A.’s prime rate (8.25% at December 31, 2006).

(5)	Interest only through January 2008.

The LIBOR rate was 5.33% and 4.39% at December 31, 2006 and 2005, respectively. The prime rate was 8.25% and 7.25% at December 31, 2006 and 2005, respectively.

On November 1, 2005, the Company, as guarantor, and the Operating Partnership entered into our $100.0 million Credit Facility, with a syndicate of financial institutions (including Bank of America, N.A., Citicorp North America, Inc. and Branch Banking & Trust Company) (collectively, the “Lenders”), with Bank of America, N.A., as

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

the administrative agent for the Lenders, and Banc of America Securities LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint book managers. The Credit Facility shall be available to fund working capital and other corporate purposes; finance acquisition and development activity; and refinance existing and future indebtedness. In August 2006, the Credit facility capacity was increased from $100.0 million to $130.0 million. The Credit Facility permits the Operating Partnership to borrow up to $130.0 million of revolving loans, with sub-limits of $25.0 million for swingline loans and $25.0 million for letters of credit.

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

The Credit Facility contains customary terms and conditions for credit facilities of this type, including: (1) limitations on the Company’s ability to (A) incur additional indebtedness, (B) make distributions to the Company’s stockholders, subject to complying with REIT requirements, and (C) make certain investments; (2) maintenance of a pool of unencumbered assets subject to certain minimum valuations thereof; and (3) requirements for the Company to maintain certain financial coverage ratios. These customary financial coverage ratios and other conditions include a maximum leverage ratio (65%, with flexibility for one two quarter increase to not more than 75%), minimum fixed charge coverage ratio (150%), maximum combined secured indebtedness (50%), maximum recourse indebtedness (15%), maximum unsecured indebtedness (60%, with flexibility for one two quarter increase to not more than 75%), minimum unencumbered interest coverage ratio (175%, with the flexibility for one two quarter decrease to 150%) and minimum combined tangible net worth ($30 million plus 85% of net proceeds of equity issuances by the Company and its subsidiaries after November 1, 2005).

As of December 31, 2006, there was $50.1 million available under the Credit Facility. There was $77.5 million outstanding at December 31, 2006 and $2.4 million of availability is restricted related to outstanding letters of credit.

The mortgages are collateralized by property and principal and interest payments are generally made monthly. Scheduled maturities of mortgages and notes payable under the line of credit as of December 31, 2006 are as follows (in thousands):

For the year ending:
2007	$62,002
2008	105,036
2009	46,438
2010	1,456
2011	3,562
Thereafter	43,035

$261,529

Certain of the Company’s mortgage notes payable and the Company’s Credit Facility require that the Company comply with certain affirmative, negative and financial covenants. The Company was in compliance with the covenants as of December 31, 2006.

In February 2007, the Company refinanced the St. Francis Medical Plaza, LLC mortgage note payable. The note payable now matures on June 15, 2008 and has a variable interest rate of LIBOR + 1.55%. In connection with the refinancing, there was a $0.8 million principal reduction payment.

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Guarantees

The Company guarantees debt in connection with certain of its development activities, including joint ventures. The Company has guaranteed, in the event of a default, the mortgage note payable for one unconsolidated real estate joint venture. An initial liability of $0.1 million has been recorded for the guarantee using expected present value measurement techniques. The guarantee, which has a principal balance of $9.0 million at December 31, 2006, will be released upon the full repayment of the mortgage note payable, which matures in December 2007. The mortgage is collateralized by property and the collateral will revert to the guarantor in the event the guarantee is performed.

Management believes the probability the Company will have to perform on the guarantee in the future is minimal and therefore the Company does not expect the Company’s guarantee to have a material impact on the Company’s financial statements.

7.	Derivative Financial Instruments

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

The interest rate swap agreements have been recorded on the balance sheet at their estimated fair values and included in “Other assets” or “Accounts payable and accrued expenses.” The agreements entered into prior to the Offering were not designated for hedge accounting and, accordingly, any changes in fair values are recorded in interest expense. For the years ended December 31, 2006, 2005, and 2004, approximately $9,000, $2.5 million, and $2.9 million, respectively, was recorded as a decrease to interest expense as a result of the change in the interest rate swap agreements’ fair value. The following table summarizes the terms of the agreements and their fair values at December 31, 2006 and 2005 (dollars in thousands):

	Notional
	Amount as					December 31,		December 31,
	of December 31,			Effective	Termination	2006		2005
Entity	2006	Receive Rate	Pay Rate	Date	Date	Asset	Liability	Asset	Liability

Beaufort Medical Plaza, LLC	$—	1 Month LIBOR	5.81%	10/25/1999	11/2/2006	$—	$—	$—	$133
Gaston MOB, LLC	—	1 Month LIBOR	3.25%	1/23/2003	11/2/2006	—	—	467	—
Medical Investors I, LLC	—	1 Month LIBOR	4.82%	2/10/2003	11/2/2006	—	—	—	37
River Hills Medical Associates, LLC	—	1 Month LIBOR	3.63%	3/10/2003	11/2/2006	—	—	94	—
Roper MOB, LLC	—	1 Month LIBOR	4.45%	7/26/2004	11/2/2006	—	—	90	—

						$—	$—	$651	$170

In November 2006, the Company terminated the five interest rate swap agreements. The Company received cash $0.5 million for the value of these agreements upon termination. The Company then entered into new interest rate swap agreements and had cash flow hedge documentation in place to qualify for hedge accounting. In addition, the Company entered into a new interest rate swap agreement related to the financing obtained for Methodist Professional Center One. The interest rate swap agreements are reported at fair value in the consolidated balance sheet and changes in the fair value are reported in accumulated comprehensive income (loss) exclusive of

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

ineffectiveness amounts, which are reported in interest expense. The following table summarizes the terms of the new agreements as of December 31, 2006 (dollars in thousands):

	Notional
	Amount as					December 31,		December 31,
	of December 31,				Expiration	2006		2005
Entity	2006	Receive Rate	Pay Rate	Effective Date	Date	Asset	Liability	Asset	Liability

Beaufort Medical Plaza, LLC	$5,049	1 Month LIBOR	5.01%	11/2/2006	7/25/2008	$6	$—	$—	$—
Gaston MOB, LLC	16,566	1 Month LIBOR	5.18%	11/3/2006	11/22/2007	8	—	—	—
Medical Investors I, LLC	8,803	1 Month LIBOR	5.15%	11/2/2006	12/10/2007	6	—	—	—
Methodist Professional Center I	30,000	1 Month LIBOR	4.95%	11/2/2006	10/31/2009	34	—	—	—
River Hills Medical Associates, LLC	3,069	1 Month LIBOR	4.97%	11/2/2006	12/15/2008	4	—	—	—
Roper MOB, LLC	9,860	1 Month LIBOR	4.95%	11/2/2006	7/10/2009	12	—	—	—

						$70	$—	$—	$—

As part of the asset purchase of Parkridge MOB, the Company assumed an Interest Rate Cap Transaction agreement with a notional amount of $13.3 million at September 28, 2006. The Cap Rate is 4.50% per annum on 1 month LIBOR. The termination date of the agreement is January 1, 2010. Due to differences in principal amounts, payment dates, payment amounts, and maturity dates, the agreement was determined to be ineffective for hedge accounting and changes in fair value are recorded in interest expense. In November, 2006, the Company terminated the Interest Rate Cap Transaction agreement and received cash proceeds of $0.2 million, which was the value of the agreement at the termination date.

8.	Commitments and Contingencies

Construction in Progress

Construction in progress at December 31, 2006 consisted of four development projects, Carolina Forest Medical Plaza, Lancaster Rehabilitation, Lancaster General Health Campus and Mebane Medical Park for which the Company has begun construction. The following is a summary of the construction in progress balance (dollars in thousands):

		Estimated			Estimated
		Completion	Net Rentable	Investment	Total
Property	Location	Date	Square Feet	to Date	Investment

Carolina Forest Medical Plaza	Horry County, SC	2Q 2007	39,000	$4,342	$7,400
Lancaster Rehabilitation Hospital	Lancaster, PA	2Q 2007	52,800	5,130	12,300
Lancaster General Health Campus MOB	Lancaster, PA	4Q 2007	64,070	1,483	15,500
Mebane Medical Office Building	Mebane, NC	1Q 2008	60,000	413	16,200
Land and pre-construction developments			—	1,486	—

			215,870	$12,854	$51,400

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006, the Company has remaining purchase commitments totaling $22.3 million related to these projects. The Company has provided $2.4 million of bank letters of credit to one municipality as security for its obligations with two development projects. The outstanding letters of credit reduce Credit Facility availability by $2.4 million.

Operating Leases

The Company makes payments under operating lease agreements relating to various equipment leases and ground leases related to many of the Company’s properties. Future minimum lease commitments under these leases are as follows:

For the year ending:
2007	$529
2008	598
2009	601
2010	545
2011	549
Thereafter	6,811

$9,633

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

Tax Protection Agreements

In connection with the Formation Transactions, the Company entered into a tax protection agreement with the former owners of each contributed property who received Operating Partnership units.

Pursuant to these agreements, the Company will not sell, transfer or otherwise dispose of any of the properties (each a “protected asset”) or any interest in a protected asset prior to the eighth anniversary of the closing of the Offering unless:

1. a majority-in-interest of the holders of interests in the existing entities (or their successors, which may include the Company to the extent any Operating Partnership units have been redeemed or exchanged) with respect to such protected asset consent to the sale, transfer or other disposition; provided, however, with respect to three of the existing entities, Cabarrus POB, LLC, Medical Investors I, LLC and Medical Investors III, LLC, the required consent shall be a majority-in-interest of the beneficial owners of interests in the existing entities other than Messrs. Cogdell and Spencer and their affiliates; or

2. the Operating Partnership delivers to each such holder of interests, a cash payment intended to approximate the holder’s tax liability related to the recognition of such holder’s built-in gain resulting from the sale of such protected asset; or

3. the sale, transfer or other disposition would not result in the recognition of any built-in gain by any such holder of interests.

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

9.	Stockholders Equity

Shares and Units

An Operating Partnership unit and a share of the Company’s common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. An Operating Partnership unit may be redeemed for cash, or, at the Company’s option, exchanged for shares of common stock on a one-for-one basis after one year from issuance. A Long-term Incentive Plan (“LTIP”) unit is generally the economic equivalent of an Operating Partnership unit.

Dividends

During 2006, the Company paid three quarterly dividends of $0.35 per share, totaling $1.05 per share for the year. These quarterly dividends were paid in April, July, and October 2006. Total dividends paid during 2006 were $8.4 million. On December 18, 2006, the Company announced that the Board of Directors had declared a quarterly dividend of $0.35 per share of common stock payable on January 17, 2007 to stockholders of record on December 29, 2006. The dividend covers the fourth quarter of 2006 and $2.8 million is included in “Accrued dividends and distributions” in the December 31, 2006 consolidated balance sheet.

For the period November 1, 2005 through December 31, 2005, the Company paid one dividend of $0.2333 per share on December 27, 2005. The dividend payment totaled $1.9 million.

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

10.	Minority Interests

Minority interests in the Operating Partnership at December 31, 2006 and 2005 were $53.8 million and $62.0 million, respectively.

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006, there were 12,583,906 units of limited partnership in the Operating Partnership outstanding, of which 7,999,574, or 63.6%, were owned by the Company and 4,584,332, or 36.4%, were owned by other partners (including certain of our directors and senior management).

During 2006, 69,904 Operating Partnership units were redeemed by Operating Partnership Unitholders. The Company, through the Operating Partnership, redeemed the units for cash payments totaling $1.5 million. The per unit redemption prices ranged from $21.35 to $22.00, based on the preceding 10 day average of the Company’s Common Stock price per share.

During 2006, in connection with acquisition of properties and businesses, the Operating Partnership issued 289,197 units with a total value of $6.0 million. The per unit issuance prices ranged from $20.79 to $20.82, based on the preceding 8 or 10 day average of the Company’s Common Stock price per share.

Three quarterly distributions of $0.35 per unit, totaling $1.05 per unit for the year, were paid to Operating Partnership Unitholders. Total distributions paid to during 2006 were $4.6 million, excluding distributions to the Company. On December 18, 2006, the Company announced that the Board of Directors had declared a quarterly dividend of $0.35 per share of common stock payable on January 17, 2007 to stockholders of record on December 29, 2006. Distributions of $0.35 per unit for the fourth quarter of 2006 totaling $1.6 million are included in “Accrued dividends and distributions” in the December 31, 2006 consolidated balance sheet.

For the period November 1, 2005 through December 31, 2005, the Company paid one distribution of $0.2333 per unit on December 27, 2005. The distribution payment totaled $1.0 million, excluding distributions to the Company.

Minority interests in real estate partnership relates to Rocky Mount MOB.

11.	Incentive Plan

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

In connection with the Offering, the Company issued 345,793 vested LTIP units, 22,600 vested shares of restricted stock, and 35,500 shares of restricted stock that vested 20% on November 1, 2005 and will vest 20% on January 1, 2007, 2008, 2009, and 2010, respectively. The LTIP Units and restricted stock were valued at $17.00 per share resulting in a compensation charge of $6.4 million for the period November 1, 2005 through December 31, 2005. The compensation expense associated with the unvested restricted stock is recognized over the vesting period.

No stock options, dividend equivalents, or stock appreciation rights were issued in 2006. The Company values stock options using an option pricing model in accordance with SFAS 123R.

12.	401(k) Savings Plan

The Company sponsors a 401(k) plan (the “Plan”) covering substantially all of its employees. The Plan provides for the Company to make matching as well as profit-sharing contributions. Profit-sharing contributions are made at the discretion of management and are allocated to participants based on their level of compensation. Profit-sharing contributions were not paid in 2006, 2005 or 2004. The Company and Predecessor matched 100% of the employees’ contributions to the Plan up to a maximum of 4% of compensation in 2006, 2005 and 2004. The 401(k)

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

matching expense for the year ended December 31, 2006, 2005 and 2004 was approximately $0.1 million for each year.

13.	Loss per Share

The following is a summary of the elements used in calculating basic and diluted loss per share (in thousands, except per share amount):

		November 1, 2005
	Year Ended	through
	December 31, 2006	December 31, 2005

Loss from continuing operations	$(9,373)	$(5,597)
Income (Loss) from discontinued operations	276	(3)

Net loss	$(9,097)	$(5,600)

Per share data — basic and diluted:
Loss from continuing operations	$1.17	$(0.70)
Income (loss) from discontinued operations	0.03	(0.00)

Net loss	$(1.14)	$(0.70)

Weighted average shares outstanding — basic and diluted	7,975	7,972

The following potentially dilutive securities were outstanding, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive:

	December 31, 2006	December 31, 2005

Operating Partnership units	4,584,332	4,365,039
Unvested restricted stock	20,700	28,400

	4,605,032	4,393,439

14.	Related Party Transactions

The Fork Farm, a working farm owned by the Company’s Chairman and the Predecessor’s founder, periodically hosts events on behalf of the Company and the Predecessor. Charges for such events of approximately $30,000 annually are reflected in “general and administrative” expenses in the consolidated and the combined statement of operations.

The Predecessor provided certain payroll, employee benefit and other administrative services for The Fork Farm. These services were fully reimbursed by The Fork Farm to the Predecessor at the Predecessor’s cost, which was approximately $0.1 million annually.

Certain partners, including hospitals which may be lessors under air rights or ground leases, and members of the affiliated partnerships and limited liability companies of the Predecessor are also tenants in the properties in which they have an ownership. Total rental revenues related to these partners and members is reflected as “Rental-related party” revenue in the accompanying combined statements of operations. Subsequent to the Formation Transactions, Operating Partnership Unitholders or common stockholders of the Company who are also tenants do not qualify as related parties.

Effective January 2005, Copperfield MOB, LLC, as the lessor, has a master lease agreement with Cabarrus Land Company, LLC, an entity that the Company and the Predecessor owned a 5% interest. The master lease provides for a rental payment based on the unleased square footage in the building and expires in 2009. The maximum annual rental payment from the lessee related to the unleased square footage was $0.4 million. For the

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

year ended December 31, 2005, rental revenue related to this lease was $0.4 million. During 2006, the Company sold its interest in Cabarrus Land Company, LLC. During the period of common ownership, rental revenue related to this lease was $0.2 million.

Pursuant to an engagement letter entered into on December 1, 2004, the Predecessor engaged Realty Capital International Inc., an affiliate of Richard B. Jennings, one of the Company’s directors, to provide advisory services to the Predecessor relating to the structure and terms of the Formation Transactions and the Offering. As part of this engagement, the Predecessor paid $10,000 in cash per month in fees for its role as adviser through the closing of the Offering. Upon the closing of the Offering, Realty Capital International Inc. received a success fee of $0.5 million, which was equal to 0.5% of the gross offering proceeds, inclusive of the over-allotment proceeds.

15.	Segment Reporting

The Company defines business segments by their distinct customer base and service provided based on the financial information used by our chief operating decision maker to make resource allocation decisions and assess performance. There are two identified reportable segments: (1) property operations and (2) real estate services. Management evaluates each segment’s performance based on net operating income, which is defined as income before corporate general and administrative expenses, depreciation, amortization, interest expense, loss on early extinguishment of debt, gain on sale of real estate property, loss on unconsolidated real estate joint ventures, and minority interests in Operating Partnership. Intersegment revenues and expenses are reflected at the contractually

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

stipulated amounts and eliminated in consolidation or combination. The following table represents the segment information for the periods presented (in thousands):

	Company		Predecessor
	For the Year Ended	November 1, 2005 -	January 1, 2005 -	For the Year Ended
	December 31, 2006	December 31, 2005	October 31, 2005	December 31, 2004

Property operations:
Rental revenues	$51,807	$7,006	$35,794	$40,440
Interest and other income	831	116	878	831
Operating and general and administrative expenses	(19,148)	(2,583)	(11,122)	(11,563)
Intersegment expenses	(3,507)	(507)	(2,778)	(3,228)

Net operating income	$29,983	$4,032	$22,772	$26,480

Total segment assets, end of period	$379,574	$301,792		$176,929

Real estate services:
Fee revenue	$1,495	$221	$1,450	$2,364
Expense reimbursements	804	94	565	840
Other income	53	11	1	12
Intersegment revenues	3,507	507	2,778	3,228
Operating and general and administrative expenses	(3,453)	(652)	(3,893)	(4,900)

Net operating income	$2,406	$181	$901	$1,544

Total segment assets, end of period	$8,970	$5,160		$1,496

Reconciliations:
Total segment revenues	$58,497	$7,955	$41,466	$47,715
Elimination of intersegment revenues	(3,507)	(507)	(2,778)	(3,228)
Rocky Mount MOB and elimination of related intersegment revenues	787	—	—	—

Total combined revenues	$55,777	$7,448	$38,688	$44,487

Segment net operating income	$32,389	$4,213	$23,673	$28,024
Corporate general and administrative expenses	(3,414)	(7,139)	(3,172)	(1,368)
Depreciation and amortization expense	(30,155)	(4,125)	(8,444)	(9,561)
Interest expense	(13,928)	(1,500)	(8,222)	(9,024)
Loss from early extinguishment of debt	(37)	(103)	—	—
Gain from sale of real estate partnership interests	484	—	—	—
Net income of Rocky Mount MOB, net of minority interests	76	—	—	—
Gain (loss) on unconsolidated real estate partnerships	4	3	(47)	(60)
Minority interests in operating partnership	5,208	3,054	—	—
Total discontinued operations	276	(3)	36	33

Net income (loss)	$(9,097)	$(5,600)	$3,824	$8,044

Total segment assets	$388,544	$306,952		$178,425
Rocky Mount MOB total assets	4,514	—		—
Total discontinued operations	—	1,530		1,530

Total assets, end of period	$393,058	$308,482		$179,955

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

16.	Quarterly Financial Information (unaudited)

The tables below reflect the Company’s selected quarterly information for the Company and the Predecessor for the years ended December 31, 2006 and 2005 (in thousands, except per share amounts).

	Three Months Ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006

Total revenue	$15,295	$13,892	$13,978	$12,612

Loss from continuing operations	$(3,067)	$(2,622)	$(2,161)	$(1,523)
Total discontinued operations	—	283	(5)	(2)

Net loss	$(3,067)	$(2,339)	$(2,166)	$(1,525)

Per share — basic and diluted:
Loss from continuing operations	$(0.38)	$(0.33)	$(0.27)	$(0.19)
Total discontinued operations	—	0.04	(0.00)	(0.00)

Net loss	$(0.38)	$(0.29)	$(0.27)	$(0.19)

Weighted average shares — basic and diluted	7,977	7,976	7,975	7,973

	Three Months Ended
	December 31, 2005(1)	September 30, 2005	June 30, 2005	March 31, 2005

Total revenue	$11,649	$11,498	$11,469	$11,520

Income (loss) from continuing operations	$(5,032)	$834	$(68)	$2,458
Total discontinued operations	(7)	8	14	17

Net income (loss)	$(5,039)	$842	$(54)	$2,475

Per share — basic and diluted:
Loss from continuing operations	$(0.70)	$—	$—	$—
Total discontinued operations	(0.00)	—	—	—

Net loss	$(0.70)	$—	$—	$—

Weighted average shares — basic and diluted(2)	7,972

(1)	Represents consolidated operating results for the Company for the period from November 1, 2005 to December 31, 2005 and combined operating results for the Predecessor for the period October 1, 2005 to October 31, 2005. The operating results for the quarter ended December 31, 2005 may not be comparable to future expected operating results of the Company since they include various Offering-related charges.

(2)	The net loss per share-basic and diluted is for the period from November 1, 2005 to December 31, 2005. This may not be comparable to future net income (loss) per share since it includes the effect of various Offering-related charges.

COGDELL SPENCER INC.

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2006

						Cost Capitalized	Gross Amount at Which Carried at
				Initial Costs(J)		Subsequent to	December 31, 2006
					Building and	Acquisition or		Building and		Accumulated	Date	Date
Property Name	Location	Encumbrances		Land	Improvements(A)	Development	Land	Improvements(A)	Total(B)	Depreciation	Constructed(C)	Acquired
	(In thousands)

Verdugo Professional Building I	California	$—		$1,218	$8,228	$331	$1,220	$8,557	$9,777	$406	1972	2006
Verdugo Professional Building II	California	—		3,531	8,915	26	3,539	8,933	12,472	461	1987	2006
Augusta POB I	Georgia	—		259	8,431	372	259	8,803	9,062	872	1978	2005
Augusta POB II	Georgia	—		602	10,646	(38)	603	10,607	11,210	878	1987	2005
Augusta POB III	Georgia	—		339	3,986	274	340	4,259	4,599	297	1994	2005
Augusta POB IV	Georgia	—		551	4,672	342	552	5,013	5,565	376	1995	2005
Methodist Professional Center One	Indiana	30,000		—	37,830	1,036	—	38,866	38,866	1,370	1985	2006
Our Lady of Bellefonte	Kentucky	—		—	13,938	76	—	14,014	14,014	837	1997	2005
East Jefferson Medical Office Building	Louisiana	9,589		—	12,239	42	—	12,281	12,281	922	1985	2005
Barclay Downs	North Carolina	4,550		2,084	3,363	132	2,087	3,492	5,579	406	1987	2005
Birkdale Medical Village	North Carolina	7,623		1,087	5,829	14	1,089	5,841	6,930	415	1997	2005
Birkdale Retail	North Carolina	—		142	992	17	142	1,009	1,151	69	2001	2005
Cabarrus POB	North Carolina	—		—	7,446	187	—	7,633	7,633	530	1997	2005
Copperfield Medical Mall	North Carolina	(D	)	1,380	4,047	39	1,382	4,084	5,466	385	1989	2005
Copperfield MOB	North Carolina	—		—	9,281	805	—	10,086	10,086	446	2005	2005
East Rocky Mount Kidney Center	North Carolina	—		260	1,194	4	260	1,198	1,458	94	2000	2005
Gaston Professional Center	North Carolina	16,566		—	21,358	1,414	—	22,772	22,772	2,649	1997	2005
Harrisburg Family Physicians Building	North Carolina	(E	)	270	509	91	270	600	870	67	1996	2005
Harrisburg Medical Mall	North Carolina	(D	)	441	1,722	4	442	1,725	2,167	126	1997	2005
Lincoln/Lakemont Family Practice Center	North Carolina	(E	)	270	1,025	164	270	1,189	1,459	135	1998	2005
Mallard Crossing Medical Park	North Carolina	—		1,256	4,626	11	1,258	4,635	5,893	489	1997	2005
Midland Medical Mall	North Carolina	(D	)	288	1,134	36	288	1,170	1,458	100	1998	2005
Mulberry Medical Park	North Carolina	1,101		—	2,283	87	—	2,370	2,370	279	1982	2005
Northcross Family Medical Practice Building	North Carolina	(E	)	270	498	93	270	591	861	66	1993	2005
Randolph Medical Park	North Carolina	(E	)	1,621	5,366	11	1,623	5,375	6,998	576	1973	2005
Rocky Mount Kidney Center	North Carolina	1,107		198	1,366	10	198	1,376	1,574	106	1990	2005
Rocky Mount MOB(I)	North Carolina	4,245		228	4,990	—	228	4,990	5,218	983	2002	2006	(I)
Rocky Mount Medical Park	North Carolina	7,953		982	9,854	66	985	9,917	10,902	1,179	1991	2005
Rowan Outpatient Surgery Center	North Carolina	3,477		399	4,666	15	400	4,680	5,080	264	2003	2005
Weddington Internal & Pediatric Medicine	North Carolina	(D	)	489	838	6	490	843	1,333	68	2000	2005
190 Andrews	South Carolina	—		—	2,663	228	—	2,891	2,891	219	1994	2005
Baptist Northwest	South Carolina	2,297		398	2,534	1,195	1,566	2,561	4,127	249	1986	2005
Beaufort Medical Plaza	South Carolina	5,152		—	7,399	16	—	7,415	7,415	454	1999	2005
Mary Black Westside	South Carolina	—		—	3,922	82	—	4,004	4,004	62	1991	2006
Medical Arts Center of Orangeburg	South Carolina	2,628		605	4,172	254	606	4,425	5,031	317	1984	2005
Mt. Pleasant MOB	South Carolina	—		—	3,320	137	—	3,457	3,457	305	2001	2005
One Medical Park — HMOB	South Carolina	5,743		—	8,767	295	—	9,062	9,062	545	1984	2005
Parkridge MOB	South Carolina	13,270		—	16,353	84	—	16,437	16,437	142	2003	2006
Providence MOB I	South Carolina	(F	)	—	5,152	57	—	5,209	5,209	376	1979	2005
Providence MOB II	South Carolina	(F	)	—	2,441	106	—	2,547	2,547	167	1985	2005
Providence MOB III	South Carolina	(F	)	—	5,459	3	—	5,462	5,462	372	1990	2005
River Hills Medical Plaza	South Carolina	3,069		1,428	4,202	18	1,430	4,218	5,648	245	1999	2005
Roper MOB	South Carolina	9,860		—	11,586	108	—	11,694	11,694	1,105	1990	2005
St. Francis Community Medical Office Building	South Carolina	(G	)	—	5,934	402	—	6,336	6,336	542	2001	2005
St. Francis Medical Plaza	South Carolina	(H	)	—	8,007	74	—	8,081	8,081	417	1998	2005
St. Francis MOB	South Carolina	(G	)	—	5,522	326	—	5,848	5,848	463	1984	2005
St. Francis Women’s Center	South Carolina	(H	)	—	7,352	134	—	7,486	7,486	340	1991	2005
Three Medical Park	South Carolina	8,243		—	10,405	190	—	10,595	10,595	829	1988	2005
West Medical I	South Carolina	—		—	3,792	822	—	4,614	4,614	391	2003	2005
Hanover Medical Office Building	Virginia	5,088		970	9,890	74	971	9,963	10,934	273	1993	2006

Total				$21,566	$330,144	$10,272	$22,768	$339,214	$361,982	$23,664

(A)	- Includes building and improvements, site improvements, furniture, fixtures, and equipment and construction in progress.

(B)	- The aggregate cost for federal income tax purposes was approximately $376.2 million as of December 31, 2006. Depreciable lives range from 3-50 years.

(C)	- Represents the year in which the property was placed in service.

(D)	- Collateral for variable rate mortgage which had a balance of $8.9 million at December 31, 2006.

(E)	- Collateral for variable rate mortgage which had a balance of $8.8 million at December 31, 2006.

(F)	- Collateral for fixed rate mortgage which had a balance of $9.0 million at December 31, 2006.

(G)	- Collateral for variable rate mortgage which had a balance of $7.3 million at December 31, 2006.

(H)	- Collateral for variable rate mortgage which had a balance of $8.4 million at December 31, 2006.

(I)	- A consolidated, less than 100% owned, real estate partnership.

(J)	- During 2006, certain amounts from the November 1, 2005 purchase accounting have been reallocated among properties.

COGDELL SPENCER INC.

NOTES TO SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2006

A summary of activity for real estate properties and accumulated depreciation is as follows:

	Year Ended	November 1, 2005 -
	December 31,	December 31,
	2006	2005
	(In thousands)

Real estate properties:
Balance, beginning of period	$260,137	$—
Formation Transactions	—	254,666
Consolidation of Rocky Mount MOB, LLC	5,221	—
Property acquisitions	90,855	2,663
Purchases of minority interests in Operating Partnership	573	—
Improvements	6,589	2,808
Disposition	(1,393)	—

Balance, end of period	$361,982	$260,137

Accumulated depreciation:
Balance, beginning of period	$2,713	$—
Consolidation of Rocky Mount MOB, LLC	856	—
Depreciation	20,151	2,713
Disposition	(56)	—

Balance, end of period	$23,664	$2,713

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the Company has investments in certain unconsolidated entities. As the Company does not control these entities, the Company’s disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those the Company maintains with respect to its consolidated subsidiaries.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2006.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company acquired the Consera Healthcare Real Estate (“Consera”) during 2006. Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, Consera’s internal control over financial reporting associated with total assets of approximately $0.2 million and total revenue of $0.7 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cogdell Spencer Inc.
Charlotte, North Carolina

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Cogdell Spencer Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Consera Healthcare Real Estate, LLC, which was acquired on September 28, 2006 and whose financial statements constitute 2.2% percent and 0.7% percent of net and total assets, respectively, 1.2% percent of revenues, and -0.3% percent of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at Consera Healthcare Real Estate, LLC. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 14, 2006 which includes an explanatory paragraph related to the adoption of EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” and expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
March 14, 2006

(c)	Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

As required by Section 303A.12(a) of the NYSE Listing Company Manual, our Chief Executive Officer made his annual certification to the NYSE stating that he was not aware of any violation by our Company of the corporate governance listing standards of the NYSE. In addition, the Company has filed, as Exhibits to the Annual Report on Form 10-K, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

Information required by this Item is hereby incorporated by reference to the material appearing in the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2006.

Guidelines

The Board of Directors has adopted a Code of Business Ethics, which applies to all employees, officers and directors, including the principal executive officer, principal financial officer and principal accounting officer, and is posted on the Company’s website at http://www.cogdellspencer.com. The Company intends to satisfy and disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on its Web site at the address and location specified above.

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

Information required by this Item is hereby incorporated by reference to the material appearing in the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2006 under the captions “Election of Directors — Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.”

Item 13.	Certain Relationships, Related Transactions, and Director Independence

Information required by this Item is hereby incorporated by reference to the material appearing in the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2006.

Item 14.	Principal Accountant Fees and Services

Information required by this Item is hereby incorporated by reference to the material appearing the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

3.1	Articles of Amendment and Restatement of Cogdell Spencer Inc., incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
3.2	Bylaws of Cogdell Spencer Inc., incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
3.3	Amended and Restated Agreement of Limited Partnership of Cogdell Spencer LP, incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
3.4	Declaration of Trust of CS Business Trust I., incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
3.5	Declaration of Trust of CS Business Trust II, incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
4.1	Form of stock certificate, incorporated by reference to Exhibit 4.0 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
10.1	Form of Registration Rights Agreement, by and among Cogdell Spencer Inc. and the parties listed on Schedule I thereto, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
10.2	Form of 2005 Long-Term Stock Incentive Plan. incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
10.3	Form of Long-Term Stock Incentive Plan Award for employees without employment agreements, incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
10.4	Form of Cogdell Spencer Inc. Performance Bonus Plan, incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
10.5	Merger Agreement for Cogdell Spencer Inc., CS Merger Sub LLC and Cogdell Spencer Advisors, Inc. dated August 9, 2005, incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
10.6	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
10.7	Employment Agreement, dated October 21, 2005, by and between Cogdell Spencer Inc. and James W. Cogdell, incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
10.8	Employment Agreement, dated October 21, 2005, by and between Cogdell Spencer Inc. and Frank C. Spencer, incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
10.9	Employment Agreement, dated October 21, 2005, by and between Cogdell Spencer Inc. and Charles M. Handy, incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
10.10	Engagement Letter from the Company to Realty Capital International Inc, incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
10.11	Irrevocable Exchange and Subscription Agreement by and among James W. Cogdell, Cogdell Spencer Advisors, Inc., Cogdell Spencer LP and Cogdell Spencer Inc., incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
10.12	Irrevocable Exchange and Subscription Agreement by and among Frank C. Spencer, Cogdell Spencer Advisors, Inc., Cogdell Spencer LP and Cogdell Spencer Inc., incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).

10.13		Form of Irrevocable Exchange and Subscription Agreement for all holders of interests in the Existing Entities, with the exclusion of James W. Cogdell and Frank C. Spencer, incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
10.14		Form of Tax Protection Agreement for Existing Entities, except for Cabarrus POB, LLC, Medical Investors I, LLC and Medical Investors III, LLC., incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
10.15		Form of Tax Protection Agreement for Cabarrus POB, LLC, Medical Investors I, LLC and Medical Investors III, LLC., incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
10.16		Form of Transaction Agreement by and among Cogdell Spencer Inc., Cogdell Spencer LP, the applicable Existing Entity and CS Merger Sub LLC., incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
10.17		Commitment letter dated October 4, 2005, for $100,000,000 senior unsecured revolving credit facility among Cogdell Spencer Inc., Bank of America, N.A., Bank of America Securities LLC, Citigroup Global Markets Inc., and Citigroup North America, Inc., incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
10.18		Form of Cogdell Spencer Inc. 2005 Equity Incentive Plan Restricted Stock Award Agreement., incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
10.19		Put Assignment Agreement dated August 11, 2005., incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
10.20		Form of Consent and Election Form, incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
10.21		Form of Long-Term Stock Incentive Plan Award for employees with employment agreements, incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
10.22		Schedule to Exhibit 10.14 reflecting consideration to be received by Randolph D. Smoak, M.D. and Charles M. Handy, incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-11 (File No. 333-127396).
10.23		Methodist Professional Center Purchase and Sale Agreement dated December 13, 2005, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
10.24		Hanover Medical Office Building One and 1808/1818 Verdugo Boulevard Purchase and Sale Agreement dated March 1, 2006, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
10.25		Amendment No. 1 to the Credit Agreement and Waiver dated August 23, 2006 by and among Cogdell Spencer LP, Cogdell Spencer Inc., each subsidiary of Cogdell Spencer LP to the Guaranty, each lender signatory thereto and Bank of America, N.A., incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
14.1		Code of Ethics, incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2005.
21.1		List of Subsidiaries of Cogdell Spencer Inc., incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
23.1	(1)	Consent of Deloitte & Touche LLP.
31.1	(1)	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	(1)	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	(1)	Certifications pursuant to Section 1350.

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGDELL SPENCER INC. Registrant

Date: March 14, 2007	/s/ Frank C. Spencer
Frank C. Spencer President and Chief Executive Officer (Principal Executive Officer)

Date: March 14, 2007	/s/ Charles M. Handy
Charles M. Handy Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 14, 2007	/s/ James W. Cogdell
James W. Cogdell Chairman of the Board of Directors

Date: March 14, 2007	/s/ Frank C. Spencer
Frank C. Spencer President, Chief Executive Officer and Director

Date: March 14, 2007	/s/ John R. Georgius
John R. Georgius Director

Date: March 14, 2007	/s/ Christopher E. Lee
Christopher E. Lee Director

Date: March 14, 2007	/s/ Randolph D. Smoak, M.D.
Randolph D. Smoak, M.D. Director

Date: March 14, 2007	/s/ Richard C. Neugent
Richard C. Neugent Director

Date: March 14, 2007	/s/ Richard B. Jennings
Richard B. Jennings Director