Form 10-Q
period 2007-03-31
Cogdell Spencer Inc.
filed 2007-05-10
CIK 1332896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 11,949,274 shares of common stock, par value $.01 per share, outstanding as of May 8, 2007.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COGDELL SPENCER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	As of	As of
	March 31, 2007	December 31, 2006
Assets
Real estate properties:
Land	$22,768	$22,768
Buildings and improvements	341,329	339,214
Less: Accumulated depreciation	(28,489)	(23,664)

Total operating real estate properties, net	335,608	338,318
Construction in progress	20,449	12,854

Total real estate properties, net	356,057	351,172
Cash and cash equivalents	4,985	1,029
Restricted cash	874	982
Investment in capital lease	6,117	6,193
Acquired above market leases, net of accumulated amortization of $346 in 2007 and $290 in 2006	910	966
Acquired in place lease value and deferred leasing costs, net of accumulated amortization of $12,951 in 2007 and $11,184 in 2006	16,411	18,205
Acquired ground leases, net of accumulated amortization of $120 in 2007 and $146 in 2006	3,111	3,092
Deferred financing costs, net of accumulated amortization of $447 in 2007 and $342 in 2006	1,122	1,018
Goodwill	5,335	5,326
Other assets	5,683	5,075

Total assets	$400,605	$393,058

Liabilities and stockholders’ equity
Notes payable under line of credit	$11,500	$77,487
Mortgage loans	182,820	184,544
Accounts payable and other liabilities	14,401	9,851
Accrued dividends and distributions	5,787	4,404
Acquired below market leases, net of accumulated amortization of $1,620 in 2007 and $1,384 in 2006	2,855	3,096

Total liabilities	217,363	279,382
Commitments and contingencies
Minority interests	51,307	54,001
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000 shares authorized, none issued or outstanding	—	—
Common Stock; $0.01 par value; 200,000 shares authorized, 11,949 and 8,000 shares issued and outstanding in 2007 and 2006, respectively	119	80
Additional paid-in capital	165,703	87,224
Accumulated other comprehensive income (loss)	(90)	73
Accumulated deficit	(33,797)	(27,702)

Total stockholders’ equity	131,935	59,675

Total liabilities and stockholders’ equity	$400,605	$393,058

See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Rental	$14,315	$11,718
Management fee revenue	598	343
Expense reimbursements	346	174
Development fee revenue	230	86
Interest and other income	409	292

Total revenues	15,898	12,613

Expenses:
Property operating and management	5,905	4,094
General and administrative	2,251	1,995
Depreciation	4,851	4,309
Amortization	1,791	2,152
Interest	4,035	2,391

Total expenses	18,833	14,941
Loss from continuing operations before equity in earnings (loss) of unconsolidated real estate partnerships, minority interest in real estate partnership, minority interests in operating partnership and discontinued operations	(2,935)	(2,328)
Equity in earnings (loss) of unconsolidated real estate partnerships	(9)	5
Minority interests in real estate partnership	(17)	(31)
Minority interests in operating partnership	1,048	831

Loss from continuing operations	(1,913)	(1,523)
Discontinued operations:
Loss from discontinued operations	—	(4)
Minority interests in operating partnership	—	2

Total discontinued operations	—	(2)

Net loss	$(1,913)	$(1,525)

Per share data — basic and diluted
Loss from continuing operations	$(0.23)	$(0.19)
Loss from discontinued operations	—	—

Net loss	$(0.23)	$(0.19)

Weighted average common shares — basic and diluted	8,334	7,973

See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

				Accumulated
	Number of		Additional	Other
	Common	Common	Paid-in	Comprehensive	Accumulated
	Shares	Stock	Capital	Income	Deficit	Total
Balance at December 31, 2006	8,000	$80	$87,224	$73	$(27,702)	$59,675
Comprehensive loss:
Net loss	—	—	—	—	(1,913)	(1,913)
Unrealized loss on interest rate swaps	—	—	—	(163)	—	(163)

Comprehensive loss						(2,076)
Issuance of common stock, net of costs	3,949	39	78,460	—	—	78,499
Amortization of restricted stock grants	—	—	19	—	—	19
Dividends to common stockholders	—	—	—	—	(4,182)	(4,182)

Balance at March 31, 2007	11,949	$119	$165,703	$(90)	$(33,797)	$131,935

See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
Operating activities:
Net loss	$(1,913)	$(1,525)
Adjustments to reconcile net loss to cash provided by operating activities:
Minority interests	(1,031)	(802)
Depreciation and amortization (including amounts in discontinued operations)	6,642	6,486
Amortization of acquired above market leases and acquired below market leases, net (including amounts in discontinued operations)	(180)	(201)
Straight line rent revenue	(60)	(19)
Amortization of deferred finance costs and debt premium	56	(3)
Equity-based compensation	29	28
Equity in (earnings) loss of unconsolidated real estate partnerships	9	(5)
Change in fair value of interest rate swap agreements	—	(309)
Changes in operating assets and liabilities:
Other assets	94	(68)
Accounts payable and other liabilities	1,877	893

Net cash provided by operating activities	5,523	4,475
Investing activities:
Investment in real estate properties	(8,059)	(71,689)
Proceeds from capital lease	76	51
Purchase of corporate equipment	(237)	—
Distributions received from real estate partnerships	—	2
Decrease (increase) in restricted cash	108	(38)

Net cash used in investing activities	(8,112)	(71,674)
Financing activities:
Repayments of mortgage notes payable	(1,675)	(4,829)
Proceeds from line of credit	11,200	68,250
Repayments to line of credit	(77,187)	(2,000)
Net proceeds from sale of common stock	78,875	—
Dividends and distributions	(4,404)	—
Distributions to minority interests in real estate partnership	(68)	(85)
Payment of deferred financing costs	(196)	(24)

Net cash provided by financing activities	6,545	61,312

Increase (decrease) in cash and cash equivalents	3,956	(5,887)
Balance at beginning of period	1,029	9,571
Cumulative effect adjustment associated with the implementation of EITF 04-5	—	213

Balance at end of period	$4,985	$3,897

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$3,654	$2,539

Supplemental cash flow information — noncash investing and financing activities:
Debt assumed with purchase of property	—	5,178
Accrued dividends and distributions	5,787	4,328
See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business Description
Cogdell Spencer Inc. (the “Company”), incorporated in Maryland in 2005, is a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”) that invests in specialty office buildings for the medical profession, including medical offices, ambulatory surgery and diagnostic centers, in the United States of America. As of March 31, 2007, the Company’s portfolio consisted of 50 wholly-owned properties, four joint venture properties, and 58 managed medical office buildings.
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company reviews its interests in entities to determine if the entity’s assets, liabilities, noncontrolling interests and results of activities should be consolidated by an entity that is included in the consolidated financial statements in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), EITF 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” and Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and represent the assets and liabilities and operating results of the Company. The consolidated financial statements include the Company’s accounts, its wholly-owned subsidiaries, as well as the Operating Partnership and its subsidiaries. The consolidated financial statements also include any partnerships for which the Company or its subsidiaries is the general partner or the managing member and the rights of the limited partners do not overcome the presumption of control by the general partner or managing member. All significant intercompany balances and transactions have been eliminated in consolidation and combination.
Interim Financial Information
The financial information for the three months ended March 31, 2007 and 2006 is unaudited, but includes all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for such periods. Operating results for the three months ended March 31, 2007 and 2006 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal years of 2007 or 2006 or any other future period. These condensed consolidated financial statements do not include all disclosures required by GAAP for annual consolidated financial statements. The Company’s audited consolidated financial statements are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
Reclassifications
Certain 2006 amounts have been reclassified to conform to the 2007 presentation. The reclassifications did not affect previously reported stockholders’ equity or net loss. These reclassifications include the reclassification of the operating results of one property to discontinued operations. For additional information, see Note 4 to the Company’s audited financial statements filed in its Annual Report on Form 10-K for the year ended December 31, 2006.
Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken in an income tax return. For those benefits recognized, a tax position must be more-likely-than-not to be sustained based solely upon the technical merits of the position. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that, on a cumulative basis, is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming that the taxing authority has full knowledge of the position and all relevant facts. The Company implemented FIN 48 effective January 1, 2007. The adoption of FIN 48 did not result in an adjustment to the Company’s financial statements.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of this new standard on its financial statements.
3. Investments in Real Estate Partnerships
As of March 31, 2007, the Company had an ownership interest in four limited liability companies or limited partnerships. The following is a description of each of the entities:
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
The 2.0% ownerships in the Shannon Health/MOB Limited Partnership No. 1 and BSB Health/MOB Limited Partnership No. 2 were assumed as part of the Consera acquisition in September 2006. The partnership agreements and tenant leases of the limited partners are designed to give preferential treatment to the limited partners as to operating cash flows from the partnerships. The Company, as the general partner, does not generally participate in the operating cash flows from these entities other than to receive property management fees. The limited partners can remove the Company as the property manager and as the general partner. These are accounted for under the equity method of accounting.
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
The Company’s other real estate partnerships are unconsolidated and accounted for under the equity method of accounting based on the Company’s ability to exercise significant influence. The following is a summary of financial information for the limited liability companies and limited partnerships for the periods indicated. The information set forth below reflects the unaudited financial position and operations of the three entities in their entirety, not just the Company’s interest in the real estate partnerships (in thousands):

	March 31, 2007	December 31, 2006
Financial position:
Total assets	$58,868	$58,267
Total liabilities	52,353	51,441
Members’ equity	6,515	6,826

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
Results of operations:
Revenues	$2,848	$1,359
Operating and general and administrative expenses	1,119	675
Net income	299	143
4. Mortgages, Notes Payable and Guarantees
In February 2007, the Company refinanced the St. Francis Medical Plaza, LLC mortgage note payable. The note payable now matures on June 15, 2008 and has a variable interest rate of LIBOR + 1.55%. In connection with the refinancing, there was a $0.8 million principal reduction payment.
In March 2007, the Company refinanced the Rocky Mount MOB, LLC mortgage notes payable. The mortgage notes payable have aggregate monthly payments of $30,558 with remaining principal and interest due in March 2008. These mortgage notes have fixed interest rates of 6.75%.
In March 2007, the Company obtained construction financing related to the Lancaster General Health Campus MOB project. The facility provides financing up to $11.0 million and will convert to permanent financing at the date of occupancy. The mortgage note payable will mature five or seven years, at the Company’s option, from the date of occupancy and provides for principal payments based on a 25 year amortization.
5. Minority Interests
Minority interests in the Operating Partnership at March 31, 2007 and 2006 were $51.2 million and $59.7 million, respectively.
As of March 31, 2007, there were 16,533,606 Operating Partnership units (“OP Units”) outstanding, of which 11,949,274, or 72.3%, were owned by the Company and 4,584,332, or 27.7%, were owned by other partners (including certain of our directors and senior management).
6. Dividends and Distributions
On March 20, 2007, the Company declared a dividend to common stockholders of record and the Operating Partnership declared a distribution to unitholders of record, in each case as of April 5, 2007, totaling $5.8 million or $0.35 per share or unit, covering the period from January 1, 2007 through March 31, 2007. The dividend and distribution were paid on April 19, 2007. The dividend and distribution were equivalent to an annual rate of $1.40 per share or OP unit.

7. Loss per Share
The following is a summary of the elements used in calculating basic and diluted loss per share (in thousands, except per share amount):

	Three months ended	Three months ended
	March 31, 2007	March 31, 2006
Loss from continuing operations	$(1,913)	$(1,523)
Loss from discontinued operations	—	(2)

Net loss	$(1,913)	$(1,525)

Per share data — basic and diluted:
Loss from continuing operations	$(0.23)	$(0.19)
Income (loss) from discontinued operations	—	—

Net loss	$(0.23)	$(0.19)

Weighted average shares outstanding — basic and diluted	8,334	7,973

The following potentially dilutive securities were outstanding, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive (in thousands):

	March 31, 2007	March 31, 2006
Operating Partnership units	4,584	4,365
Unvested restricted stock	19	25

	4,603	4,390

8. Related Party Transactions
The Fork Farm, a working farm owned by the Company’s Chairman and the Predecessor’s founder, periodically hosts events on behalf of the Company. Charges for such events of approximately $30,000 annually are reflected in “general and administrative” expenses in the consolidated statement of operations. For the period January 1, 2007 through March 31, 2007, approximately $12,000 was paid to The Fork Farm.
9. Segment Reporting
The Company defines business segments by their distinct customer base and service provided based on the financial information used by our chief operating decision maker to make resource allocation decisions and assess performance. There are two identified reportable segments: (1) property operations and (2) real estate services. Management evaluates each segment’s performance based on net operating income, which is defined as income before corporate general and administrative expenses, depreciation, amortization, interest expense, loss on early extinguishment of debt, gain on sale of real estate property, loss on unconsolidated real estate joint ventures, and minority interests in Operating Partnership. Intersegment revenues and expenses are reflected at the contractually stipulated amounts and eliminated in consolidation or combination. The following table represents the segment information for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended
	March 31, 2007	March 31, 2006
Property operations:
Rental revenues	$14,315	$11,718
Interest and other income	194	205
Property operating expenses	(4,245)	(3,181)
Intersegment expenses	(997)	(843)

Net operating income	$9,267	$7,899

Total segment assets, end of period	$391,812	$370,556

Real estate services:
Fee revenue	$828	$429
Expense reimbursements	348	174
Interest and other income	213	85
Intersegment revenues	997	843
Real estate operating expenses	(1,955)	(1,033)

Net operating income	$431	$498

Total segment assets, end of period	$8,793	$6,325

Reconciliations:
Total segment revenues	$16,895	$13,454
Elimination of intersegment revenues	(997)	(843)

Total revenues	$15,898	$12,611

Total segment net operating income	$9,698	$8,397
Corporate general and administrative expenses	(1,956)	(1,873)
Depreciation and amortization expense	(6,642)	(6,461)
Interest expense	(4,035)	(2,391)
Equity in earnings (loss) of unconsolidated real estate partnerships	(9)	5
Minority interests	1,031	800
Total discontinued operations	—	(2)

Net loss	$(1,913)	$(1,525)

Total segment assets	$400,605	$376,881
Total discontinued operations	—	1,504

Total assets, end of period	$400,605	$378,385

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
As of March 31, 2007, the Company owned and/or managed 112 medical office buildings and healthcare related facilities, serving 27 hospital systems in ten states. The Company’s aggregate portfolio was comprised of:
•	50 wholly owned properties;

•	four joint venture properties; and

•	58 properties owned by third parties.

At March 31, 2007, the Company’s aggregate portfolio contains approximately 5.3 million net rentable square feet, consisting of approximately 2.6 million net rentable square feet from wholly-owned properties, approximately 0.2 million net rentable square feet from joint venture properties, and approximately 2.5 million net rental square feet from properties owned by third parties and managed by the Company. Approximately 79% of the net rentable square feet of the wholly-owned properties are situated on hospital campuses. As such, the Company believes that its assets occupy a premier franchise location in relation to local hospitals, providing the Company’s properties with a distinct competitive advantage over alternative medical office space in an area. As of March 31, 2007, the Company’s wholly-owned properties were approximately 93.0% occupied, with a weighted average remaining lease term of approximately 3.8 years.
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
Related to the Company’s interest rate swap agreements that do not qualify for hedge accounting, changes in fair values, which vary from period to period based on changes in market interest rates, are recorded in interest expense. Generally, increases (decreases) in market interest rates will increase (decrease) the fair value of the derivative, which will decrease (increase) current period interest expense for the change in fair value. During the fourth quarter of 2006, the Company terminated several derivative transactions and entered into new agreements with the appropriate hedge documentation in place, which reduced the variances previously experienced in interest expense. The Company will continue to have interest expense variability for variable rate mortgages that do not have interest rate swap agreements.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses in the reporting period. The Company’s actual results may differ from these estimates. Management has provided a summary of the Company’s significant accounting policies in Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2006. Critical accounting policies are those judged to involve accounting estimates or assumptions that may be material due to the levels of subjectivity and judgment necessary to account for uncertain matters or susceptibility of such matters to change. Other companies in similar businesses may utilize different estimation policies and methodologies, which may impact the comparability of the Company’s results of operations and financial condition to those companies.
Investments in Real Estate
Acquisition of real estate. The price that the Company pays to acquire a property is impacted by many factors, including the condition of the buildings and improvements, the occupancy of the building, the existence of above and below market tenant leases, the creditworthiness of the tenants, favorable or unfavorable financing, above or below market ground leases and numerous other factors. Accordingly, the Company is required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on the Company’s estimate of the fair values of such assets and liabilities. This includes determining the value of the buildings and improvements, land, any ground leases, tenant improvements, in-place tenant leases, tenant relationships, the value (or negative value) of above (or below) market leases and any debt assumed from the seller or loans made by the seller to the Company. Each of these estimates requires significant judgment and some of the estimates involve complex calculations. The Company’s calculation methodology is summarized in Note 2 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2006. These allocation assessments have a direct impact on the Company’s results of operations because if the Company were to allocate more value to land there would be no depreciation with respect to such amount or if the Company were to allocate more value to the buildings as opposed to allocating to the value of tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the terms of the leases. Additionally, the amortization of value (or negative value) assigned to above (or below) market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place leases and tenant relationships, which is included in depreciation and amortization in the Company’s consolidated and combined statements of operations.
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
Changes in Financial Condition
On March 23, 2007, the Company issued 3,949,700 common shares at a price of $21.00 per share resulting in net proceeds to the Company of $78.5 million. The net proceeds were used to reduce outstanding principal on the Company’s unsecured Credit Facility and for working capital.
Results of Operations
The Company’s loss from operations is generated primarily from operations of its properties and development and property management fee revenue. The changes in operating results from period to period reflect changes in existing property performance and changes in the number of properties due to development, acquisition, or disposition of properties.
Property Summary
The following is an activity summary of the Company’s property portfolio (excluding unconsolidated real estate partnerships) for the three months ended March 31, 2007 and 2006 and the year ended December 31, 2006:

	Three Months Ended
	March 31, 2007	March 31, 2006
Properties at January 1	50	44
Consolidation of Rocky Mount MOB LLC	—	1
Acquisitions	—	4
Dispositions	—	—

Properties at March 31	50	49

Year Ended
December 31, 2006
Properties at January 1	44
Consolidation of Rocky Mount MOB LLC	1
Acquisitions	6
Dispositions	(1)

Properties at December 31	50

The above tables excludes East Jefferson Medical Specialty Building, which is accounted for as a sales-type capital lease and includes Rocky Mount MOB, a consolidated entity owned 34.5% by the Company.
Comparison of the three months ended March 31, 2007 and March 31, 2006
Revenue. Total revenue increased $3.3 million, or 26.0%, for the three months ended March 31, 2007 compared to three months ended March 31, 2006. This increase is primarily due to an increase in revenue of $3.1 million related to rental revenue from properties acquired during 2006 and management fee and expense reimbursement revenue from Consera Healthcare Real Estate (“Consera”), which was acquired in September 2006. There was a minimal increase in same-store revenue and other income.

Property operating and management expenses. Property operating and management expenses increased $1.8 million, or 44.2%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase is primarily due to $1.5 million of operating expenses related to properties acquired during 2006 and personnel and management costs at Consera. There was a minimal increase is same-store property operating and management expenses.
Interest expense. Interest expense, excluding changes in fair values of the interest rate swap agreements, for the three months ended March 31, 2007 was $4.0 million compared to $2.8 million for the three months ended March 31, 2006, an increase of $1.2 million, or 42.9%. This increase is primarily due to the increased borrowing to fund the acquisitions during 2006 and increased variable interest rates.
Changes in interest rate swap fair values were recorded as a decrease or increase to interest expense until the swaps were terminated in November 2006. For the three months ended March 31, 2006, the interest rate swap agreements fair values increased by approximately $0.4 million, which resulted in a reduction of interest expense of the same amount.
General and administrative expenses. General and administrative expenses increased $0.3 million, or 12.8%, for the three months ended March 31, 2007 compared to the same period in 2006 primarily due to increased audit fees related to testing of management’s assertion related to internal control compliance, timing of tax compliance professional services, income tax accruals related to development and management fees earned by the Company’s taxable REIT subsidiaries, and expensing of previously capitalized costs associated with a development project that was discontinued. The reimbursement of these expensed costs is included in development fee revenue.
Cash Flows
Comparison of the three months ended March 31, 2007 and March 31, 2006
Cash provided by operating activities was $5.5 million and $4.5 million during the three months ended March 31, 2007 and 2006, respectively. The increase of $1.0 million was primarily due to (1) a $0.1 million decrease in earnings before non-cash depreciation and amortizations and changes in fair value of interest rate swap agreements offset by (2) a $1.1 million net increase due to changes in operating assets and liabilities primarily resulting from an increase in accrued expenses and prepaid rent as of March 31, 2007 as compared to the prior year.
Cash used in investing activities was $8.1 million and $71.7 million during the three months ended March 31, 2007 and 2006, respectively. The decrease of $63.6 million was primarily due to the acquisition of four properties in the first three months ended March 31, 2006 compared to no acquisition in the first quarter of 2007. Investment in real estate properties for the first quarter of 2007 primarily consisted of development project expenditures.
Cash provided by financing activities was $6.5 million and $61.3 million for the three months ended March 31, 2007 and 2006, respectively. The decrease of $54.8 million was primarily due to decrease financing needed due to decreased property acquisitions. During the first quarter of 2006, the Company obtained $68.3 million of financing from the Credit Facility to fund the acquisition of four properties. In the first quarter of 2007, the Company had no acquisitions and the net cash provided by financing activities was primarily used to fund development projects.
Construction in Progress
Construction in progress at March 31, 2007 consisted of four development projects, Carolina Forest Medical Plaza, Lancaster Rehabilitation Hospital, Lancaster General Health Campus MOB, and Mebane Medical Office Building. The following is a summary of the construction in progress balance (dollars in thousands):

		Estimated	Net		Estimated
		Completion	Rentable	Investment	Total
Property	Location	Date	Square Feet	to Date	Investment
Carolina Forest Medical Plaza	Horry County, SC	2Q 2007	39,000	$5,840	$7,400
Lancaster Rehabilitation Hospital	Lancaster, PA	2Q 2007	52,800	8,867	12,300
Lancaster General Health Campus MOB	Lancaster, PA	4Q 2007	64,070	3,837	13,500
Mebane Medical Office Building	Mebane, NC	2Q 2008	60,000	898	16,200
Land and pre-construction developments			—	1,007	—

			215,870	$20,449	$49,400

In March 2007, the Company obtained construction financing related to the Lancaster General Health Campus MOB project. The facility provides financing up to $11.0 million and will convert to permanent financing at the date of occupancy. The mortgage note payable will mature five or seven years, at the Company’s option, from the date of occupancy and provides for principal payments based on a 25 year amortization.
Liquidity and Capital Resources
As of March 31, 2007, the Company had $5.0 million available in cash and cash equivalents. The Company will be required to distribute at least 90% of the Company’s net taxable income, excluding net capital gains, to the Company’s stockholders on an annual basis due to qualification requirements as a REIT. Therefore, as a general matter, it is unlikely that the Company will have any substantial cash balances that could be used to meet the Company’s liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.
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
As of March 31, 2007, there was $118.5 million available under the Credit Facility. There was $11.5 million outstanding at March 31, 2007 and $2.2 million of availability is restricted related to outstanding letters of credit. Subsequent to March 31, 2007, the Company had net borrowings of $6.5 million to fund the quarterly distribution and development projects.
The Company believes that it will have sufficient capital resources as a result of operations and the borrowings in place to fund ongoing operations.

On March 20, 2007, the Company declared a dividend to common stockholders of record and the Operating Partnership declared a distribution to unitholders of record, in each case as of April 5, 2007, totaling $5.8 million or $0.35 per share or unit, covering the period from January 1, 2007 through March 31, 2007. The dividend and distribution were paid on April 19, 2007. The dividend and distribution were equivalent to an annual rate of $1.40 per share and OP unit.
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
Contractual Obligations
The following table summarizes the Company’s contractual obligations as of March 31, 2007, including the maturities and scheduled principal repayments and the commitments due in connection with the Company’s ground leases and operating leases for the periods indicated (in thousands):

	Through
	Remainder
	of 2007	2008	2009	2010	2011	Thereafter	Total
Obligation:
Long-term debt principal payments and maturities (1)	$48,720	$50,657	$46,438	$1,456	$3,562	$43,035	$193,868
Standby letters of credit (2)	2,199	—	—	—	—	—	2,199
Interest payments (3)	8,965	8,235	5,258	2,938	2,692	1,316	29,404
Ground leases (4)	146	195	195	195	195	6,781	7,707
Operating leases (5)	251	403	406	350	354	30	1,794

Total	$60,281	$59,490	$52,297	$4,939	$6,803	$51,162	$234,972

(1)	Includes notes payable under the Company’s Credit Facility

(2)	As collateral for performance on a mortgage note payable, the Company is contingently liable under a standby letter of credit, which also reduces the availability under the Credit Facility

(3)	Assumes one-month LIBOR 5.20% and Prime Rate of 8.25%

(4)	Substantially all of the ground leases effectively limit our control over various aspects of the operation of the applicable property, restrict our ability to transfer the property and allow the lessor the right of first refusal to purchase the building and improvements. All of the ground leases provide for the property to revert to the lessor for no consideration upon the expiration or earlier termination of the ground lease.

(5)	Payments under operating lease agreements relate to various of our properties’ equipment and office space leases. The future minimum lease commitments under these leases are as indicated.
Off-Balance Sheet Arrangements
The Company guarantees debt in connection with certain of its development activities, including joint ventures. The Company has guaranteed, in the event of a default, the mortgage note payable for one unconsolidated real estate joint venture. An initial liability of $0.1 million has been recorded for the guarantee using expected present value measurement techniques. The guarantee, which has a principal balance of $9.0 million at March 31, 2007, will be released upon the full repayment of the mortgage note payable, which matures in December 2007. The mortgage is collateralized by property and the collateral will revert to the guarantor in the event the guarantee is performed.
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
Recent Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken in an income tax return. For those benefits recognized, a tax position must be more-likely-than-not to be sustained based solely upon the technical merits of the position. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that, on a cumulative basis, is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming that the taxing authority has full knowledge of the position and all relevant facts. The Company implemented FIN 48 effective January 1, 2007. The adoption of FIN 48 did not result in an adjustment to the Company’s financial statements.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of this new standard on its financial statements.
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
As of March 31, 2007, the Company had $193.9 million of consolidated debt outstanding (excluding any discounts or premiums related to assumed debt). Of the Company’s total consolidated debt, $48.6 million, or 25.1%, was variable rate debt that are not subject to variable to fixed rate interest rate swap agreements. Of the Company’s total indebtedness, $145.3 million, or 74.9%, was subject to fixed interest rates, including variable rate debt that is subject to variable to fixed rate swap agreements.
If LIBOR were to increase by 100 basis points, the increase in interest expense on the Company’s variable rate debt would decrease future annual earnings and cash flows by approximately $0.5 million. Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on the Company’s financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, the Company may take actions to further mitigate the Company’s exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in the Company’s financial structure.
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
During the three month period ended March 31, 2007, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
See the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, for risk factors. There have been no significant changes to the Company’s risk factors during the three months ended March 31, 2007.
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

COGDELL SPENCER INC. Registrant
Date: May 10, 2007	/s/Frank C. Spencer
Frank C. Spencer
President and Chief Executive Officer

Date: May 10, 2007	/s/Charles M. Handy
Charles M. Handy
Senior Vice President and Chief Financial Officer