Form 10-Q
period 2007-06-30
Cogdell Spencer Inc.
filed 2007-08-09
CIK 1332896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 11,949,745 shares of common stock, par value $.01 per share, outstanding as of August 6, 2007.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COGDELL SPENCER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	As of	As of
	June 30, 2007	December 31, 2006
Assets
Real estate properties:
Land	$24,971	$22,768
Buildings and improvements	396,876	339,214
Less: Accumulated depreciation	(33,504)	(23,664)

Total operating real estate properties, net	388,343	338,318
Construction in progress	13,857	12,854

Total real estate properties, net	402,200	351,172
Cash and cash equivalents	4,177	1,029
Restricted cash	1,113	982
Investment in capital lease	6,040	6,193
Acquired above market leases, net of accumulated amortization of $401 in 2007 and $290 in 2006	886	966
Acquired in place lease value and deferred leasing costs, net of accumulated amortization of $14,575 in 2007 and $11,184 in 2006	17,313	18,205
Acquired ground leases, net of accumulated amortization of $166 in 2007 and $146 in 2006	3,072	3,092
Deferred financing costs, net of accumulated amortization of $470 in 2007 and $342 in 2006	1,176	1,018
Goodwill	5,335	5,326
Other assets	6,888	5,075

Total assets	$448,200	$393,058

Liabilities and stockholders’ equity
Notes payable under line of credit	$34,000	$77,487
Mortgage loans	210,855	184,544
Accounts payable and other liabilities	16,079	9,851
Accrued dividends and distributions	5,728	4,404
Acquired below market leases, net of accumulated amortization of $1,834 in 2007 and $1,384 in 2006	3,698	3,096

Total liabilities	270,360	279,382
Commitments and contingencies
Minority interests	50,055	54,001
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000 shares authorized, none issued or outstanding	—	—
Common Stock; $0.01 par value; 200,000 shares authorized, 11,950 and 8,000 shares issued and outstanding in 2007 and 2006, respectively	119	80
Additional paid-in capital	166,848	87,224
Accumulated other comprehensive income	288	73
Accumulated deficit	(39,470)	(27,702)

Total stockholders’ equity	127,785	59,675

Total liabilities and stockholders’ equity	$448,200	$393,058

See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Rental	$14,610	$13,381	$28,925	$25,098
Management fee revenue	498	218	1,095	560
Expense reimbursements	329	135	675	310
Development fee revenue	21	2	251	89
Interest and other income	192	242	601	533

Total revenues	15,650	13,978	31,547	26,590
Expenses:
Property operating and management	6,065	4,855	11,970	9,089
General and administrative	1,683	1,580	3,934	3,435
Depreciation	5,023	4,855	9,874	9,158
Amortization	1,726	2,611	3,517	4,768
Interest	3,188	3,393	7,223	5,784

Total expenses	17,685	17,294	36,518	32,234
Loss from continuing operations before equity in earnings (loss) of unconsolidated real estate partnerships, minority interests in real estate partnership, minority interests in operating partnership and discontinued operations	(2,035)	(3,316)	(4,971)	(5,644)
Equity in earnings (loss) of unconsolidated real estate partnerships	4	—	(5)	5
Minority interests in real estate partnership	(22)	(22)	(39)	(53)
Minority interests in Operating Partnership	562	1,177	1,611	2,008

Loss from continuing operations	(1,491)	(2,161)	(3,404)	(3,684)
Discontinued operations:
Loss from discontinued operations	—	(7)	—	(11)
Minority interests in Operating Partnership	—	2	—	4

Total discontinued operations	—	(5)	—	(7)

Net loss	$(1,491)	$(2,166)	$(3,404)	$(3,691)

Per share data — basic and diluted
Loss from continuing operations	$(0.12)	$(0.27)	$(0.34)	$(0.46)
Loss from discontinued operations	—	—	—	—

Net loss	$(0.12)	$(0.27)	$(0.34)	$(0.46)

Weighted average common shares — basic and diluted	11,931	7,975	10,153	7,974

See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

				Accumulated
	Number of		Additional	Other
	Common	Common	Paid-in	Comprehensive	Accumulated
	Shares	Stock	Capital	Income	Deficit	Total
Balance at December 31, 2006	8,000	$80	$87,224	$73	$(27,702)	$59,675
Comprehensive loss:
Net loss	—	—	—	—	(3,404)	(3,404)
Unrealized gain on interest rate swaps	—	—	—	215	—	215

Comprehensive loss						(3,189)
Issuance of common stock, net of costs	3,950	39	78,404	—	—	78,443
Conversion of Operating Partnership units to common stock	—	—	6	—	—	6
Amortization of restricted stock grants	—	—	57	—	—	57
Dividends to common stockholders	—	—	—	—	(8,364)	(8,364)
Adjustment to record change of interest in the Operating Partnership due to the issuance of Operating Partnership units in excess of book value	—	—	1,157	—	—	1,157

Balance at June 30, 2007	11,950	$119	$166,848	$288	$(39,470)	$127,785

See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006
Operating activities:
Net loss	$(3,404)	$(3,691)
Adjustments to reconcile net loss to cash provided by operating activities:
Minority interests	(1,572)	(1,959)
Depreciation and amortization (including amounts in discontinued operations)	13,391	13,974
Amortization of acquired above market leases and acquired below market leases, net (including amounts in discontinued operations)	(341)	(448)
Straight line rental revenue	(153)	(80)
Amortization of deferred finance costs and debt premium	127	8
Equity-based compensation	132	55
Equity in loss (earnings) of unconsolidated real estate partnerships	5	(5)
Change in fair value of interest rate swap agreements	—	(472)
Changes in operating assets and liabilities:
Other assets	(603)	(474)
Accounts payable and other liabilities	4,029	1,981

Net cash provided by operating activities	11,611	8,889
Investing activities:
Investment in real estate properties	(55,139)	(73,966)
Purchase of minority interests in Operating Partnership	(3,653)	—
Proceeds from capital lease	153	153
Purchase of corporate equipment	(333)	—
Distributions received from real estate partnerships	—	2
Increase in restricted cash	(131)	(120)

Net cash used in investing activities	(59,103)	(73,931)
Financing activities:
Proceeds from mortgage notes payable	42,250	—
Repayments of mortgage notes payable	(15,840)	(5,685)
Proceeds from line of credit	35,200	70,750
Repayments to line of credit	(78,687)	(4,500)
Net proceeds from sale of common stock	78,404	—
Dividends and distributions	(10,191)	(4,328)
Distributions to minority interests in real estate partnership	(68)	(85)
Payment of deferred financing costs	(428)	(24)

Net cash provided by financing activities	50,640	56,128

Increase (decrease) in cash and cash equivalents	3,148	(8,914)
Balance at beginning of period	1,029	9,571
Cumulative effect adjustment associated with the implementation of EITF 04-5	—	213

Balance at end of period	$4,177	$870

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$7,172	$6,017

Cash paid for income taxes	$229	$—

Supplemental cash flow information — noncash investing and financing activities:
Issuance of Operating Partnership units as consideration for investment in real estate property	3,583	—
Investment in real estate costs contributed by partner in a consolidated real estate partnership	460	—
Debt assumed with purchase of property	—	5,178
Accrued dividends and distributions	5,728	4,326
See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business Description
Cogdell Spencer Inc. (the “Company”), incorporated in Maryland in 2005, is a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”) that invests in specialty office buildings for the medical profession, including medical offices, ambulatory surgery and diagnostic centers, in the United States of America. As of June 30, 2007, the Company’s portfolio consisted of 53 wholly-owned properties, four joint venture properties, and 58 managed medical office buildings.
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company reviews its interests in entities to determine if the entity’s assets, liabilities, noncontrolling interests and results of activities should be consolidated by an entity that is included in the consolidated financial statements in accordance with Financial Accounting Standards Board Interpretation (“FASB”) No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, Emerging Issues Task Force Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”, and Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and represent the assets and liabilities and operating results of the Company. The consolidated financial statements include the Company’s accounts, its wholly-owned subsidiaries, as well as Cogdell Spencer LP (the “Operating Partnership”) and its subsidiaries. The consolidated financial statements also include any partnerships for which the Company or its subsidiaries is the general partner or the managing member and the rights of the limited partners do not overcome the presumption of control by the general partner or managing member. All significant intercompany balances and transactions have been eliminated in consolidation.
Interim Financial Information
The financial information for the three and six months ended June 30, 2007 and 2006 is unaudited, but includes all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for such periods. Operating results for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal years of 2007 or 2006 or any other future period. These condensed consolidated financial statements do not include all disclosures required by GAAP for annual consolidated financial statements. The Company’s audited consolidated financial statements are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
In September 2006, the FASB issued SFAS No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires recognition of the funded status of such plans as an asset or liability, with changes in the funded status recognized through comprehensive income in the year in which they occur. These provisions of SFAS 158 were effective December 31, 2006. Additionally, SFAS 158 requires measurement of a plan’s assets and its obligations at the end of the employer’s fiscal year, effective December 31, 2008. SFAS 158 has not had, and is not expected to have, a material impact on the Company’s results of operations or financial position.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of this new standard on its financial statements.
3. Property Acquisition
In June 2007, the Company, through the Operating Partnership, acquired Central New York Medical Center in Syracuse, New York. The fully leased, six-story, 111,634 square foot facility is located on the campus of the Crouse Hospital and includes a 469 space parking garage. The property was acquired for $36.2 million, inclusive of transaction costs. The consideration consisted of the issuance of 181,133 Operating Partnership units (“OP units”) valued at $3.6 million and cash of $32.6 million. The following table is a preliminary allocation of the purchase price (in thousands):

Land and improvements	$2,180
Building and improvements	32,606
Acquired in place lease value and deferred leasing costs	2,429
Acquired above market leases	28
Acquired below market leases	(1,043)

Total purchase price allocated	$36,200

The following summary of selected unaudited pro forma results of operations presents information as if the purchase of the Central New York Medical Center property had occurred at the beginning of the periods indicated. The pro forma information is provided for informational purposes only and is not indicative of results that would have occurred had the property been purchased at the beginning of the periods indicated or results which may occur in the future (in thousands, except per share amounts):

	Six Months Ended
	June 30, 2007	June 30, 2006
Total revenues	$33,845	$28,888
Net loss	(1,828)	(2,115)
Per share information:
Basic and diluted loss per share	$(0.18)	$(0.27)
4. Investments in Real Estate Partnerships
As of June 30, 2007, the Company had an ownership interest in five limited liability companies or limited partnerships. The following is a description of each of the entities:
•	McLeod Medical Partners, LLC, a South Carolina limited liability company, founded in 1982, 1.1% owned by the Company, and owns three medical office buildings;

•	Shannon Health/MOB Limited Partnership No. 1, a Delaware limited partnership, founded in 2001, 2.0% owned by the Company, and owns ten medical office buildings;

•	BSB Health/MOB Limited Partnership No. 2, a Delaware limited partnership, founded in 2002, 2.0% owned by the Company, and owns nine medical office buildings;

•	Rocky Mount MOB, LLC, a North Carolina limited liability company, founded in 2002, 34.5% owned by the Company, and owns one medical office building; and

•	Mebane Medical Investors, LLC, a North Carolina limited liability company, founded in 2006, 49.0% owned by the Company, currently has one medical office building under construction.
The Company is the general partner or managing member of these real estate partnerships and manages the properties owned by these entities. The Company, through its taxable REIT subsidiaries, may receive development fees, property management fees, leasing fees, and expense reimbursements from the partnerships.
Rocky Mount MOB and Mebane Medical Investors are included in the Company’s consolidated financial statements because the limited partners do not have sufficient participation rights in the partnerships to overcome the presumption of control by the Company as the managing member. The limited partners have certain protective rights such as the ability to prevent the sale of building, the dissolution of the partnership, or the incurrence of additional indebtedness.
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

	As of	As of
	June 30, 2007	December 31, 2006
Financial position:
Total assets	$58,723	$58,267
Total liabilities	52,603	51,441
Members’ equity	6,120	6,826

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Results of operations:
Revenues	$3,009	$1,354	$5,888	$2,713
Operating and general and administrative expenses	1,402	701	2,575	1,376
Net income	170	114	447	257
The 2.0% ownerships in Shannon Health/MOB Limited Partnership No. 1 and BSB Health/MOB Limited Partnership No. 2 were assumed as part of the Consera Healthcare Real Estate (“Consera”) acquisition in September 2006. The partnership agreements and tenant leases of the limited partners are designed to give preferential treatment to the limited partners as to operating cash flows from the partnerships. The Company, as the general partner, does not generally participate in the operating cash flows from these entities other than to receive property management fees. The limited partners can remove the Company as the property manager and as the general partner.
5. Mortgages, Notes Payable and Guarantees
In March 2007, the Company obtained construction financing related to the Lancaster General Health Campus MOB project. The facility provides financing up to $11.0 million and will convert to permanent financing at the date of occupancy. The interest rate during the construction period is LIBOR plus 1.05% (6.37% as of June 30, 2007). The mortgage note payable will mature five or seven years, at the Company’s option, from the date of occupancy and provides for principal payments based on a 25 year amortization. As of June 30, 2007, there was $4.3 million drawn on the facility.
In May 2007, the Company obtained construction financing related to the Mebane Medical Office Building project. The facility provides financing up to $13.0 million with an interest rate equal to LIBOR plus 1.3% (6.55% as of June 30, 2007). The mortgage note payable matures in May 2010 and provides for interest-only payments through May 2009 and principal payments based on a 30 year amortization from June 2009 through the maturity date of May 2010. The facility has two one-year extension options.
In May 2007, the Company refinanced the Parkridge MOB, LLC mortgage note payable. The note payable requires interest-only payments through June 2012 and principal and interest payment of $84,359 per month from July 2012 through the maturity date of June 2017. The note payable has a fixed interest rate of 5.68%.
In June 2007, in connection with the acquisition of the Central New York Medical Center, the Company obtained a mortgage note payable for $24.5 million. The note payable requires interest-only payments through the maturity date of May 2017 at a fixed interest rate of 6.22%.
6. Minority Interests
Minority interests in the Operating Partnership at June 30, 2007 and December 31, 2006 were $49.5 million and $53.8 million, respectively.
As of June 30, 2007, there were 16,547,720 OP units outstanding, of which 11,949,745, or 72.2%, were owned by the Company and 4,597,975, or 27.8%, were owned by other partners (including certain of our tenants, directors, and senior management).
7. Commitments
Related to the Lancaster Rehabilitation Hospital property, the single tenant lessee has the option to acquire the property from the Company at fair market value on certain dates during the tenant’s lease term. The first option date occurs on June 1, 2014.
8. Dividends and Distributions
On June 13, 2007, the Company declared a dividend to common stockholders of record and the Operating Partnership declared a distribution to unitholders of record, in each case as of June 25, 2007, totaling $5.7 million or $0.35 per share or OP unit, covering the period from April 1, 2007 through June 30, 2007. The dividend and distribution were paid on July 19, 2007. The dividend and distribution were equivalent to an annual rate of $1.40 per share or OP unit.
9. Loss per Share
The following is a summary of the elements used in calculating basic and diluted loss per share (in thousands, except per share amount):

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Loss from continuing operations	$(1,491)	$(2,161)	$(3,404)	$(3,684)
Loss from discontinued operations	—	(5)	—	(7)

Net loss	$(1,491)	$(2,166)	$(3,404)	$(3,691)

Per share data — basic and diluted:
Loss from continuing operations	$(0.12)	$(0.27)	$(0.34)	$(0.46)
Income (loss) from discontinued operations	—	—	—	—

Net loss	$(0.12)	$(0.27)	$(0.34)	$(0.46)

Weighted average shares outstanding - basic and diluted	11,931	7,975	10,153	7,974

The following potentially dilutive securities were outstanding, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Operating Partnership units	4,506	4,365	4,545	4,365
Unvested restricted stock	18	22	19	25

	4,524	4,387	4,564	4,390

10. Related Party Transactions
The Fork Farm, a working farm owned by the Company’s Chairman, periodically hosts events on behalf of the Company. Charges for such events of approximately $30,000 annually are reflected in “general and administrative” expenses in the consolidated statement of operations. For the period January 1, 2007 through June 30, 2007, approximately $12,000 was paid to The Fork Farm.
11. Segment Reporting
The Company defines business segments by their distinct customer base and service provided based on the financial information used by our chief operating decision maker to make resource allocation decisions and assess performance. There are two identified reportable segments: (1) property operations and (2) real estate services. Management evaluates each segment’s performance based on net operating income, which is defined as income before corporate general and administrative expenses, depreciation, amortization, interest expense, loss on early extinguishment of debt, gain on sale of real estate property, loss on unconsolidated real estate joint ventures, and minority interests in Operating Partnership. Intersegment revenues and expenses are reflected at the contractually stipulated amounts and eliminated in consolidation or combination. The following table represents the segment information for the three months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Property operations:
Rental revenues	$14,610	$13,381	$28,925	$25,098
Interest and other income	187	235	382	441
Property operating expenses	(4,297)	(3,768)	(8,542)	(6,958)
Intersegment expenses	(1,087)	(871)	(2,084)	(1,713)

Net operating income	$9,413	$8,977	$18,681	$16,868

Total segment assets, end of period	$437,876	$362,441	$437,876	$362,441

Real estate services:
Fee revenue	$519	$220	$1,346	$649
Expense reimbursements	330	135	677	310
Interest and other income	4	7	217	92
Intersegment revenues	1,087	871	2,084	1,713
Real estate operating expenses	(2,007)	(1,196)	(3,961)	(2,359)

Net operating income (loss)	$(67)	$37	$363	$405

Total segment assets, end of period	$10,324	$6,322	$10,324	$6,322

Reconciliations:
Total segment revenues	$16,737	$14,849	$33,631	$28,303
Elimination of intersegment revenues	(1,087)	(871)	(2,084)	(1,713)

Total revenues	$15,650	$13,978	$31,547	$26,590

Total segment net operating income	$9,346	$9,014	$19,044	$17,273
Corporate general and administrative expenses	(1,444)	(1,471)	(3,401)	(3,207)
Depreciation and amortization expense	(6,749)	(7,466)	(13,391)	(13,926)
Interest expense	(3,188)	(3,393)	(7,223)	(5,784)
Equity in earnings (loss) of unconsolidated real estate partnerships	4	—	(5)	5
Minority interests	540	1,155	1,572	1,955
Total discontinued operations	—	(5)	—	(7)

Net loss	$(1,491)	$(2,166)	$(3,404)	$(3,691)

Total segment assets	$448,200	$368,763	$448,200	$368,763
Total discontinued operations	—	1,479	—	1,479

Total assets, end of period	$448,200	$370,242	$448,200	$370,242

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
When used in this discussion and elsewhere in this Quarterly Report on Form 10-Q, the words “believes,” “anticipates,” “projects,” “should,” “estimates,” “expects,” and similar expressions are intended to identify forward-looking statements with the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and in Section 21F of the Securities and Exchange Act of 1934, as amended. Actual results may differ materially due to uncertainties including:
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
Overview
The Company is a fully-integrated, self-administered and self-managed REIT that invests in specialty office buildings for the medical profession, including medical offices, ambulatory surgery and diagnostic centers, in the United States of America. The Company has been built around understanding and addressing the specialized real estate needs of the healthcare industry. The Company’s management team has developed long-term and extensive relationships through developing and maintaining modern, customized medical office buildings and healthcare related facilities. The Company has been able to maintain occupancy above market levels and secure strategic hospital campus locations. The Company operates its business through Cogdell Spencer LP (the “Operating Partnership”), its operating partnership subsidiary, and its subsidiaries.
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
As of June 30, 2007, the Company owned and/or managed 115 medical office buildings and healthcare related facilities, serving 29 hospital systems in 12 states. The Company’s aggregate portfolio was comprised of:
•	53 wholly owned properties;

•	four joint venture properties; and

•	58 properties owned by third parties.
At June 30, 2007, the Company’s aggregate portfolio contained approximately 5.6 million net rentable square feet, consisting of approximately 2.8 million net rentable square feet from wholly-owned properties, approximately 0.3 million net rentable square feet from joint venture properties, and approximately 2.5 million net rental square feet from properties owned by third parties and managed by the Company. Approximately 80% of the net rentable square feet of the wholly owned properties are situated on hospital campuses. As such, the Company believes that its assets occupy a premier franchise location in relation to local hospitals, providing the Company’s properties with a distinct competitive advantage over alternative medical office space in an area. As of June 30, 2007, the Company’s in-service, wholly-owned properties were approximately 93.2% occupied, with a weighted average remaining lease term of approximately 4.1 years.
Factors Which May Influence Future Results of Operations
Generally, the Company’s revenues and expenses have remained consistent except for development fees and increases due to acquisitions.
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
Critical Accounting Policies
The Company’s discussion and analysis of financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared on the accrual basis of accounting in conformity with GAAP. All significant intercompany balances and transactions have been eliminated in consolidation and combination.
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
Changes in Financial Condition
On March 23, 2007, the Company issued 3,949,700 common shares at a price of $21.00 per share resulting in net proceeds to the Company of $78.4 million. The net proceeds were used to reduce outstanding principal on the Company’s unsecured credit facility and for working capital.
Results of Operations
The Company’s loss from operations is generated primarily from operations of its properties and development and property management fee revenue. The changes in operating results from period to period reflect changes in existing property performance and changes in the number of properties due to development, acquisition, or disposition of properties.
Property Summary
The following is an activity summary of the Company’s property portfolio (excluding unconsolidated real estate partnerships) for the three and six months ended June 30, 2007 and 2006 and the year ended December 31, 2006:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Properties at beginning of the period	50	49	50	44
Consolidation of Rocky Mount MOB LLC	—	—	—	1
Acquisitions	1	—	1	4
In-service development	1	—	1	—
Dispositions	—	—	—	—

Properties at end of the period	52	49	52	49

Lease-up development property	1	—	1	—

Year Ended
December 31, 2006
Properties at January 1	44
Consolidation of Rocky Mount MOB LLC	1
Acquisitions	6
Dispositions	(1)

Properties at December 31	50

The above tables exclude East Jefferson Medical Specialty Building, which is accounted for as a sales-type capital lease and include Rocky Mount MOB, a consolidated entity owned 34.5% by the Company.
A property is considered “in-service” upon the earlier of (1) lease-up and substantial completion of tenant improvements, or (2) one year after cessation of major construction. For portfolio and operational data, a single in-service date is used. For GAAP reporting, a property is placed into service in stages as construction is completed and the property and tenant space is available for its intended use.
Comparison of the three months ended June 30, 2007 and June 30, 2006

Revenue. Total revenue increased $1.7 million, or 12.0%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This increase was primarily due to an increase in revenue of $1.5 million related to rental revenue from properties acquired from July 1, 2006 to June 30, 2007, developments that began operations in 2007, and management fee and expense reimbursement revenue from Consera Healthcare Real Estate (“Consera”), which was acquired in September 2006. There was a $0.3 million increase in same-property revenue and a $0.1 million decrease in other income.
Property operating and management expenses. Property operating and management expenses increased $1.2 million, or 24.9%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This increase was primarily due to $0.8 million of operating expenses related to properties acquired from July 1, 2006 to June 30, 2007, developments that began operations in 2007, and personnel and management costs at Consera. There was a $0.4 million increase in same-property property operating and management expenses.
General and administrative expenses. General and administrative expenses increased $0.1 million, or 6.5%, for the three months ended June 30, 2007 compared to the same period in 2006 primarily due to increased personnel costs.
Interest expense. Interest expense, excluding changes in fair values of the interest rate swap agreements, for the three months ended June 30, 2007 was $3.2 million compared to $3.6 million for the three months ended June 30, 2006, a decrease of $0.4 million, or 12.1%. This decrease was primarily due to the timing of property and business acquisitions and the repayment of debt using proceeds from the March 2007 common stock equity issuance.
Changes in interest rate swap fair values were recorded as a decrease or increase to interest expense until the swaps were terminated in November 2006. For the three months ended June 30, 2006, the interest rate swap agreements fair values increased by approximately $0.2 million, which resulted in a reduction of interest expense of the same amount.
Comparison of the six months ended June 30, 2007 and June 30, 2006
Revenue. Total revenue increased $5.0 million, or 18.6%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This increase was primarily due to an increase in revenue of $4.7 million related to rental revenue from properties acquired during 2006, developments that began operations in 2007, and management fee and expense reimbursement revenue from Consera. There was a $0.4 million increase in same-property revenue and a $0.1 million decrease in other income.
Property operating and management expenses. Property operating and management expenses increased $2.9 million, or 31.7%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This increase was primarily due to $2.2 million of operating expenses related to properties acquired during 2006, developments that began operations in 2007, and personnel and management costs at Consera. There was a $0.7 million increase in same-property property operating and management expenses.
General and administrative expenses. General and administrative expenses increased $0.5 million, or 14.5%, for the six months ended June 30, 2007 compared to the same period in 2006 primarily due to the timing of tax compliance professional services, income tax accruals related to development and management fees earned by the Company’s taxable REIT subsidiaries, and expensing of previously capitalized costs associated with a development project that was discontinued. The reimbursement of these expensed costs is included in development fee revenue.
Interest expense. Interest expense, excluding changes in fair values of the interest rate swap agreements, for the six months ended June 30, 2007 was $7.2 million compared to $6.3 million for the six months ended June 30, 2006, an increase of $0.9 million, or 15.5%. This increase was primarily due to the increased borrowing to fund the acquisitions during 2006 and offset by the repayment of principal using proceeds from the March 2007 common stock equity issuance.
Changes in interest rate swap fair values were recorded as a decrease or increase to interest expense until the swaps were terminated in November 2006. For the six months ended June 30, 2006, the interest rate swap agreements fair values increased by approximately $0.5 million, which resulted in a reduction of interest expense of the same amount.
Cash Flows
Comparison of the six months ended June 30, 2007 and June 30, 2006

Cash provided by operating activities was $11.6 million and $8.9 million during the six months ended June 30, 2007 and 2006, respectively. The increase of $2.7 million was primarily due to (1) a $0.8 million increase in earnings before non-cash depreciation and amortizations and changes in fair value of interest rate swap agreements and (2) a $1.9 million net increase due to changes in operating assets and liabilities primarily resulting from increased accrued expenses and prepaid rent as of June 30, 2007 as compared to the prior year.
Cash used in investing activities was $59.1 million and $73.9 million during the six months ended June 30, 2007 and 2006, respectively. The decrease is primarily due to the acquisition of one property during the six months ended June 30, 2007 compared to four properties during the same period in 2006, offset by increased development activity in 2007.
Cash provided by financing activities was $50.7 million and $56.1 million for the six months ended June 30, 2007 and 2006, respectively. The decrease of $5.4 million was primarily due to the timing of quarterly distributions. During 2007, there were two distributions paid to stockholders and unitholders compared to one distribution payment in 2006. For the period November 2005 (the commencement of operations) through December 2005, the distribution was paid in December 2005, whereas for the period October 2006 through December 2006, the distribution was paid in January 2007.
Construction in Progress
During the three months ended June 30, 2007, the Company completed two development projects, Carolina Forest Medical Plaza and Lancaster Rehabilitation Hospital. Carolina Forest Medical Plaza is located in Horry County, South Carolina. At June 30, 2007, the facility was 43.2% leased and is anchored by Grand Strand Regional Medical Center.
At June 30, 2007, Lancaster Rehabilitation Hospital was 100% leased by an operating joint venture composed of St. Louis-based Centerre Healthcare Corp. and Lancaster General Hospital. This facility, located on Lancaster General Health Campus, includes a therapeutic pool, gymnasium, 50 private rooms and space for intensive inpatient physical rehabilitation following strokes, trauma or other health care problems that result in severe disabilities.
Construction in progress at June 30, 2007 consisted of two development projects, Lancaster General Health Campus MOB and Mebane Medical Office Building. The following is a summary of the construction in progress balance (dollars in thousands):

			Estimated
		Estimated	Net Rentable	Investment	Estimated Total
Property	Location	Completion Date	Square Feet	to Date	Investment
Lancaster General Health Campus MOB	Lancaster, PA	4Q 2007	64,070	$9,527	$13,700
Mebane Medical Office Building	Mebane, NC	2Q 2008	60,000	3,209	16,200
Land and pre-construction developments			—	1,121	—

			124,070	$13,857	$29,900

Mebane Medical Investors, LLC, which will own Mebane Medical Office Building, is a real estate partnership among the Company and Alamance Regional Medical Center, Inc. The Company currently has a 49% ownership in the real estate partnership and consolidates the partnership in accordance with EITF 04-5.
In March 2007, the Company obtained construction financing related to the Lancaster General Health Campus MOB project. The facility provides financing up to $11.0 million and will convert to permanent financing at the date of occupancy. The interest rate during the construction period is LIBOR plus 1.05% (6.37% as of June 30, 2007). The mortgage note payable will mature in five or seven years, at the Company’s option, from the date of occupancy and provides for principal payments based on a 25 year amortization. As of June 30, 2007, there was $4.3 million drawn on the facility.
In May 2007, Mebane Medical Investors, LLC obtained construction financing related to the Mebane Medical Office Building project. The facility provides financing up to $13.0 million with an interest rate equal to LIBOR plus 1.3% (6.55% as of June 30, 2007). The mortgage note payable will mature in three years and provides for interest-only payments through May 2009 and principal payments based on a 30 year amortization from June 2009 through the maturity date of May 2010. The facility has two one-year extension options. As of June 30, 2007, there were no amounts drawn on the facility.

Liquidity and Capital Resources
As of June 30, 2007, the Company had $4.2 million available in cash and cash equivalents. The Company will be required to distribute at least 90% of the Company’s net taxable income, excluding net capital gains, to the Company’s stockholders on an annual basis due to qualification requirements as a REIT. Therefore, as a general matter, it is unlikely that the Company will have any substantial cash balances that could be used to meet the Company’s liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.
The Company has a $130.0 million unsecured revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions (including Bank of America, N.A., Citicorp North America, Inc. and Branch Banking & Trust Company) (collectively, the “Lenders”). The Credit Facility is available to fund working capital and for other general corporate purposes; to finance acquisition and development activity; and to refinance existing and future indebtedness. The Credit Facility permits the Company to borrow up to $130.0 million of revolving loans, with sub-limits of $25.0 million for swingline loans and $25.0 million for letters of credit.
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
As of June 30, 2007, there was $94.6 million available under the Credit Facility. There was $34.0 million outstanding at June 30, 2007 and $1.4 million of availability is restricted related to outstanding letters of credit. Subsequent to June 30, 2007, the Company had net borrowings of $4.0 million to fund the quarterly distribution and development projects.
The Company believes that it will have sufficient capital resources as a result of operations and the borrowings in place to fund ongoing operations.
On June 13, 2007, the Company declared a dividend to common stockholders of record and the Operating Partnership declared a distribution to unitholders of record, in each case as of June 25, 2007, totaling $5.7 million, or $0.35 per share or unit, covering the period from April 1, 2007 through June 30, 2007. The dividend and distribution were paid on July 19, 2007. The dividend and distribution were equivalent to an annual rate of $1.40 per share and OP unit.
Long-Term Liquidity Needs
The Company’s principal long-term liquidity needs consist primarily of new property development, property acquisitions, principal payments under various mortgages and other credit facilities and non-recurring capital expenditures. The Company does not expect that its net cash provided by operations will be sufficient to meet all of these long-term liquidity needs. Instead, the Company expects to finance new property developments through modest cash equity capital contributed by the Company together with construction loan proceeds, as well as through cash equity investments by its tenants. The Company expects to fund property acquisitions through a combination of borrowings under its Credit Facility and traditional secured mortgage financing. In addition, the Company expects to use OP units issued by the Operating Partnership to acquire properties from existing owners seeking a tax deferred transaction. The Company expects to meet other long-term liquidity requirements through net cash provided by operations and through additional equity and debt financings, including loans from banks, institutional investors or other lenders, bridge loans, letters of credit, and other lending arrangements, most of which will be secured by mortgages. The Company may also issue unsecured debt in the future. However, in view of the Company’s strategy to grow its portfolio over time, the Company does not, in general, expect to meet its long-term liquidity needs through sales of its properties. In the event that, notwithstanding this intent, the Company was in the future to consider sales of its properties from time to time, the proceeds that would be available to the Company from such sales, may be reduced by amounts that the Company may owe under the tax protection agreements entered into in connection with the certain acquisition transactions or those properties would need to be sold in a tax deferred transaction which would require reinvestment of the proceeds in another property. In addition, the Company’s ability to sell certain of its assets could be adversely affected by the general illiquidity of real estate assets and certain additional factors particular to the Company’s portfolio such as the specialized nature of its target property type, property use restrictions and the need to obtain consents or waivers of rights of first refusal or rights of first offers from ground lessors in the case of sales of its properties that are subject to ground leases.
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
Contractual Obligations
The following table summarizes the Company’s contractual obligations as of June 30, 2007, including the maturities and scheduled principal repayments and the commitments due in connection with the Company’s ground leases and operating leases for the periods indicated (in thousands):

	Through
	Remainder
	of 2007	2008	2009	2010	2011	Thereafter	Total
Obligation:
Long-term debt principal payments and maturities (1)	$37,050	$70,785	$46,605	$1,626	$3,710	$84,674	$244,450
Standby letters of credit (2)	1,422	—	—	—	—	—	1,422
Interest payments (3)	7,207	10,826	6,996	5,486	5,299	17,825	53,639
Ground leases (4)	107	215	215	215	215	7,757	8,724
Operating leases (5)	170	409	412	356	360	31	1,738

Total	$45,956	$82,235	$54,228	$7,683	$10,584	$110,287	$310,973

(1)	Includes notes payable under the Credit Facility

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
Off-Balance Sheet Arrangements
The Company guarantees debt in connection with certain of its development activities, including joint ventures. The Company has guaranteed, in the event of a default, the mortgage note payable for one unconsolidated real estate joint venture. An initial liability of $0.1 million has been recorded for the guarantee using expected present value measurement techniques. The guarantee, which has a principal balance of $8.9 million at June 30, 2007, will be released upon the full repayment of the mortgage note payable, which matures in December 2007. The mortgage is collateralized by property and the collateral will revert to the guarantor in the event the guarantee is performed.

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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of this new standard on its financial statements.
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
As of June 30, 2007, the Company had $244.4 million of consolidated debt outstanding (excluding any discounts or premiums related to assumed debt). Of the Company’s total consolidated debt, $61.9 million, or 25.3%, was variable rate debt that is not subject to variable to fixed rate interest rate swap agreements. Of the Company’s total indebtedness, $182.5 million, or 74.7%, was subject to fixed interest rates, including variable rate debt that is subject to variable to fixed rate swap agreements.
If LIBOR were to increase by 100 basis points, the increase in interest expense on the Company’s variable rate debt would decrease future annual earnings and cash flows by approximately $0.6 million. Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on the Company’s financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, the Company may take actions to further mitigate the Company’s exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in the Company’s financial structure.
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
During the three and six month periods ended June 30, 2007, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is not involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against us, other than routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and not expected to harm the Company’s business, financial condition or results of operations.
ITEM 1A. RISK FACTORS
See the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, for risk factors. There have been no significant changes to the Company’s risk factors during the three and six months ended June 30, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On June 29, 2007, the Operating Partnership issued an aggregate of 181,133 OP units, having an aggregate value of $3.6 million at the time of issuance, related to the acquisition of Central New York Medical Center in Syracuse, New York. These OP units were issued in exchange for ownership interest in limited liability companies as part of private placement transactions under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder. These OP units are redeemable for the cash equivalent thereof at a time six months after the date of issuance, or, at the option of the Company, exchangeable into shares of common stock in the Company on a one-for-one basis. No underwriters were used in connection with this issuance of OP Units.

Issuer Purchases of Equity Securities
Below is a summary of equity repurchases by month for the three months ended June 30, 2007:

			Total Number of
			Equity Securities	Approximate Dollar
		Average	Purchased as Part	Value of Equity
	Total Number of	Price Paid	of Publicly	Securities that May
	Equity Securities	Per Equity	Announced Plans	Yet Be Purchased
For the Period	Purchased	Security	or Programs	Under the Plan
April 1 - April 30, 2007	26,218	$21.66	N/A	N/A
May 1 - May 31, 2007	115,548	$21.01	N/A	N/A
June 1 - June 30, 2007	27,753	$20.70	N/A	N/A

Total	169,519	$21.06	N/A	N/A

These figures only relate to repurchases of OP units. The Company did not repurchase shares of common stock during the three months ended June 30, 2007.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
The Company held its 2007 annual meeting of stockholders (the “2007 Annual Meeting”) on May 22, 2007. A detailed description of the matters voted upon at the 2007 Annual Meeting is contained in the Company’s proxy statement that was filed with Securities and Exchange Commission on April 23, 2007.
At the 2007 Annual Meeting, the stockholders voted to elect James W. Cogdell, Richard B. Jennings, Richard C. Neugent, Frank C. Spencer, Christopher E. Lee, Randolph D. Smoak, M.D., and John R. Georgius to serve as directors of the Company until the Company’s 2008 annual meeting of stockholders and until their successors are duly elected and qualified.
Votes were cast for and withheld in the election of directors as follows:

Nominee	Votes For	Votes Withheld
James W. Cogdell	10,619,046	59,399
John R. Georgius	10,659,477	18,968
Richard B. Jennings	10,122,331	556,114
Christopher E. Lee	10,659,477	18,968
Richard C. Neugent	10,660,477	17,968
Randolph D. Smoak, M.D.	10,658,570	19,875
Frank C. Spencer	10,619,046	59,399
There were no broker non-votes in the election of directors.
At the 2007 Annual meeting, the stockholders also voted on ratification of external auditors. The results of the vote were as follows:

	Votes For	Votes Against	Abstentions
Deloitte & Touche LLP	10,668,683	7,504	2,258
ITEM 5. OTHER INFORMATION

None.
ITEM 6. EXHIBITS
3.1	Articles of Amendment and Restatement of Cogdell Spencer Inc., incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).

3.2	Bylaws of Cogdell Spencer Inc., incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).

3.3	Amended and Restated Agreement of Limited Partnership of Cogdell Spencer LP, incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).

3.4	Declaration of Trust of CS Business Trust I., incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).

3.5	Declaration of Trust of CS Business Trust II, incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).

4.1	Form of stock certificate, incorporated by reference to Exhibit 4.0 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGDELL SPENCER INC. Registrant
Date: August 8, 2007	/s/Frank C. Spencer
Frank C. Spencer
President and Chief Executive Officer

Date: August 8, 2007	/s/Charles M. Handy
Charles M. Handy
Senior Vice President and Chief Financial Officer