Form 10-Q
period 2007-09-30
Cogdell Spencer Inc.
filed 2007-11-09
CIK 1332896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-32649
COGDELL SPENCER INC.
(Exact name of registrant as specified in its charter)

Maryland	20-3126457
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4401 Barclay Downs Drive, Suite 300
Charlotte, North Carolina (Address of principal executive offices)	28209 (Zip code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 11,948,245 shares of common stock, par value $.01 per share, outstanding as of November 6, 2007.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COGDELL SPENCER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	As of	As of
	September 30, 2007	December 31, 2006
Assets
Real estate properties:
Land	$28,139	$22,768
Buildings and improvements	430,188	339,214
Less: Accumulated depreciation	(39,065)	(23,664)

Total operating real estate properties, net	419,262	338,318
Construction in progress	10,110	12,854

Total real estate properties, net	429,372	351,172
Cash and cash equivalents	3,184	1,029
Restricted cash	1,311	982
Investment in capital lease	5,964	6,193
Acquired above market leases, net of accumulated amortization of $457 in 2007 and $290 in 2006	1,003	966
Acquired in place lease value and deferred leasing costs, net of accumulated amortization of $16,185 in 2007 and $11,184 in 2006	18,076	18,205
Acquired ground leases, net of accumulated amortization of $192 in 2007 and $146 in 2006	3,046	3,092
Deferred financing costs, net of accumulated amortization of $573 in 2007 and $342 in 2006	1,315	1,018
Goodwill	5,335	5,326
Other assets	7,046	5,075

Total assets	$475,652	$393,058

Liabilities and stockholders’ equity
Notes payable under line of credit	$46,100	$77,487
Mortgage loans	233,629	184,544
Accounts payable and other liabilities	16,345	9,851
Accrued dividends and distributions	5,779	4,404
Acquired below market leases, net of accumulated amortization of $2,080 in 2007 and $1,384 in 2006	3,489	3,096

Total liabilities	305,342	279,382
Commitments and contingencies
Minority interests in real estate partnerships	1,859	157
Minority interests in operating partnership	47,192	53,844
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000 shares authorized, none issued or outstanding	—	—
Common Stock; $0.01 par value; 200,000 shares authorized, 11,948 and 8,000 shares issued and outstanding in 2007 and 2006, respectively	119	80
Additional paid-in capital	166,865	87,224
Accumulated other comprehensive income (loss)	(479)	73
Accumulated deficit	(45,246)	(27,702)

Total stockholders’ equity	121,259	59,675

Total liabilities and stockholders’ equity	$475,652	$393,058

See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Rental	$16,389	$13,394	$45,314	$38,492
Management fee revenue	526	188	1,621	748
Expense reimbursements	315	89	989	398
Development fee revenue	25	19	276	108
Interest and other income	226	202	827	736

Total revenues	17,481	13,892	49,027	40,482

Expenses:
Property operating and management	6,797	5,050	18,766	14,139
General and administrative	1,513	1,387	5,447	4,822
Depreciation	5,581	5,120	15,455	14,288
Amortization	1,692	2,617	5,209	7,375
Interest	4,101	4,195	11,324	9,979
Prepayment penalty on early extinguishment of debt	—	37	—	37

Total expenses	19,684	18,406	56,201	50,640

Loss from continuing operations before equity in earnings (loss) of unconsolidated real estate partnerships, gain from sale of real estate partnership interests, minority interest in real estate partnerships, minority interests in operating partnership, and discontinued operations	(2,203)	(4,514)	(7,174)	(10,158)

Equity in earnings (loss) of unconsolidated real estate partnerships	2	2	(2)	7
Gain from sale of real estate partnership interests	—	484	—	484
Minority interests in real estate partnerships	(16)	(24)	(55)	(77)
Minority interests in operating partnership	615	1,430	2,226	3,438

Loss from continuing operations	(1,602)	(2,622)	(5,005)	(6,306)
Discontinued operations:
Income (loss) from discontinued operations	—	2	—	(9)
Gain from sale of real estate property	—	435	—	435
Minority interests in operating partnership	—	(154)	—	(150)

Total discontinued operations	—	283	—	276

Net loss	$(1,602)	$(2,339)	$(5,005)	$(6,030)

Per share data — basic and diluted
Loss from continuing operations	$(0.13)	$(0.33)	$(0.47)	$(0.79)
Income from discontinued operations	—	0.04	—	0.03

Net loss	$(0.13)	$(0.29)	$(0.47)	$(0.76)

Weighted average common shares — basic and diluted	11,934	7,976	10,755	7,975

See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

				Accumulated
	Number of		Additional	Other
	Common	Common	Paid-in	Comprehensive	Accumulated
	Shares	Stock	Capital	Income (loss)	Deficit	Total
Balance at December 31, 2006	8,000	$80	$87,224	$73	$(27,702)	$59,675
Comprehensive loss:
Net loss	—	—	—	—	(5,005)	(5,005)
Unrealized loss on interest rate swaps	—	—	—	(552)	—	(552)

Comprehensive loss						(5,557)
Issuance of common stock, net of costs	3,950	39	78,404	—	—	78,443
Conversion of operating partnership units to common stock	—	—	6	—	—	6
Amortization of restricted stock grants	—	—	74	—	—	74
Forfeiture of restricted stock grants	(2)	—	—	—	—	—
Dividends to common stockholders	—	—	—	—	(12,539)	(12,539)
Adjustment to record change of interest in the operating partnership due to the issuance of operating partnership units in excess of book value	—	—	1,157	—	—	1,157

Balance at September 30, 2007	11,948	$119	$166,865	$(479)	$(45,246)	$121,259

See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006
Operating activities:
Net loss	$(5,005)	$(6,030)
Adjustments to reconcile net loss to cash provided by operating activities:
Minority interests	(2,171)	(3,211)
Gain from sale of real estate partnership interests	—	(484)
Gain from sale of real estate property — discontinued operations	—	(435)
Depreciation and amortization (including amounts in discontinued operations)	20,664	21,686
Amortization of acquired above market leases and acquired below market leases, net (including amounts in discontinued operations)	(529)	(696)
Straight line rental revenue	(237)	(139)
Amortization of deferred finance costs and debt premium	186	58
Equity-based compensation	158	79
Equity in loss (earnings) of unconsolidated real estate partnerships	2	(7)
Prepayment penalty for early extinguishment of debt	—	37
Change in fair value of interest rate swap agreements	—	(59)
Changes in operating assets and liabilities:
Other assets	(852)	(210)
Accounts payable and other liabilities	5,330	2,154

Net cash provided by operating activities	17,546	12,743
Investing activities:
Investment in real estate properties	(91,868)	(97,194)
Purchase of minority interests in operating partnership	(3,807)	—
Proceeds from sale of real estate property	—	1,914
Proceeds from sale of real estate partnership interests	—	546
Proceeds from capital lease	229	229
Purchase of corporate equipment	(502)	—
Distributions received from unconsolidated real estate partnership	4	2
Increase in restricted cash	(329)	(277)

Net cash used in investing activities	(96,273)	(94,780)
Financing activities:
Proceeds from mortgage notes payable	65,941	13,270
Repayments of mortgage notes payable	(16,714)	(7,799)
Proceeds from line of credit	49,300	82,750
Repayments to line of credit	(80,687)	(4,500)
Prepayment penalty for early extinguishment of debt	—	(37)
Net proceeds from sale of common stock	78,443	—
Dividends and distributions	(15,919)	(8,653)
Equity contribution by partner in a consolidated real estate partnership	1,304	—
Distributions to minority interests in real estate partnership	(117)	(134)
Payment of deferred financing costs	(669)	(261)

Net cash provided by financing activities	80,882	74,636

Increase (decrease) in cash and cash equivalents	2,155	(7,401)
Balance at beginning of period	1,029	9,571
Cumulative effect adjustment associated with the implementation of EITF 04-5	—	213

Balance at end of period	$3,184	$2,383

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$11,792	$9,673

Cash paid for income taxes	$307	$—

Supplemental cash flow information — noncash investing and financing activities:
Issuance of operating partnership units as consideration for investment in real estate property	3,583	6,018
Investment in real estate costs contributed by partner in a consolidated real estate partnership	460	—
Debt assumed with purchase of property	—	5,178
Accrued dividends and distributions	5,779	4,326
See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Business Description
Cogdell Spencer Inc. (the “Company”), incorporated in Maryland in 2005, is a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”) that invests in specialty office buildings for the medical profession, including medical offices, ambulatory surgery and diagnostic centers, in the United States of America. As of September 30, 2007, the Company’s portfolio consisted of 55 wholly-owned properties, five joint venture properties, and 57 other managed medical office buildings.
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company reviews its interests in entities to determine if the entity’s assets, liabilities, noncontrolling interests and results of activities should be consolidated by an entity that is included in the consolidated financial statements in accordance with Financial Accounting Standards Board Interpretation (“FASB”) No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), Emerging Issues Task Force (“EITF”) 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” and Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”
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
Interim Financial Information
The financial information for the three and nine months ended September 30, 2007 and 2006 is unaudited, but includes all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for such periods. Operating results for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal years of 2007 or 2006 or any other future period. These condensed consolidated financial statements do not include all disclosures required by GAAP for annual consolidated financial statements. The Company’s most recent audited consolidated financial statements are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value for assets and liabilities, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 will be effective January 1, 2008. SFAS 157 is not expected to have a material impact on the Company’s results of operations or financial position.
In September 2006, the FASB issued SFAS No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires recognition of the funded status of such plans as an asset or liability, with changes in the funded status recognized through comprehensive income in the year in which they occur. These provisions of SFAS 158 became effective December 31, 2006. Additionally, SFAS 158 requires measurement of a plan’s assets and its obligations at the end of the employer’s fiscal year, effective December 31, 2008. SFAS 158 has not had, and is not expected to have, a material impact on the Company’s results of operations or financial position.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 will be effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of this new standard on its financial statements.
3. Property Acquisitions
In June, 2007, the Company acquired Central New York Medical Center in Syracuse, New York. The fully leased, six-story, 111,634 square foot facility is located on the campus of the Crouse Hospital and includes a 469-space parking garage. The property was acquired for $36.2 million, inclusive of transaction costs. The consideration consisted of cash and the issuance of 181,133 Operating Partnership units. The following table is an allocation of the purchase price (in thousands):

Land	$2,112
Building and improvements	32,674
Acquired in place lease value and deferred leasing costs	2,429
Acquired above market leases	28
Acquired below market leases	(1,043)

Total purchase price allocated	$36,200

On August 30, 2007, the Company acquired Summit Professional Plaza I and II in Brunswick, Georgia, for approximately $24.3 million in cash, inclusive of transaction costs. The two-building complex totals 97,272 net rentable square feet. Southeast Georgia Health System, a 356-bed not-for-profit healthcare system, is the anchor tenant and currently leases approximately 38% of the complex. Southeast Georgia Health System is ‘A’ rated by Standard & Poor’s Ratings Services. The following table is an allocation of the purchase price (in thousands):

Land	$3,167
Building and improvements	18,628
Acquired in place lease value and deferred leasing costs	2,374
Acquired above market leases	174
Acquired below market leases	(36)

Total purchase price allocated	$24,307

The following summary of selected unaudited pro forma results of operations presents information as if the purchase of Central New York Medical Center, Summit Professional Plaza I, and Summit Professional Plaza II properties had occurred at the beginning of the periods indicated. The pro forma information is provided for informational purposes only and is not indicative of results that would have occurred had the property been purchased at the beginning of the periods indicated or results which may occur in the future (in thousands, except per share amounts):

	Nine Months Ended
	September 30, 2007	September 30, 2006
Total revenues	$53,896	$45,268
Net loss	(3,213)	(4,252)
Per share information:
Basic and diluted loss per share	$(0.30)	$(0.53)
4. Investments in Real Estate Partnerships
As of September 30, 2007, the Company had an ownership interest in six limited liability companies or limited partnerships.
The following is a description of the unconsolidated entities:
•	McLeod Medical Partners, LLC, a South Carolina limited liability company, founded in 1982, 1.1% owned by the Company, and owns three medical office buildings;

•	Shannon Health/MOB Limited Partnership No. 1, a Delaware limited partnership, founded in 2001, 2.0% owned by the Company, and owns ten medical office buildings; and

•	BSB Health/MOB Limited Partnership No. 2, a Delaware limited partnership, founded in 2002, 2.0% owned by the Company, and owns nine medical office buildings.
The following is a description of the consolidated entities:
•	Rocky Mount MOB, LLC, a North Carolina limited liability company, founded in 2002, 34.5% owned by the Company, and owns one medical office building;

•	Cogdell Health Campus MOB, LP, a Pennsylvania limited partnership, founded in 2006, 89.4% owned by the Company, and owns one medical office building; and

•	Mebane Medical Investors, LLC, a North Carolina limited liability company, founded in 2006, 49.0% owned by the Company, and currently has one medical office building under construction.
The Company is the general partner or managing member of these real estate partnerships and manages the properties owned by these entities. The Company may receive development fees, property management fees, leasing fees, and expense reimbursements from these real estate partnerships.
The consolidated entities are included in the Company’s consolidated financial statements because the limited partners or non-managing members do not have sufficient participation rights in the partnerships to overcome the presumption of control by the Company as the managing member or general partner. The limited partners or non-managing members have certain protective rights such as the ability to prevent the sale of building, the dissolution of the partnership or limited liability company, or the incurrence of additional indebtedness.
The Company’s unconsolidated entities are accounted for under the equity method of accounting based on the Company’s ability to exercise significant influence. The following is a summary of financial information for the limited liability companies and limited partnerships for the periods indicated. The summary of financial information set forth below reflects the unaudited financial position and operations of the unconsolidated real estate partnerships in their entirety, not just the Company’s interest in the entities (in thousands):

	As of	As of
	September 30, 2007	December 31, 2006
Financial position:
Total assets	$58,071	$58,267
Total liabilities	51,415	51,441
Members’ equity	6,657	6,826

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Results of operations:
Revenues	$3,052	$2,837	$9,119	$9,042
Operating and general and administrative expenses	1,320	1,360	3,853	3,770
Net income	285	30	914	934
The 2.0% ownership in each of the Shannon Health/MOB Limited Partnership No. 1 and BSB Health/MOB Limited Partnership No. 2 were assumed as part of the Consera Healthcare Real Estate LLC (“Consera”) acquisition in September 2006. The partnership agreements and tenant leases of the limited partners are designed to give preferential treatment to the limited partners as to operating cash flows from these partnerships. The Company, as the general partner, does not generally participate in the operating cash flows from these entities other than to receive property management fees. The limited partners can remove the Company as the property manager and as the general partner.
5. Mortgages, Notes Payable and Guarantees
In March 2007, Cogdell Health Campus MOB, LP, a consolidated real estate partnership, obtained construction financing related to the Lancaster General Health Campus MOB project. The credit facility provides financing up to $11.0 million and will convert to permanent financing at the date of occupancy. The interest rate during the construction period is LIBOR plus 1.05% (6.17% as of September 30, 2007). The mortgage note payable will mature five or seven years, at the Company’s option, from the date of occupancy and provides for principal payments based on a 25-year amortization. As of September 30, 2007, there was $8.2 million drawn on the facility.
In May 2007, Mebane Medical Investors, LLC, a consolidated real estate partnership, obtained construction financing related to the Mebane Medical Office Building project. The credit facility provides financing up to $13.0 million with an interest rate equal to LIBOR plus 1.3% (6.42% as of September 30, 2007). The mortgage note payable will mature in May 2010 and provides for interest-only payments through May 2009 and principal payments based on a 30-year amortization from June 2009 through the maturity date in May 2010. This facility has two one-year extension options. As of September 30, 2007, there was $3.8 million drawn on the facility.
In May 2007, the Company refinanced the Parkridge MOB mortgage note payable. The $13.5 million note payable requires interest-only payments through June 2012 and principal and interest payment of $84,359 per month from July 2012 through the maturity date in June 2017. This note payable has a fixed interest rate of 5.68%.
In June 2007, in connection with the acquisition of the Central New York Medical Center, the Company obtained a $24.5 million, ten-year, interest-only mortgage note payable. The note payable has a fixed interest rate of 6.22%.
In August 2007, in connection with the acquisition of Summit Professional Plaza I and II in Brunswick, Georgia, the Company obtained a $15.9 million, ten-year, interest-only mortgage note payable. The note payable has a fixed interest rate of 6.18%.
At September 30, 2007, the Company received a waiver related to a violation of the consolidated secured indebtedness to consolidated total asset value ratio financial covenant contained in the Company’s $130.0 million unsecured revolving credit facility (the “Credit Facility”).
6. Derivative Financial Instruments
Interest rate swap agreements are utilized to reduce exposure to variable interest rates associated with certain mortgage notes payable. These agreements involve an exchange of fixed and floating interest payments without the exchange of the underlying principal amount (the “notional amount”). The interest rate swap agreements are reported at fair value in the consolidated balance sheet within “Other assets” or “Accounts payable and other liabilities” and changes in the fair value are reported in accumulated other comprehensive income (loss) exclusive of ineffectiveness amounts, which are reported in interest expense.
In August 2007, the Company entered into two interest rate swap agreements associated with a $3.0 and $27.0 million tranche under the Credit Facility. These instruments are designated and qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended and interpreted, and are due to expire in October 2008.
In September 2007, the Company entered into two interest rate swap agreements associated with mortgage loans collateralized by properties owned by St. Francis Medical Plaza, LLC and St. Francis Community MOB, LLC. These instruments are designated and qualify as cash flow hedges under SFAS No. 133, and are based on notional amounts of $7.7 million and $7.1 million, respectively. Both are due to expire in June 2008.
The following table summarizes the terms of the agreements and their fair values at September 30, 2007 and December 31, 2006 (dollars in thousands):

	Notional
	Amount as of					September 30,		December 31,
	September 30,			Effective	Expiration	2007		2006
Entity	2007	Receive Rate	Pay Rate	Date	Date	Asset	Liability	Asset	Liability
Beaufort Medical Plaza	$4,955	1 Month LIBOR	5.01%	10/25/2006	7/25/2008	$—	$12	$6	$—
Gaston MOB	15,972	1 Month LIBOR	5.18%	11/3/2006	11/22/2007	8	—	8	—
Medical Investors I, LLC	8,676	1 Month LIBOR	5.15%	10/10/2006	12/10/2007	3	—	6	—
River Hills Medical Associates	2,998	1 Month LIBOR	4.97%	10/16/2006	12/15/2008	—	12	4	—
Roper MOB	9,617	1 Month LIBOR	6.45%	10/10/2006	7/10/2009	—	65	12	—
Methodist Professional Center I	30,000	1 Month LIBOR	4.95%	11/6/2006	10/31/2009	—	248	34	—
Cogdell Spencer LP	3,000	1 Month LIBOR	5.06%	8/14/2007	10/31/2008	—	13	—	—
Cogdell Spencer LP	27,000	1 Month LIBOR	5.06%	8/20/2007	10/31/2008	—	121	—	—
St. Francis Medical Plaza, LLC	7,673	1 Month LIBOR	5.11%	9/18/2007	6/15/2008	—	11	—	—
St. Francis Community MOB, LLC	7,144	1 Month LIBOR	5.11%	9/18/2007	6/15/2008	—	10	—	—

						$11	$492	$70	$—

7. Minority Interests
Minority interests in the Operating Partnership at September 30, 2007 and December 31, 2006 were $47.2 million and $53.8 million, respectively.
As of September 30, 2007, there were 16,533,313 Operating Partnership units outstanding, of which 11,948,245, or 72.3%, were owned by the Company and 4,585,068, or 27.7%, were owned by other partners (including certain of our tenants, directors, and senior management).
8. Dividends and Distributions
On September 14, 2007, the Company declared a dividend to common stockholders of record and the Operating Partnership declared a distribution to holders of Operating Partnership units of record, in each case as of October 5, 2007, totaling $5.8 million, or $0.35 per share or Operating Partnership unit, covering the period from July 1, 2007 through September 30, 2007. The dividend and distribution were paid on October 19, 2007. The dividend and distribution were equivalent to an annual rate of $1.40 per share or Operating Partnership unit.
9. Loss per Share
The following is a summary of the elements used in calculating basic and diluted loss per share (in thousands, except per share amount):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Loss from continuing operations	$(1,601)	$(2,622)	$(5,005)	$(6,306)
Income from discontinued operations	—	283	—	276

Net loss	$(1,601)	$(2,339)	$(5,005)	$(6,030)

Per share data — basic and diluted:
Loss from continuing operations	$(0.13)	$(0.33)	$(0.47)	$(0.79)
Income from discontinued operations	—	0.04	—	0.03

Net loss	$(0.13)	$(0.29)	$(0.47)	$(0.76)

Weighted average shares outstanding — basic and diluted	11,934	7,976	10,755	7,975

The following potentially dilutive securities were outstanding, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Operating Partnership units	4,596	4,371	4,562	4,367
Unvested restricted stock	15	20	18	23
10. Related Party Transactions
The Fork Farm, a working farm owned by the Company’s Chairman, James W. Cogdell, periodically hosts events on behalf of the Company. Charges for such events are reflected in “general and administrative” expenses in the consolidated statements of operations. For the period January 1, 2007 through September 30, 2007, approximately $14,900 was paid to The Fork Farm.
11. Segment Reporting
The Company defines business segments by their distinct customer base and service provided based on the financial information used by our chief operating decision maker to make resource allocation decisions and assess performance. There are two identified reportable segments: (1) property operations and (2) real estate services. Management evaluates each segment’s performance based on net operating income, which is defined as income before corporate general and administrative expenses, depreciation, amortization, interest expense, loss on early extinguishment of debt, gain on sale of real estate partnership interests, equity in earnings (loss) of unconsolidated real estate partnerships, and minority interests. Intersegment revenues and expenses are reflected at the contractually stipulated amounts and eliminated in consolidation or combination. The following table represents the segment information for the three months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Property operations:
Rental revenues	$16,389	$13,394	$45,314	$38,492
Interest and other income	147	158	447	491
Intersegment revenues	93	83	270	250
Property operating expenses	(5,190)	(4,071)	(13,714)	(11,026)
Intersegment expenses	(1,041)	(881)	(3,079)	(2,563)

Net operating income	$10,398	$8,683	$29,238	$25,644

Total segment assets, end of period	$468,035	$384,080	$468,035	$384,080

Real estate services:
Fee revenue	$551	$207	$1,897	$856
Expense reimbursements	315	89	989	398
Interest and other income	79	44	380	245
Intersegment revenues	1,041	881	3,079	2,563
Real estate services operating expenses	(1,717)	(987)	(5,422)	(3,365)
Intersegment expenses	(93)	(83)	(270)	(250)

Net operating income	$176	$151	$653	$447

Total segment assets, end of period	$7,617	$8,821	$7,617	$8,821

Reconciliations:
Total segment revenues	$18,615	$14,856	$52,376	$43,295
Elimination of intersegment revenues	(1,134)	(964)	(3,349)	(2,813)

Total revenues	$17,481	$13,892	$49,027	$40,482

Total segment net operating income	$10,574	$8,842	$29,891	$26,343
Corporate general and administrative expenses	(1,403)	(1,379)	(5,077)	(4,570)
Depreciation and amortization expense	(7,273)	(7,737)	(20,664)	(21,663)
Interest expense	(4,101)	(4,195)	(11,324)	(9,979)
Prepayment penalty on early extinguishment of debt	—	(37)	—	(37)
Equity in earnings (loss) of unconsolidated real estate partnerships	2	2	(2)	7
Gain from sale of real estate partnership interests	—	484	—	484
Minority interests	599	1,406	2,171	3,361
Total discontinued operations	—	283	—	276

Net loss	$(1,602)	$(2,339)	$(5,005)	$(6,030)

Total assets, end of period	$475,652	$392,901	$475,652	$392,901

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
Forward-looking statements are based on estimates as of the date of this report. Cogdell Spencer Inc. (the “Company”) disclaims any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.
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
As of September 30, 2007, the Company owned and/or managed 117 medical office buildings and healthcare related facilities, serving 30 hospital systems in 12 states. The Company’s aggregate portfolio was comprised of:
•	55 wholly owned properties;

•	five joint venture properties; and

•	57 other properties owned by third parties which the Company manages.
At September 30, 2007, the Company’s aggregate portfolio contained approximately 5.7 million net rentable square feet, consisting of approximately 2.9 million net rentable square feet from wholly-owned properties, approximately 0.3 million net rentable square feet from joint venture properties, and approximately 2.5 million net rental square feet from properties owned by third parties and managed by the Company. Approximately 81% of the net rentable square feet of the wholly-owned properties are situated on hospital campuses. As such, the Company believes that its assets occupy a premier franchise location in relation to local hospitals, providing the Company’s properties with a distinct competitive advantage over alternative medical office space in an area. As of September 30, 2007, the Company’s in-service, wholly-owned properties were approximately 94.2% occupied, with a weighted average remaining lease term of approximately 4.4 years.
Factors Which May Influence Future Results of Operations
Generally, the Company’s revenues and expenses have remained consistent except for growth due to property and company acquisitions and timing of development fee earnings.
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
Revenue Recognition
Rental income related to non-cancelable operating leases is recognized using the straight line method over the terms of the tenant leases. Deferred rents included in the Company’s consolidated balance sheets represent the aggregate excess of rental revenue recognized on a straight line basis over the rental revenue that would be recognized under the cash flow received, based on the terms of the leases. The Company’s leases generally contain provisions under which the tenants reimburse the Company for all property operating expenses and real estate taxes incurred by the Company. Such reimbursements are recognized in the period that the expenses are incurred. Lease termination fees are recognized when the related leases are canceled and the Company has no continuing obligation to provide services to such former tenants. As discussed above, the Company recognizes amortization of the value of acquired above or below market tenant leases as a reduction of rental income in the case of above market leases or an increase to rental revenue in the case of below market leases. The Company receives fees for property management and development and consulting services from time to time from third parties which is reflected as fee revenue. Management fees are generally based on a percentage of revenues for the month as defined in the related property management agreements. Development and consulting fees are recorded on a percentage of completion method using management’s best estimate of time and costs to complete projects. The Company has a long history of developing reasonable and dependable estimates related to development or consulting contracts with clear requirements and rights of the parties to the contracts. Although not frequent, occasionally revisions to estimates of costs are necessary and are reflected as a change in estimate when known. Due to the amount of control retained by the Company, most joint venture developments will be consolidated, therefore those development fees will be eliminated in consolidation. Other income shown in the statement of operations, generally includes interest income, primarily from the amortization of unearned income on a sales-type capital lease recognized in accordance with Statement of Financial Accounting Standards No. 13 (“SFAS 13”), and other income incidental to the Company’s operations and is recognized when earned.
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
Changes in Financial Condition
On March 23, 2007, the Company issued 3,949,700 shares of common stock at a price of $21.00 per share resulting in net proceeds to the Company of $78.4 million. The net proceeds were used to reduce outstanding principal on the Company’s Credit Facility and for working capital. For more information on the Credit Facility, see “Liquidity and Capital Resources.”
Results of Operations
The Company’s loss from operations is generated primarily from operations of its properties and development and property management fee revenue. The changes in operating results from period to period reflect changes in existing property performance and changes in the number of properties due to development, acquisition, or disposition of properties.
Property Summary
The following is an activity summary of the Company’s property portfolio (excluding unconsolidated real estate partnerships) for the three and nine months ended September 30, 2007 and 2006 and the year ended December 31, 2006:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Properties at beginning of the period	52	49	50	44
Consolidation of Rocky Mount MOB LLC	—	—	—	1
Acquisitions	2	2	3	6
In-service development	—	—	1	—
Dispositions	—	(1)	—	(1)

Properties at end of the period	54	50	54	50

Lease-up development property	2	—	2	—

Year Ended
December 31, 2006
Properties at January 1	44
Consolidation of Rocky Mount MOB LLC	1
Acquisitions	6
Dispositions	(1)

Properties at December 31	50

The above tables exclude East Jefferson Medical Specialty Building, which is accounted for as a sales-type capital lease, and include the consolidated real estate partnerships of Rocky Mount MOB LLC and Cogdell Health Campus MOB, LP, 34.5% and 89.4%, respectively, owned by the Company.
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
Comparison of the three months ended September 30, 2007 and September 30, 2006
Revenue. Total revenue increased $3.6 million, or 25.8%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. This increase was primarily due to an increase in revenue of $3.0 million related to rental revenue from properties acquired from July 1, 2006 to September 30, 2007, developments that began operations in 2007, and management fee and expense reimbursement revenue from Consera Healthcare Real Estate, LLC (“Consera”), which was acquired in September 2006. There was a $0.6 million increase in same-property revenue.
Property operating and management expenses. Property operating and management expenses increased $1.7 million, or 34.6%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. This increase was primarily due to $1.2 million of operating expenses related to properties acquired from July 1, 2006 to September 30, 2007, developments that began operations in 2007, and personnel and management costs at Consera. There was a $0.5 million increase in same-property property operating and management expenses.
General and administrative expenses.  General and administrative expenses increased $0.1 million, or 9.1%, for the three months ended September 30, 2007 compared to the same period in 2006 primarily due to increased personnel costs.
Interest expense. Interest expense, excluding changes in fair values of the interest rate swap agreements, for the three months ended September 30, 2007 was $4.1 million compared to $3.8 million for the three months ended September 30, 2006, an increase of $0.3 million, or 12.1%. This increase was primarily due to an increase in borrowings. At September 30, 2007, the Company had $279.7 million of debt outstanding compared to $253.3 million at September 30, 2006, an increase of $26.4 million, or 10.4%.
Changes in interest rate swap fair values were recorded as a decrease or increase to interest expense until the swaps were terminated in November 2006. For the three months ended September 30, 2006, the interest rate swap agreements fair values decreased by approximately $0.4 million, which resulted in an increase of interest expense for the same amount.
Comparison of the nine months ended September 30, 2007 and September 30, 2006
Revenue. Total revenue increased $8.5 million, or 21.1%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This increase was primarily due to an increase in revenue of $7.4 million related to rental revenue from properties acquired during 2006 and 2007, developments that began operations in 2007, and management fee and expense reimbursement revenue from Consera. There was a $1.1 million increase in same-property revenue.
Property operating and management expenses. Property operating and management expenses increased $4.6 million, or 32.7%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This increase was primarily due to $3.3 million of operating expenses related to properties acquired during 2006 and 2007, developments that began operations in 2007, and personnel and management costs at Consera. There was a $1.3 million increase in same-property property operating and management expenses.
General and administrative expenses.  General and administrative expenses increased $0.6 million, or 13.0%, for the nine months ended September 30, 2007 compared to the same period in 2006 primarily due to tax professional services, income tax accruals related to development and management fees earned by the Company’s taxable REIT subsidiaries, and expensing of previously capitalized costs associated with a development project that was discontinued. The reimbursement of these expensed costs is included in development fee revenue.
Interest expense. Interest expense, excluding changes in fair values of the interest rate swap agreements, for the nine months ended September 30, 2007 was $11.3 million compared to $10.0 million for the nine months ended September 30, 2006, an increase of $1.3 million, or 13.0%. This increase was primarily due to the timing of property and business acquisitions and the repayment of debt using proceeds from the March 2007 common stock equity issuance.
Changes in interest rate swap fair values were recorded as a decrease or increase to interest expense until the swaps were terminated in November 2006. For the nine months ended September 30, 2006, the interest rate swap agreements fair values increased by approximately $0.1 million, which resulted in a reduction of interest expense of the same amount.

Cash Flows
Comparison of the nine months ended September 30, 2007 and September 30, 2006
Cash provided by operating activities was $17.6 million and $12.7 million during the nine months ended September 30, 2007 and 2006, respectively. The increase of $4.9 million was primarily due to (1) a $2.4 million increase in earnings before non-cash depreciation and amortizations and changes in fair value of interest rate swap agreements and (2) a $2.5 million net increase due to changes in operating assets and liabilities primarily resulting from increased accrued expenses and prepaid rent as of September 30, 2007 as compared to the prior period.
Cash used in investing activities was $96.3 million and $94.8 million during the nine months ended September 30, 2007 and 2006, respectively. The increase of $1.5 million is primarily due to the acquisition of three properties and increased development activity during the nine months ended September 30, 2007 compared to the acquisition of six properties, offset by a property disposition and sale of real estate partnership interests during the same period in 2006.
Cash provided by financing activities was $80.9 million and $74.6 million for the nine months ended September 30, 2007 and 2006, respectively. The increase of $6.3 million was primarily due to the timing of quarterly distributions. During 2007, there were three distributions paid to stockholders and holders of Operating Partnership units compared to two distribution payments in 2006. For the period November 2005 (the commencement of operations) through December 2005, the distribution was paid in December 2005, whereas for the period October 2006 through December 2006, the distribution was paid in January 2007. Net cash provided by financing activities in 2006 was mainly due to proceeds from the Credit Facility. In March 2007, proceeds from the issuance of common stock were used to repay borrowing from the Credit Facility. Net cash provided by financing activities in 2007 was mainly due to borrowing from the Credit Facility and from mortgage note payables.
Construction in Progress
During the three months ended September 30, 2007, the Company completed a 64,276 square foot ambulatory surgery center and medical office building (ASC/MOB) in Lancaster, Pennsylvania. This facility, located on the Lancaster General Health Campus includes The Physicians’ Surgery Center, which occupies the first floor; The Westphal Group, a local orthopedic practice; and various outpatient services associated with Lancaster General Hospital.
Construction in progress at September 30, 2007, consisted of the Mebane Medical Office Building. The following is a summary of the construction in progress balance (dollars in thousands):

		Estimated	Estimated		Estimated
		Completion	Net Rentable	Investment	Total
Property	Location	Date	Square Feet	to Date	Investment
Mebane Medical Office Building	Mebane, NC	2Q 2008	60,000	$8,813	$16,200
Land and pre-construction developments			—	1,297	—

			60,000	$10,110	$16,200

Mebane Medical Investors, LLC, which will own Mebane Medical Office Building, is a real estate partnership between the Company and Alamance Regional Medical Center, Inc. The Company currently has a 49% ownership in the real estate partnership and consolidates the partnership in accordance with EITF 04-5.
In May 2007, Mebane Medical Investors, LLC, a consolidated real estate partnership, obtained construction financing related to the Mebane Medical Office Building project. The facility provides financing up to $13.0 million with an interest rate equal to LIBOR plus 1.3% (6.42% as of September 30, 2007). The mortgage note payable will mature in three years and provides for interest-only payments through May 2009 and principal payments based on a 30 year amortization from June 2009 through the maturity date in May 2010. This facility has two one-year extension options. As of September 30, 2007, there was $3.8 million drawn on the facility.
Liquidity and Capital Resources
As of September 30, 2007, the Company had $3.2 million available in cash and cash equivalents. The Company will be required to distribute at least 90% of the Company’s net taxable income, excluding net capital gains, to the Company’s stockholders on an annual basis due to qualification requirements as a REIT. Therefore, as a general matter, it is unlikely that the Company will have any substantial cash balances that could be used to meet the Company’s liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.
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
The Credit Facility contains customary terms and conditions for credit facilities of this type, including: (1) limitations on the Company’s ability to (A) incur additional indebtedness, (B) make distributions to the Company’s stockholders, subject to complying with REIT requirements, and (C) make certain investments; (2) maintenance of a pool of unencumbered assets subject to certain minimum valuations thereof; and (3) requirements for us to maintain certain financial coverage ratios. These customary financial coverage ratios and other conditions include a maximum leverage ratio (65%, with flexibility for one two quarter increase to not more than 75%), minimum fixed charge coverage ratio (150%), maximum combined secured indebtedness (40%), maximum recourse indebtedness (15%), maximum unsecured indebtedness (60%, with flexibility for one two quarter increase to not more than 75%), minimum unencumbered interest coverage ratio (175%, with the flexibility for one two quarter decrease to 150%) and minimum combined tangible net worth ($30 million plus 85% of net proceeds of equity issuances by the Company and its subsidiaries after November 1, 2005).
As of September 30, 2007, there was $82.0 million available under the Credit Facility. There was $46.1 million outstanding at September 30, 2007 and $1.9 million of availability is restricted related to outstanding letters of credit.
The Company believes that it will have sufficient capital resources as a result of operations and the borrowings in place to fund ongoing operations.
On September 14, 2007, the Company declared a dividend to common stockholders of record and the Operating Partnership declared a distribution to holders of Operating Partnership units of record, in each case as of October 5, 2007, totaling $5.8 million, or $0.35 per share or Operating Partnership unit, covering the period from July 1, 2007 through September 30, 2007. The dividend and distribution were paid on October 19, 2007. The dividend and distribution were equivalent to an annual rate of $1.40 per share and Operating Partnership unit.
Long-Term Liquidity Needs
The Company’s principal long-term liquidity needs consist primarily of new property development, property acquisitions, principal payments under various mortgages and other credit facilities and non-recurring capital expenditures. The Company does not expect that its net cash provided by operations will be sufficient to meet all of these long-term liquidity needs. Instead, the Company expects to finance new property developments through modest cash equity capital contributed by the Company together with construction loan proceeds, as well as through cash equity investments by its tenants. The Company expects to fund property acquisitions through a combination of borrowings under its Credit Facility and traditional secured mortgage financing. In addition, the Company expects to use Operating Partnership units issued by the

Operating Partnership to acquire properties from existing owners seeking a tax deferred transaction. The Company expects to meet other long-term liquidity requirements through net cash provided by operations and through additional equity and debt financings, including loans from banks, institutional investors or other lenders, bridge loans, letters of credit, and other lending arrangements, most of which will be secured by mortgages. The Company may also issue unsecured debt in the future. However, in view of the Company’s strategy to grow its portfolio over time, the Company does not, in general, expect to meet its long-term liquidity needs through sales of its properties. In the event that, notwithstanding this intent, the Company was in the future to consider sales of its properties from time to time, the proceeds that would be available to the Company from such sales, may be reduced by amounts that the Company may owe under the tax protection agreements or those properties would need to be sold in a tax deferred transaction which would require reinvestment of the proceeds in another property. In addition, the Company’s ability to sell certain of its assets could be adversely affected by the general illiquidity of real estate assets and certain additional factors particular to the Company’s portfolio such as the specialized nature of its target property type, property use restrictions and the need to obtain consents or waivers of rights of first refusal or rights of first offers from ground lessors in the case of sales of its properties that are subject to ground leases.
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
Contractual Obligations
The following table summarizes the Company’s contractual obligations as of September 30, 2007, including the maturities and scheduled principal repayments and the commitments due in connection with the Company’s ground leases and operating leases for the periods indicated (in thousands):

	Through
	Remainder
	of 2007	2008	2009	2010	2011	Thereafter	Total
Obligation:

Long-term debt principal payments and maturities (1)	$25,273	$90,244	$46,701	$6,209	$3,674	$107,267	$279,368
Standby letters of credit (2)	—	1,908	—	—	—	—	1,908
Interest payments (3)	4,158	13,488	9,018	6,692	6,431	26,964	66,751
Ground leases (4)	111	228	228	228	228	9,224	10,247
Operating leases (5)	85	409	412	356	360	31	1,653

Total	$29,627	$106,277	$56,359	$13,485	$10,693	$143,486	$359,927

(1)	Includes notes payable under the Company’s Credit Facility

(2)	As collateral for performance on a mortgage note payable, the Company is contingently liable under a standby letter of credit, which also reduces the availability under the Credit Facility

(3)	Assumes one-month LIBOR 5.12% and Prime Rate of 7.75%

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
Off-Balance Sheet Arrangements
The Company guarantees debt in connection with certain of its development activities, including joint ventures. The Company has guaranteed, in the event of a default, the mortgage note payable for one unconsolidated real estate joint venture. An initial liability of $0.1 million has been recorded for the guarantee using expected present value measurement techniques. The guarantee, which has a principal balance of $8.9 million at September 30, 2007, will be released upon the full repayment of the mortgage note payable, which matures in December 2007. The mortgage is collateralized by property and the collateral will revert to the guarantor in the event the guarantee is performed.

Management believes the probability the Company will have to perform on the guarantee in the future is minimal and therefore the Company does not expect the Company’s guarantee to have a material impact on the Company’s financial statements.
Real Estate Taxes
The Company’s leases generally require the tenants to be responsible for all real estate taxes.
Inflation
Inflation in the United States of America has been relatively low in recent years and did not have a material impact on the results of operations for the periods shown in the consolidated and combined financial statements. Although the impact of inflation has been relatively insignificant in recent years, it remains a factor in the United States of America economy and may increase the cost of acquiring or replacing properties.
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
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value for assets and liabilities, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 will be effective January 1, 2008. SFAS 157 is not expected to have a material impact on the Company’s results of operations or financial position.
In September 2006, the FASB issued SFAS No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires recognition of the funded status of such plans as an asset or liability, with changes in the funded status recognized through comprehensive income in the year in which they occur. These provisions of SFAS 158 became effective December 31, 2006. Additionally, SFAS 158 requires measurement of a plan’s assets and its obligations at the end of the employer’s fiscal year, effective December 31, 2008. SFAS 158 has not had, and is not expected to have, a material impact on the Company’s results of operations or financial position.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 will be effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of this new standard on its financial statements.
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
As of September 30, 2007, the Company had $279.4 million of consolidated debt outstanding (excluding any discounts or premiums related to assumed debt). Of the Company’s total consolidated debt, $36.9 million, or 13.2%, was variable rate debt that is not subject to variable to fixed rate interest rate swap agreements. Of the Company’s total indebtedness, $242.5 million, or 86.8%, was subject to fixed interest rates, including variable rate debt that is subject to variable to fixed rate swap agreements. The weighted average interest rate for fixed rate debt was 6.3% at September 30, 2007.
If LIBOR were to increase by 100 basis points, the increase in interest expense on the Company’s variable rate debt would decrease future annual earnings and cash flows by approximately $0.4 million. Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on the Company’s financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, the Company may take actions to further mitigate the Company’s exposure to the change.
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
During the three and nine month periods ended September 30, 2007, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
See the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, for risk factors. There have been no material changes to the Company’s risk factors during the three and nine months ended September 30, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

Issuer Purchases of Equity Securities
Below is a summary of equity repurchases by month for the nine months ended September 30, 2007:

			Total Number of
			Equity Securities	Approximate Dollar
		Average	Purchased as Part	Value of Equity
	Total Number of	Price Paid	of Publicly	Securities that May
	Equity Securities	Per Equity	Announced Plans	Yet Be Purchased
For the Month Ended	Purchased	Security	or Programs	Under the Plan
July 1 - July 31, 2007	—	$—	N/A	N/A
August 1 - August 31, 2007	2,948	$19.91	N/A	N/A
September 1 - September 30, 2007	9,779	$17.72	N/A	N/A

Total	12,727	$18.23	N/A	N/A

These figures only relate to repurchases of Operating Partnership units by the Operating Partnership. The Company did not repurchase shares of Common Stock during the nine months ended September 30, 2007.
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

COGDELL SPENCER INC. Registrant
Date: November 9, 2007	/s/ Frank C. Spencer
Frank C. Spencer
President and Chief Executive Officer

Date: November 9, 2007	/s/ Charles M. Handy
Charles M. Handy
Senior Vice President and Chief Financial Officer