Form 10-K
period 2007-12-31
Cogdell Spencer Inc.
filed 2008-03-17
CIK 1332896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a Shell Company (as defined in rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter. $190,693,990

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 15,396,052 shares of common stock, par value $0.01 per share, outstanding as of March 11, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2008 Annual Meeting, to be filed within 120 days after the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

COGDELL SPENCER INC.

Explanatory Note

Note that the financial statements included in this report for the period from January 1, 2005 to October 31, 2005, contain the results of operations and financial condition of Cogdell Spencer Inc. Predecessor, which is not a legal entity, but represents a combination of certain real estate entities based on common management by Cogdell Spencer Advisors, Inc. In addition, the financial statements covered in this report contain the results of operations and financial condition of Cogdell Spencer Inc. for the years ended December 31, 2007 and 2006, and for the period from November 1, 2005 to December 31, 2005. Due to the timing of the initial public offering and the formation transactions, Cogdell Spencer Inc. (“the Company”) does not believe that the results of operations set forth in 2005 in this document are necessarily indicative of the Company’s future operating results as a publicly-held company.

Statements Regarding Forward-Looking Information

When used in this discussion and elsewhere in this Annual Report on Form 10-K, the words “believes,” “anticipates,” “projects,” “should,” “estimates,” “expects,” and similar expressions are intended to identify forward-looking statements with the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities and Exchange Act of 1934, as amended. Actual results may differ materially due to uncertainties including:

•	the Company’s business strategy;

•	the Company’s ability to obtain future financing arrangements;

•	estimates relating to the Company’s future distributions;

•	the Company’s understanding of the Company’s competition;

•	the Company’s ability to renew the Company’s ground leases;

•	changes in the reimbursement available to the Company’s tenants by government or private payors;

•	the Company’s tenants’ ability to make rent payments;

•	defaults by tenants;

•	the Company’s ability to integrate Marshall Erdman & Associates, Inc.;

•	market trends; and

•	projected capital expenditures.

Forward-looking statements are based on estimates as of the date of this report. The Company disclaims any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

The risks included here are not exhaustive. Other sections of this report may include additional factors that could adversely affect the Company’s business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

i

PART I

Item 1.	Business

The Company

Cogdell Spencer Inc. (the “Company”), incorporated in Maryland in 2005, is a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”) that invests in specialty office buildings for the medical profession, including medical offices, rehabilitation facilities, ambulatory surgery and diagnostic centers. The Company focuses on the ownership, development, redevelopment, acquisition, and management of strategically located medical office buildings (commonly referred to as “MOB”) and other healthcare related facilities in the United States of America. The Company has been built around understanding and addressing the specialized real estate needs of the healthcare industry. The Company’s management team has developed long-term and extensive relationships through developing and maintaining customized medical office buildings and healthcare related facilities. The Company has been able to secure strategic hospital campus locations. The Company operates its business through Cogdell Spencer LP, its operating partnership subsidiary (the “Operating Partnership”), and its subsidiaries.

The Company derives a significant portion of its revenues from rents received from tenants under existing leases in medical office buildings and other healthcare related facilities. The Company’s portfolio is stable with an occupancy rate of 93.4% as of December 31, 2007, and favorable leases generally with consumer price index, or CPI, increases and cost pass throughs to the tenants. The Company derives a lesser portion of its revenues from fees that are paid for managing and developing medical office buildings and other healthcare related facilities for third parties. The Company’s management believes a strong internal property management capability is a vital component of the Company’s business, both for the properties the Company owns and for those that the Company manages. Strong internal property management allows the Company to control costs, increase tenant satisfaction, and reduce tenant turnover, which reduces capital costs.

The Company’s management team has developed long-term and extensive relationships through developing and maintaining customized medical office buildings and healthcare related facilities. At December 31, 2007, approximately 80% of the net rentable square feet of the Company’s wholly-owned properties are situated on hospital campuses. As such, the Company believes that its assets occupy a premier franchise location in relation to local hospitals, providing its properties with a distinct competitive advantage over alternative medical office space in an area. The Company believes that its property locations and relationships with hospitals will allow the Company to capitalize on the increasing healthcare trend of outpatient procedures.

The Company’s growth strategy includes leveraging strategic relationships for new developments and off-market acquisitions. The Company will also continue to enter into development joint ventures with hospitals and physicians. The Company is active in seeking new client relationships in new markets. During 2007, the Company acquired five properties for approximately $88.9 million and completed three developments totaling approximately $32.0 million.

As of December 31, 2007, the Company’s portfolio consisted of 115 medical office buildings and healthcare related facilities, serving 27 hospital systems in 13 states. The Company’s aggregate portfolio at December 31, 2007, was comprised of 59 consolidated wholly-owned and joint venture properties, three unconsolidated joint venture properties, and 53 managed medical office buildings.

At December 31, 2007, the Company’s aggregate portfolio contained approximately 5.6 million net rentable square feet, consisting of approximately 3.1 million net rentable square feet from consolidated wholly-owned and joint venture properties, approximately 0.2 million net rentable square feet from unconsolidated joint venture properties, and approximately 2.3 million net rental square feet from properties owned by third parties and managed by the Company. As of December 31, 2007, the Company’s in-service, consolidated wholly-owned and joint venture properties were approximately 93.4% occupied, with a weighted average remaining lease term of approximately 4.7 years.

Subsequent Events

On March 10, 2008, the Company completed a merger transaction through which it acquired MEA Holdings, Inc. (“MEA”). The transaction was effected pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated as of January 23, 2008, as amended, by and among the Company, the Operating Partnership, Goldenboy Acquisition Corp. (a wholly-owned subsidiary of the Operating Partnership), MEA, Marshall Erdman & Associates, Inc., Marshall Erdman Development, LLC, and David Pelisek, David Lubar and Scott Ransom, in their capacity as the Seller Representative.

The consideration payable in the merger transaction and in the contribution transactions described below consists of cash and limited partnership interests issued by the Operating Partnership (the “OP Units”). The Operating Partnership entered into contribution agreements with 40 of MEA’s stockholders (the “Contributors”) pursuant to which the Contributors agreed to “roll over” an aggregate of 1,265,393 shares of MEA (representing in the aggregate approximately 41% of MEA’s outstanding shares on a fully diluted basis) by exchanging those shares for OP Units. The exchange of those shares for OP Units was completed immediately before the completion of the merger provided for in the Merger Agreement (the “Merger”). In the Merger, all the shares of MEA (other than the shares acquired by the Operating Partnership) were converted into the right to receive an amount of cash to be calculated in accordance with the provisions of the Merger Agreement.

The cash consideration per share of MEA common shares payable in the Merger (the “cash consideration”) was calculated pursuant to a formula based on an “enterprise value” for 100% of MEA of $247.0 million, subject to certain adjustments. The aggregate cash consideration payable is reduced in proportion to the percentage of shares acquired for OP Units rather than cash. The number of OP Units per share of MEA issuable pursuant to the contribution agreements is the same value per share payable in cash under the Merger Agreement, based on a value of $17.01 per OP Unit. The OP Units issued in the transaction are of two types — “regular units” and “alternative units”. The regular units are exchangeable, after a one-year lock-up period, on a one-for-one basis, for shares of the Company’s common stock. The alternative units are substantially the same as the regular units except that they will not be exchangeable for shares of the Company’s common stock until the exchange feature is approved by the Company’s stockholders. If the Company’s stockholders do not approve the issuance of common stock upon an exchange of alternative units by the time of the Company’s third annual stockholder meeting following the date of issuance (i.e., the 2010 annual meeting), distributions payable per alternative unit will increase to an amount 5% per annum higher than the distributions payable per regular unit.

The Merger Agreement provides that certain adjustments to the aggregate cash consideration paid will be made following the delivery of the final closing statement to the Seller Representative. A portion of the aggregate cash consideration has been deposited in an escrow account pending such adjustments. In the event that additional cash payments are owed to the former holders of MEA shares, the escrow agent shall pay to the former holders of MEA shares that were not exchanged for OP Units the pro rata cash amount owed to each such holder and the Operating Partnership will issue to the Contributors additional OP units in the same amount per share, based on $17.01 per OP Unit. The Merger Agreement also provides that a portion of the aggregate cash consideration to be paid to the former holders of shares of MEA will be held in escrow as security for certain indemnification obligations owed by such holders to the Operating Partnership and Goldenboy Acquisition Corp. under the Merger Agreement. Releases from this escrow will be treated in the same way.

In connection with the Merger, one of the former MEA shareholders, Lubar Capital LLC (“Lubar”), received the right to nominate one individual for election to the Company’s Board of Directors. Accordingly, the Company’s Board of Directors increased the size of the board of directors and elected David Lubar as a director on January 22, 2008. Lubar will continue to retain its right to nominate one individual for so long as Lubar and its affiliates continue to maintain at least 75% of their aggregate initial ownership measured in number of equity securities of the Company and its affiliates.

Revolving Credit Facility

On March 10, 2008, the Company amended and restated its existing revolving credit facility, dated November 1, 2005, among the Company, the Operating Partnership, Bank of America, N.A., Citicorp North America, Inc., Branch Banking and Trust Company, Banc of America Securities LLC, Citigroup Global

Markets Inc. and other lenders (the amended and restated revolving credit facility hereinafter referred to as the “Amended Revolving Facility”). Banc of America Securities LLC is acting as sole lead arranger and sole book manager of the Amended Revolving Facility. KeyBank National Association is acting as syndication agent. Branch Banking and Trust Company and Wachovia Bank, N.A are acting as co-documentation agents. Bank of America, N.A., KeyBank National Association, Branch Banking and Trust Company, Wachovia Bank, National Association , M&I Marshall and Ilsley Bank, and Citicorp North America, Inc. are lenders thereunder. The Amended Revolving Facility is secured by certain of the Company’s properties and is guaranteed by the Company and certain of its subsidiaries. The Amended Revolving Facility matures on the third anniversary of its closing, subject to a one-year extension at the Company’s option conditioned upon the lenders being satisfied with the Company and its subsidiaries’ financial condition and liquidity, and taking into consideration any payment, extension or refinancing of the Term Loan (as described below). The Amended Revolving Facility is cross defaulted against the Term Loan. The Company is subject to customary covenants including, but not limited to, (1) affirmative covenants relating to the Company’s corporate structure and ownership, maintenance of insurance, compliance with environmental laws and preparation of environmental reports, maintenance of the Company’s REIT qualification and listing on the NYSE, (2) negative covenants relating to restrictions on liens, indebtedness, certain investments (including loans and certain advances), mergers and other fundamental changes, sales and other dispositions of property or assets and transactions with affiliates, and (3) financial covenants to be met by the Company at all times including a maximum total leverage ratio (70%), maximum real estate leverage ratio (70%), minimum fixed charge coverage ratio (1.50 to 1.00), maximum total debt to real estate value ratio (90%) and minimum consolidated tangible net worth ($65 million plus 85% of the net proceeds of equity issuances issued after the closing date).

Term Loan

Goldenboy Acquisition Corp., as borrower, has $100 million available under a new senior secured term facility (the “Term Loan”) to finance the cash portion of the MEA transaction. Keybanc Capital Markets is acting as sole lead arranger and sole book manager of the Term Loan. Bank of America, N.A. is acting as syndication agent. Branch Banking and Trust Company and Wachovia Bank, N.A are acting as co-documentation agents. KeyBank National Association, Bank of America, N.A., Branch Banking and Trust Company, Wachovia Bank, National Association, M&I Marshall and Ilsley Bank, and Citicorp North America, Inc. are lenders thereunder. The Term Loan is secured by the stock and certain accounts receivables of MEA and its subsidiaries and is guaranteed by the Company. The Term Loan matures on the third anniversary of its closing and will be subject to a one-year extension at the Company’s option. The Term Loan contains customary covenants including, but not limited to, (1) affirmative covenants relating to the Company’s corporate structure and ownership, maintenance of insurance, compliance with environmental laws and preparation of environmental reports, maintenance of the Company’s REIT status and listing on the NYSE, (2) negative covenants relating to restrictions on liens, indebtedness, certain investments (including loans and certain advances), mergers and other fundamental changes, sales and other dispositions of property or assets and transactions with affiliates, and (3) financial covenants to be met by the Company at all times under the guaranty including a maximum total leverage ratio (70%), maximum real estate leverage ratio (70%), minimum fixed charge coverage ratio (1.50 to 1.00), maximum total debt to real estate value ratio (90%) and minimum consolidated tangible net worth ($65 million plus 85% of the net proceeds of equity issuances), as well as being cross defaulted to the Company’s Revolving Facility. In addition, there will be financial covenants relating only to MEA and its subsidiaries.

The Company’s Management Companies

The Company elected to be taxed as a REIT for United States of America federal income tax purposes. In order to qualify as a REIT, a specified percentage of the Company’s gross income must be derived from real property sources, which would generally exclude the Company’s income from providing development and management services to third parties. In order to avoid realizing such income in a manner that would adversely affect the Company’s ability to qualify as a REIT, some services are provided through the Company’s management company, Cogdell Spencer Advisors, LLC (“CSA, LLC”), electing, together with the Company, to be treated as a “taxable REIT subsidiary” or “TRS.” CSA, LLC is wholly-owned and controlled by the Operating Partnership.

During 2006, the Company acquired Consera Healthcare Real Estate, LLC (“Consera”). Consera provides property management services to third parties and, together with the Company, elected to be treated as a TRS.

Management

The Company’s senior management team has an average of more than 15 years of healthcare real estate experience and has been involved in the development, redevelopment and acquisition of a broad array of medical office space. The Company’s Chairman and founder, James W. Cogdell, has been in the healthcare real estate business for more than 36 years, and Frank C. Spencer, Chief Executive Officer, President and a member of the Board of Directors (the “Board of Directors”), has more than 12 years of experience in the industry. Four members of the senior management team have entered into employment agreements with the Company. At December 31, 2007, the Company’s senior management team owned approximately 19.5% of the Operating Partnership units and Company common stock on a fully diluted basis.

Business and Growth Strategies

The Company’s primary business objective is to develop and maintain client relationships in order to maximize total return to the Company’s stockholders through growth in cash available for distribution and appreciation in the value of the Company’s assets.

Operating Strategy

The Company’s operating strategy consists of the following principal elements:

•	Strong Relationships with Physicians and Hospitals.

Healthcare is fundamentally a local business. The Company believes it has developed a reputation based on trust and reliability among physicians and hospitals and believes that these relationships position the Company to secure new development projects and new property acquisition opportunities with both new and existing parties. Many of the Company’s healthcare system clients have collaborated with the Company on multiple projects, including the Company’s five largest healthcare system clients, with whom the Company has an average relationship lasting more than 17 years. The Company’s strategy is to continue to grow its portfolio by leveraging these relationships to acquire existing properties and to selectively develop new medical office buildings and healthcare related facilities in communities in need of additional facilities to support the delivery of medical services. The Company believes that physicians particularly value renting space from a trusted and reliable property owner that consistently delivers an office environment that meets their specialized needs.

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

At December 31, 2007, approximately 80% of the net rentable square feet of the Company’s wholly-owned properties are situated on hospital campuses. On-campus properties provide the Company’s physician-lessees and their patients with a convenient location so that they can move between medical offices and hospitals with ease, which drives revenues for the Company’s physician-lessees. Many of these properties occupy a premier franchise location in relation to the local hospital, providing the Company’s properties with a distinct competitive advantage over alternative medical office space in the area. The Company has found that the factors most important to physician-lessees when choosing a medical office building or healthcare related facility in which to locate their offices are convenience to a hospital campus, clean and attractive common areas, state-of-the-art amenities and tenant improvements tailored to each practice.

•	Loyal and Diverse Tenant Base.

The Company’s focus on maintaining the Company’s physician-lessees’ loyalty is a key component of the Company’s marketing and operating strategy. A focus on physician-lessee loyalty and the involvement of the physician-tenants and hospitals as investors in the Company’s properties results in one of the more stable and diversified tenant bases of any medical office company in the United States. As of December 31, 2007, the Company’s consolidated wholly-owned and joint venture properties had an average occupancy rate of approximately 93.4%. The Company’s tenants are diversified by type of medical practice, medical specialty and sub-specialty. As of December 31, 2007, no single tenant accounted for more than 7.6% of the annualized rental revenue at the wholly-owned properties and no tenants were in default.

•	Unique Focus.

The Company focuses exclusively on the ownership, development, redevelopment, acquisition and management of medical office buildings and healthcare related facilities in the United States of America. The focus on medical office buildings and healthcare related facilities allows the Company to own, develop, redevelop, acquire and manage medical office buildings and healthcare related facilities more effectively and profitably than its competition. Unlike many other public companies that simply engage in sale/leaseback arrangements in the healthcare real estate sector, the Company also operates its properties. The Company believes that this focus may position the Company to achieve additional cash flow growth and appreciation in the value of its assets.

Acquisition and Development Strategy

The Company’s acquisition and development strategy consists of the following principal elements:

•	Development Expertise.

The Company’s development activities are focused on the design, construction and financing of medical office buildings and healthcare related facilities. The Company and Cogdell Spencer Inc. Predecessor (the “Predecessor”) have completed the development of more than 70 medical office properties, many of which represent repeat business with clients. The Company has built strong relationships with leading for-profit and non-profit medical institutions who look to it to provide real estate solutions that will support the growth of a medical community built around their hospitals and regional medical centers. The Company focuses exclusively on medical office buildings and healthcare related facilities and believes that its understanding of real estate and healthcare gives it a competitive advantage over less specialized developers. Further, the Company’s regional focus has provided extensive local industry knowledge and insight. The Company believes the network of relationships that have been developed in both the real estate and healthcare industries over the past 35 years provides access to a large volume of potential development and acquisition opportunities.

•	Selective Development and Acquisitions.

The Company intends to leverage its strong development and acquisition track record to continue to grow its portfolio of medical office buildings and healthcare related facilities by selectively acquiring existing medical office buildings and by developing new projects in communities in need of additional facilities to support the delivery of medical services.

•	Develop and Maintain Strategic Relationships.

The Company intends to build upon its key strategic relationships with physicians, hospitals, not-for-profit agencies and religious entities that sponsor healthcare services to further enhance the Company’s franchise. Historically, the Predecessor financed real property acquisitions through joint ventures in which the physician-lessees, and in some cases local hospitals or regional medical centers, provided the equity capital. The Company expects to continue entering into joint ventures with individual physicians, physician groups and hospitals. These joint ventures have been, and the Company believes will continue to be, a source of development and acquisition opportunities. Of the 62 healthcare properties the management team developed or acquired over the past 12 years, 36 of them represent repeat transactions with an existing client institution. The Company anticipates that it will also continue to offer potential physician-lessees the opportunity to invest in the Company in order that they may continue to feel a strong sense of attachment to the property in which they practice. The Company intends to continue to work closely with its tenants in order to cultivate long-term working relationships and to maximize new business opportunities. From time to time, the Company may make investments or agree to terms that support the objectives of clients without necessarily maximizing the Company’s short-term financial return. The Company believes that this philosophy allows the Company to build long-term relationships and obtain franchise locations otherwise unavailable to the Company’s competition.

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

On November 1, 2005, the Company, as guarantor, and the Operating Partnership entered into a $100.0 million unsecured revolving credit facility (the “Credit Facility”). In August 2006, the Credit Facility’s borrowing capability increased from $100.0 million to $130.0 million. As of December 31, 2007, the Credit Facility had approximately $48.9 million of available borrowings, which the Company can use to finance development and acquisition opportunities. The Company plans to finance future acquisitions through a combination of borrowings under the Credit Facility, traditional secured mortgage financing, and equity offerings.

Business Segments

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

Generally, healthcare real estate properties are subject to various laws, ordinances and regulations. Changes in any of these laws or regulations, such as the Comprehensive Environmental Response and Compensation Liability Act, increase the potential liability for environmental conditions or circumstances existing or created by tenants or others on the properties. In addition, laws affecting development, construction, operation, upkeep, safety and taxation requirements may result in significant unanticipated expenditures, loss of healthcare real estate property sites or other impairments to operations, which would adversely affect the Company’s cash flows from operating activities.

As the Company’s properties and entities are not healthcare providers, the healthcare regulatory restrictions that apply to physician investment in healthcare providers are not applicable to the ownership interests held by physicians in the Company’s properties except as discussed below. For example, the Stark II law, which, unless an exception applies, prohibits physicians from referring patients to any entity if they have a financial relationship with or ownership interest in the entity and the entity provides certain designated health services, does not apply to physician ownership in the Company’s entities because these entities do not own or operate hospitals, nor do they provide any designated health services. In addition, the Federal Anti-Kickback Statute, which generally prohibits payment or solicitation of remuneration in exchange for referrals for items and services covered by federal health care programs to persons in a position to refer such business, also does not apply to ownership in the existing properties as these entities do not provide or bill for medical services of any kind. Similar state laws that prohibit physician self referrals or kickbacks also do not apply for the same reasons. Notwithstanding the foregoing, the Company cannot make any assurances that regulatory authorities will agree with the Company’s interpretation of these laws.

Although the Company’s properties and entities are not healthcare providers, certain federal healthcare regulatory restrictions could be implicated by ownership interests held by physicians in the Company’s properties because the properties and entities may have both physician and hospital owners and such hospitals and physicians may have financial relationships apart from the Company’s properties and entities which may create direct and indirect financial relationships subject to these laws and regulations. For example, under the Stark II law discussed above, an ownership in one of the Company’s entities may serve as a link in a chain of financial relationships connecting a physician and a hospital which must be analyzed for compliance with the requirements of the Stark II law.

Under the Americans with Disabilities Act of 1990, or the ADA, all places of public accommodation are required to meet certain U.S. federal requirements related to access and use by disabled persons. A number of additional U.S. federal, state and local laws also exist that may require modifications to properties, or restrict certain further renovations thereof, with respect to access thereto by disabled persons. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature and in substantial capital expenditures. To the extent the Company’s properties are not in compliance, the Company may incur additional costs to comply with the ADA.

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

Insurance

The Company believes that its properties are covered by adequate (as deemed necessary or as required by the Company’s lenders) fire, flood, earthquake, wind and property insurance, as well as commercial liability insurance, provided by reputable companies and with commercially reasonable deductibles and limits. Furthermore, the Company believes that its businesses and assets are likewise adequately insured against casualty loss and third party liabilities. The Company engages a risk management consultant. Changes in the insurance market since September 11, 2001 have caused increases in insurance costs and deductibles, and have led to more active management of the insurance component of the Company’s budget for each project; however, most of the Company’s leases provide that insurance premiums are considered part of the operating expenses of the respective property, and the tenants are therefore responsible for any increases in the Company’s premiums.

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

Employees

As of December 31, 2007, the Company has 125 employees. The Company’s employees perform various property management, maintenance, renovation, acquisition, development, and management functions. The Company believes that the Company’s relationships with the Company’s employees are good. None of the Company’s employees are represented by a union.

Equity Offerings

In March 2007, the Company issued 3,949,700 shares of Common Stock at a price of $21.00 per share resulting in net proceeds to the Company of approximately $78.4 million. The net proceeds were used to reduce outstanding principal on the Company’s Credit Facility and for working capital.

In January 2008, the Company issued approximately 3,448,278 shares of common stock in a private offering at a price of $15.95 per share. The company received net proceeds of approximately $53.5 million from the private offering. See “Unregistered Sales of Equity Securities and Use of Proceeds.”

Acquisitions

In June 2007, the Company acquired Central New York Medical Center in Syracuse, New York. The six-story, 111,634 square foot facility is located on the campus of the Crouse Hospital and includes a 469-space parking garage. The property was acquired for $36.2 million, inclusive of transaction costs. The consideration consisted of cash and the issuance of 181,133 Operating Partnership units.

In August 2007, the Company acquired Summit Professional Plaza I and II in Brunswick, Georgia, for approximately $24.3 million in cash, inclusive of transaction costs. The two-building complex totals 97,272 net rentable square feet. Southeast Georgia Health System, a 356-bed not-for-profit healthcare system, is the anchor tenant and currently leases approximately 38% of the complex.

In December 2007, the Company acquired Healthpark Medical Office Building in Chattanooga, Tennessee and Peerless Medical Center in Cleveland, Tennessee for approximately $28.4 million, inclusive of transaction costs. The two buildings total 92,657 square feet. The acquisition was funded through a combination of cash and the assumption of approximately $16.2 million of existing debt with a blended interest rate of 5.68%.

Offices

The Company’s corporate headquarters are located at 4401 Barclay Downs Drive, Suite 300, Charlotte, North Carolina 28209-4670. The Company has 29 offices located in Florida, Georgia, Indiana, Kentucky, Louisiana, Mississippi, North Carolina, Pennsylvania, South Carolina, Tennessee, and Virginia. The Company believes that its current offices are adequate for its present and future operations, although it may add regional offices depending on the volume and nature of future acquisition and development projects.

Available Information

The Company files its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports with the Securities and Exchange Commission (the “SEC”). You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330. The SEC also maintains a Website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company’s Web site is www.cogdellspencer.com. Its reports on Forms 10-K, 10-Q, and 8-K, and all amendments to those reports are posted on the Company’s Web site as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. The contents of the Company’s Web site are not incorporated by reference.

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

Risks Related to the Acquisition of MEA and MEA’s Business

The acquisition of MEA could prove difficult to integrate, disrupt the Company’s business and strain the Company’s resources.

The acquisition of MEA involves numerous risks, including:

•	difficulties in integrating operations, technologies, services, accounting and personnel;

•	challenges in managing new product lines, including planning, architecture, engineering, construction, materials management, manufacturing, capital and development services;

•	difficulties in supporting and transitioning customers of MEA to the Company’s technology platforms and business processes;

•	diversion of financial and management resources from existing operations; and

•	inability to generate sufficient revenues to offset acquisition or investment costs.

The acquisition of MEA may turn out to be less compatible with the Company’s growth strategy than originally anticipated, especially because MEA’s operations are not currently part of the Company’s core business strategy. Although the Company performed due diligence on MEA’s business prior to acquiring MEA, an unavoidable level of risk remains regarding the actual condition of MEA’s business. For example, certain unknown claims, unasserted claims or contingent liabilities not susceptible of discovery during the Company’s due diligence investigation may not become known or manifest themselves until a later date.

Now that the Company has acquired MEA, the Company will be faced with risks, including the following:

•	the possibility that the Company has acquired substantial undisclosed liabilities;

•	the need for further approvals;

•	the risks of entering markets in which the Company has limited or no prior experience; and

•	the possibility that the Company may be unable to recruit additional personnel with the necessary skills to supplement the management of the acquired businesses.

If the Company is unsuccessful in overcoming these risks, the Company’s business, financial condition or results of operations could be materially and adversely affected.

MEA may experience reduced profits or, in some cases, losses under its guaranteed maximum price contracts if costs increase above its estimates.

Most of MEA’s contracts are currently negotiated guaranteed maximum price or fixed price contracts, giving MEA’s clients a clear understanding of the project’s costs but also locking in MEA so that MEA bears a significant portion or all of the risk for cost overruns. Under these guaranteed maximum price or fixed price contracts, contract prices payable by customers are established in part on cost and scheduling estimates which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of labor, equipment and materials, and other exigencies. If these estimates prove inaccurate, or the Company encounters other unanticipated difficulties with respect to projects under guaranteed maximum price or fixed price contracts (such as errors, omissions or other deficiencies in the components of projects designed by or on behalf of MEA, problems with new technologies, difficulties in obtaining permits or approvals, adverse weather, unknown or unforeseen conditions, labor actions or disputes, changes in legal requirements, unanticipated decisions, interpretations or actions by governmental authorities having jurisdiction over the Company’s projects, fire or other casualties, terrorist or similar acts, unanticipated difficulty or delay in obtaining materials or equipment, unanticipated increase in the cost of materials or equipment, failures or defaults of suppliers or subcontractors to perform, or other causes within or beyond the control of MEA which delay the performance or completion of a project or increase MEA’s cost of performing the services and work to complete the project), cost overruns may occur, and MEA could experience reduced profits or, in some cases, a loss for that project. The existence or impact of these and other items may not be or become known until the end of a project.

The nature of MEA’s engineering, architecture, construction and other businesses exposes it to potential liabilities and disputes which may reduce its profits.

MEA engages in engineering, architecture, construction and other services where design, construction or systems failures can result in substantial injury or damage to customers and/or third parties. In addition, the nature of MEA’s business results in customers, subcontractors, vendors, suppliers and governmental authorities occasionally asserting claims against MEA for damages or losses for which they believe MEA is liable, including damages and/or losses (including consequential damages or losses) arising from allegations of: (i) defective, nonconforming, legally noncompliant or otherwise deficient design, materials, equipment or workmanship; (ii) late performance, completion or delivery of all or any portion of a project; (iii) bodily injury, sickness, disease or death; (iv) injury to or destruction of property; (v) failure to design or perform work in accordance with applicable laws, statutes, ordinances, and regulations of any governmental authority; (vi) violations of the Federal “Occupational Safety and Health Act” (OSHA), or any other laws, ordinances, rules regulations or orders of any Federal, State or local public authority having jurisdiction for the safety of persons or property, including but not limited to any Fire Department and Board of Health; (vii) violations or infringements of any trademark, copyright or patent, or any unfair competition, or infringement of any other tangible or intangible personal or property rights; and (viii) failure to pay parties providing services, labor, materials, equipment, supplies and similar items to projects.

Many of MEA’s contracts with customers do not limit MEA’s liability for damages or losses. These claims often arise in the normal course of MEA’s business, and may be asserted with respect to projects completed and/or past occurrences. When it is determined that MEA has liability, such liability may not be covered by insurance or, if covered, the dollar amount of the liability may exceed MEA’s policy limits. Any liability not covered by insurance, in excess of insurance limits or, if covered by insurance but subject to a high deductible, could result in significant loss, which could reduce profits and cash available for operations. Furthermore, claims asserting liability for these and other matters, whether for projects previously completed or projects to be completed in the future, may not be asserted or otherwise become known until a later date. Performance problems and/or liability claims for existing or future projects could adversely impact MEA’s reputation within its industry and among its client base, making it more difficult to obtain future projects.

The Company’s ability to invest in taxable REIT subsidiaries (“TRSs”) is limited by its qualification as a REIT, and accordingly may limit its ability to grow the business of MEA.

Overall no more than 20% of the value of a REIT’s assets may consist of securities of one or more TRSs. The Company has jointly elected with MEA, and its parent, to treat such entities as TRSs. The Company has also jointly elected with each of CSA, LLC and Consera to treat such entity as a TRS. Immediately after the Merger, the Company expects that the fair value of its investments in its TRSs will be approximately 19% of its total gross assets, therefore limiting its ability to significantly grow such businesses absent a corresponding increase in the value of its total gross real estate assets. Accordingly, the Company’s ability to grow and expand the business of MEA and the Company’s other TRSs will be limited by the Company’s need to continue to meet this 20% TRS limitation which could adversely affect returns to its shareholders.

The Company depends on significant tenants.

As of December 31, 2007, the Company’s five largest tenants represented $15.2 million, or 22.5%, of the annualized rent generated by the Company’s properties. The Company’s five largest tenants based on annualized rents are Carolinas HealthCare System, Palmetto Health Alliance, Bon Secours St. Francis Hospital, University Hospital (Augusta, GA), and Gaston Memorial Hospital. The Company’s tenants may experience a downturn in their businesses, which may weaken their financial condition and result in their failure to make timely rental payments or their default under their leases. In the event of any tenant default, the Company may experience delays in enforcing the Company’s rights as landlord and may incur substantial costs in protecting the Company’s investment.

The bankruptcy or insolvency of the Company’s tenants under the Company’s leases could seriously harm the Company’s operating results and financial condition.

The Company will receive substantially all of the Company’s income as rent payments under leases of space in the Company’s properties. The Company has no control over the success or failure of the Company’s tenants’ businesses and, at any time, any of the Company’s tenants may experience a downturn in its business that may weaken its financial condition. As a result, the Company’s tenants may delay lease commencement or renewal, fail to make rent payments when due, or declare bankruptcy. Any leasing delays, lessee failures to make rent payments when due, or tenant bankruptcies could result in the termination of the tenant’s lease and, particularly in the case of a large tenant, may have a material adverse effect on the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders, and the trading price of the Company’s common stock.

If tenants are unable to comply with the terms of the Company’s leases, the Company may be forced to modify lease terms in ways that are unfavorable to the Company. Alternatively, the failure of a tenant to perform under a lease or to extend a lease upon expiration of its term could require the Company to declare a default, repossess the property, find a suitable replacement tenant, operate the property, or sell the property. There is no assurance that the Company will be able to lease the property on substantially equivalent or better terms than the prior lease, or at all, find another tenant, successfully reposition the property for other uses, successfully operate the property, or sell the property on terms that are favorable to the Company.

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

The majority of the Company’s consolidated wholly-owned and joint venture properties are located in Georgia, North Carolina, and South Carolina, and changes in these markets may materially adversely affect the Company.

The Company’s consolidated wholly-owned and joint venture properties located in Georgia, North Carolina, and South Carolina, provide approximately 11.9%, 25.4% and 29.4%, respectively, of the Company’s total annualized rent as of December 31, 2007. As a result of the geographic concentration of properties in these markets, the Company is particularly exposed to downturns in these local economies or other changes in local real estate market conditions. In the event of negative economic changes in these markets, the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock may be materially and adversely affected.

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

Virtually all of the Company’s leases are on a multiple year basis. As of December 31, 2007, leases representing 11.7% of the Company’s net rentable square feet will expire in 2008, 12.6% in 2009 and 14.0% in 2010. These expirations would account for 11.2%, 13.2% and 13.8% of the Company’s annualized rent, respectively. Approximately 66% of the square feet of the Company’s properties and 54% of the number of the Company’s properties are subject to certain restrictions. These restrictions include limits on the Company’s ability to re-let these properties to tenants not affiliated with the healthcare system that own the underlying property, rights of first offer on sales of the property and limits on the types of medical procedures that may be performed. In addition, lower than expected rental rates upon re-letting could impede the Company’s growth. The Company cannot assure you that it will be able to re-let space on terms that are favorable to the Company or at all. Further, the Company may be required to make significant capital expenditures to renovate or reconfigure space to attract new tenants. If it is unable to promptly re-let its properties, if the rates upon such re-letting are significantly lower than expected or if the Company is required to undertake significant capital expenditures in connection with re-letting units, the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock may be materially and adversely affected.

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

24 of the Company’s consolidated wholly-owned and joint venture properties are subject to ground leases that expose the Company to the loss of such properties upon breach or termination of the ground leases.

The Company has 24 consolidated wholly-owned and joint venture properties that are subject to leasehold interests in the land underlying the buildings and the Company may acquire additional buildings in the future that are subject to similar ground leases. These 24 consolidated wholly-owned and joint venture properties represent 50% of the Company’s total net rentable square feet. As lessee under a ground lease, the Company is exposed to the possibility of losing the property upon termination, or an earlier breach by the Company, of the ground lease, which may have a material adverse effect on the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock.

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

The Company may invest in unimproved real property. Unimproved properties generally take longer to yield income-producing returns based on the typical time required for development. Any development of unimproved real property may also expose the Company to the risks and uncertainties associated with re-zoning the land for a higher use or development and environmental concerns of governmental entities and/or community groups. Any unsuccessful investments or delays in realizing an income-producing return or increased costs to develop unimproved real property could restrict the Company’s ability to earn its targeted rate of return on an investment or adversely affect the Company’s ability to pay operating expenses, which may have a material adverse effect on the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock.

Risks Related to the Company’s Debt Financings

Required payments of principal and interest on borrowings may leave the Company with insufficient cash to operate the Company’s properties or to pay the distributions currently contemplated or necessary to qualify as a REIT and may expose the Company to the risk of default under the Company’s debt obligations.

At December 31, 2007, the Company has approximately $316.4 million of outstanding indebtedness, $237.2 million of which is secured. Approximately $127.3 million and $47.2 million of the Company’s outstanding indebtedness will mature in 2008 and 2009, respectively. The Company expects to incur additional debt in connection with future acquisitions. The Company may borrow under its Credit Facility, or borrow new funds to acquire these future properties. Additionally, the Company does not anticipate that the Company’s internally generated cash flow will be adequate to repay the Company’s existing indebtedness upon maturity and, therefore, the Company expects to repay the Company’s indebtedness through refinancings and future offerings of equity and/or debt.

If the Company is required to utilize the Company’s Credit Facility for purposes other than acquisition activity, this will reduce the amount available for acquisitions and could slow the Company’s growth. Therefore, the Company’s level of debt and the limitations imposed on the Company by the Company’s debt agreements could have adverse consequences, including the following:

•	the Company’s cash flow may be insufficient to meet the Company’s required principal and interest payments;

•	the Company may be unable to borrow additional funds as needed or on favorable terms, including to make acquisitions;

•	the Company may be unable to refinance the Company’s indebtedness at maturity or the refinancing terms may be less favorable than the terms of the Company’s original indebtedness;

•	because a portion of the Company’s debt bears interest at variable rates, an increase in interest rates could materially increase the Company’s interest expense;

•	the Company may be forced to dispose of one or more of the Company’s properties, possibly on disadvantageous terms;

•	after debt service, the amount available for distributions to the Company’s stockholders is reduced;

•	the Company’s debt level could place the Company at a competitive disadvantage compared to the Company’s competitors with less debt;

•	the Company may experience increased vulnerability to economic and industry downturns, reducing the Company’s ability to respond to changing business and economic conditions;

•	the Company may default on the Company’s obligations and the lenders or mortgagees may foreclose on the Company’s properties that secure their loans and receive an assignment of rents and leases;

•	the Company may violate financial covenants which would cause a default on the Company’s obligations;

•	the Company may inadvertently violate non-financial restrictive covenants in the Company’s loan documents, such as covenants that require the Company to maintain the existence of entities, maintain insurance policies and provide financial statements, which would entitle the lenders to accelerate the Company’s debt obligations; and

•	the Company may default under any one of the Company’s mortgage loans with cross-default or cross-collateralization provisions that could result in default on other indebtedness or result in the foreclosures of other properties.

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

As of December 31, 2007, the Company has approximately $316.4 million of outstanding indebtedness, of which approximately $74.3 million, or 23.4%, is subject to variable interest rates (excluding debt subject to variable to fixed interest rate swap agreements). This variable rate debt had a weighted average interest rate of approximately 5.89% per year as of December 31, 2007. Increases in interest rates on this variable rate debt would increase the Company’s interest expense, which could adversely affect the Company’s cash flow and the Company’s ability to pay distributions. For example, if market rates of interest on this variable rate debt increased by 100 basis points, the increase in interest expense would decrease future earnings and cash flows by approximately $0.7 million annually.

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

The Credit Facility contains customary terms and conditions for credit facilities of this type, including: (1) limitations on the Company’s ability to (A) incur additional indebtedness, (B) make distributions to the Company’s stockholders, subject to complying with REIT requirements, and (C) make certain investments; (2) maintenance of a pool of unencumbered assets subject to certain minimum valuations thereof; and (3) requirements for the Company to maintain certain financial coverage ratios. These customary financial coverage ratios and other conditions include a maximum leverage ratio (65%, with flexibility for one two quarter increase to not more than 75%), minimum fixed charge coverage ratio (150%), maximum combined secured indebtedness (50% as of December 31, 2007, 40% thereafter), maximum recourse indebtedness (15%), maximum unsecured indebtedness (60%, with flexibility for one two quarter increase to not more than 75%), minimum unencumbered interest coverage ratio (175%, with the flexibility for one two quarter decrease to 150%) and minimum combined tangible net worth ($30 million plus 85% of net proceeds of equity issuances by the Company and its subsidiaries after November 1, 2005). Failure to meet the Company’s financial covenants could result from, among other things, changes in the Company’s results of operations, the incurrence of debt or changes in general economic conditions. Advances under the Company’s Credit Facility may be subject to borrowing base requirements on the Company’s unencumbered medical office buildings or healthcare related facilities. These covenants may restrict the Company’s ability to engage in transactions that the Company believes would otherwise be in the best interests of the Company’s stockholders. Failure to comply with any of the covenants in the Company’s Credit Facility could result in a default under one or more of the Company’s debt instruments. This could cause one or more of the Company’s lenders to accelerate the timing of payments and may have a material adverse effect on the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock.

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

Mr. Cogdell, the Company’s Chairman, and Mr. Spencer, the Company’s Chief Executive Officer, President and a member of the Board of Directors, and their respective affiliates owned 13.6% and 2.9%, respectively, as of December 31, 2007 of the Company’s outstanding common stock and OP units on a fully-diluted basis and therefore have the ability to exercise significant influence over the Company and any matter presented to the Company’s stockholders.

Mr. Cogdell, the Company’s Chairman, and Mr. Spencer, the Company’s Chief Executive Officer, President and a member of the Board of Directors, and their respective affiliates owned approximately 13.6%, and 2.9%, respectively, as of December 31, 2007 of the Company’s outstanding common stock and OP units on a fully-diluted basis. Consequently, those stockholders, individually or, to the extent their interests are aligned, collectively, may be able to influence the outcome of matters submitted for stockholder action, including the election of the Board of Directors and approval of significant corporate transactions, including business combinations, consolidations and mergers and the determination of the Company’s day-to-day corporate and management policies. Therefore, these stockholders have substantial influence over the Company and could exercise their influence in a manner that is not in the best interests of the Company’s other stockholders.

The Company’s business could be harmed if key personnel terminate their employment with the Company.

The Company’s success depends, to a significant extent, on the continued services of Mr. Cogdell, the Company’s Chairman, Mr. Spencer, the Company’s Chief Executive Officer, President and a member of the Board of Directors, and the other members of the Company’s senior management team. The Company’s senior management team has an average of 15 years of experience in the healthcare real estate industry. In addition, the Company’s ability to continue to acquire and develop properties depends on the significant relationships the Company’s senior management team has developed. There is no guarantee that any of them will remain employed by the Company. The Company does not maintain key person life insurance on any of the Company’s officers. The loss of services of one or more members of the Company’s senior management team could harm the Company’s business and the Company’s prospects.

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

Pursuant to these agreements, the Company will not sell, transfer or otherwise dispose of any of the medical office buildings or healthcare related facilities (each a “protected asset”) or any interest in a protected asset prior to the eighth anniversary of the closing of the offering unless:

1. a majority-in-interest of the former holders of interests in the predecessor partnerships or contributing entities (or their successors, which may include the Company to the extent any OP units have been redeemed or exchanged) with respect to such protected asset consent to the sale, transfer of other disposition; provided, however, with respect to three of the predecessor entities, Cabarrus POB, LLC, Medical Investors I, LLC and Medical Investors III, LLC, the required consent shall be a majority-in-interest of the beneficial owners of interests in the predecessor entities other than Messrs. Cogdell and Spencer and their affiliates; or

2. the Operating Partnership delivers to each such holder of interests, a cash payment intended to approximate the holder’s tax liability related to the recognition of such holder’s built-in gain resulting from the sale of such protected asset; or

3. the sale, transfer or other disposition would not result in the recognition of any built-in gain by any such holder of interests.

Protected assets represent approximately 78% of the Company’s total net rentable square feet. If the Company were to sell all of these protected assets and the Company undertook such sale without obtaining the requisite consent of the contributing holders, then the Company would be required to make material payments to these holders. The prospect of making payments under the tax protection agreements could impede the Company’s ability to respond to changing economic, financial and investment conditions. For example, it may not be economical for the Company to raise cash quickly through a sale of one or more of the Company’s protected assets or dispose of a poorly performing protected asset until the expiration of the eight-year protection period.

Tax indemnification obligations may require the Operating Partnership to maintain certain debt levels.

The Company’s tax protection agreements also provide that during the period from the closing of the initial public offering in 2005 through the twelfth anniversary thereof, the Operating Partnership will offer each holder who continues to hold at least 50% of the OP units received in respect of the consolidation transaction the opportunity to: (1) guarantee debt or (2) enter into a deficit restoration obligation. If the Company fails to offer such opportunities, the Company will be required to deliver to each holder a cash payment intended to approximate the holder’s tax liability resulting from the Company’s failure to make such opportunities available to that holder. The Company agreed to these provisions in order to assist such holders in deferring the recognition of taxable gain as a result of and after the consolidation transaction. These obligations may require the Company to maintain more or different indebtedness than the Company would otherwise require for the Company’s business.

The Company may pursue less vigorous enforcement of terms of contribution and other agreements because of conflicts of interest with certain of the Company’s officers.

Mr. Cogdell, the Company’s Chairman, Mr. Spencer, the Company’s Chief Executive Officer, President and a member of the Board of Directors, Charles M. Handy, the Company’s Chief Financial Officer, Senior Vice President and Secretary, and other members of the Company’s management team, have direct or indirect ownership interests in certain properties contributed to the Operating Partnership in the Formation Transactions. The Company, under the agreements relating to the contribution of such interests, is entitled to indemnification and damages in the event of breaches of representations or warranties made by the contributors. The Company may choose not to enforce, or to enforce less vigorously, the Company’s rights under these agreements because of the Company’s desire to maintain the Company’s ongoing relationships with the individual party to these agreements. In addition, the Company is party to employment agreements with Messrs. Cogdell, Spencer and Handy, which provide for additional severance following termination of employment if the Company elects to subject the executive officer to certain non-competition, confidentiality and non-solicitation provisions. Although their employment agreements require that they devote substantially all of their full business time and attention to the Company, if the executive officer forgoes the additional severance, he will not be subject to such non-competition provisions, which would allow him to compete with the Company. None of these agreements were negotiated on an arm’s-length basis.

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

To qualify as a REIT for U.S. federal income tax purposes, the Company must continually satisfy tests concerning, among other things, the sources of the Company’s income, the nature and diversification of the Company’s assets, the amounts the Company distributes to the Company’s stockholders and the ownership of the Company’s stock. In order to meet these tests, the Company may be required to forego attractive business or investment opportunities. Thus, compliance with the REIT requirements may adversely affect the Company’s ability to operate solely to maximize profits.

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

As of December 31, 2007, the Company owned and/or managed 115 medical office buildings and healthcare related facilities, 59 of which are consolidated wholly-owned and joint ventures, three of which are jointly owned with unaffiliated third parties and managed through a TRS, and 53 of which are managed for third parties through a TRS. Medical office buildings typically contain suites for physicians and physician practice groups and also may include facilities that provide hospitals with ancillary and outpatient services, such as ambulatory surgery centers, imaging and diagnostic centers (offering diagnostic services not typically provided in physician offices or clinics), rehabilitation centers, kidney dialysis centers and cancer treatment centers. The Company’s portfolio of owned and managed properties contains an aggregate of approximately 5.6 million net rentable square feet of as of December 31, 2007. As of December 31, 2007, the Company’s consolidated wholly-owned and joint venture properties were approximately 93.4% occupied with a weighted average remaining lease term of approximately 4.7 years, accounting for 92.6%, 94.1%, and 94.3% of total revenues for the years ended December 31, 2007, 2006, and 2005, respectively.

At December 31, 2007, 77.1% of the Company’s consolidated wholly-owned and joint venture properties are located on hospital campuses, 7.4% are located off-campus but in which a hospital is the sole or anchor tenant, and 15.5% are off campus.

The following table contains additional information about the Company’s consolidated wholly-owned and joint venture properties as of December 31, 2007.

						Annualized
			Net			Rent per
			Rentable			Leased	Associated
		Year	Square	Occupancy	Annualized	Square	Health Care
Property	City	Built(1)	Feet(2)	Rate	Rent(3)	Foot(4)(5)	System

California:
Verdugo Professional
Building I(6)	Glendale	1974	63,887	94.2%	$1,792,071	$29.78	Verdugo Hills Hospital
Verdugo Professional
Building II(6)	Glendale	1984	42,906	86.5	1,129,417	30.43	Verdugo Hills Hospital

Total California			106,793	91.1	2,921,488	30.03
Georgia:
Augusta POB I(6)(7)	Augusta	1978	99,494	91.6	1,196,111	13.12	University Health Services
Augusta POB II(6)(7)	Augusta	1987	125,634	93.2	2,538,217	21.68	University Health Services
Augusta POB III(6)(7)	Augusta	1994	47,034	100.0	904,405	19.23	University Health Services
Augusta POB IV(6)(7)	Augusta	1995	55,134	100.0	947,613	17.19	University Health Services
Summit Professional Plaza I(6)	Brunswick	2004	33,039	93.5	764,451	24.75	Southeast Georgia Health System
Summit Professional Plaza II(6)	Brunswick	1998	64,233	96.0	1,712,004	27.76	Southeast Georgia Health System

Total Georgia			424,568	94.9	8,062,801	20.01
Indiana:
Methodist Professional
Center One(6)(8)(16)	Indianapolis	1984	174,114	100.0	4,003,152	22.99	Methodist Hospital
Kentucky:
Our Lady of Bellefonte(6)(8)(9)	Ashland	1997	46,907	100.0	1,151,131	24.54	Our Lady of Bellefonte Hospital
Adjacent Parking Deck		1997			850,766

Total Kentucky			46,907	100.0	2,001,897	24.54(10)

						Annualized
			Net			Rent per
			Rentable			Leased	Associated
		Year	Square	Occupancy	Annualized	Square	Health Care
Property	City	Built(1)	Feet(2)	Rate	Rent(3)	Foot(4)(5)	System

Louisiana:
East Jefferson Medical Office Building(6)(8)(9)	Metairie	1985	119,921	96.3	2,369,596	20.52	East Jefferson General Hospital
East Jefferson Medical Specialty Building(6)(8)(9)(11)	Metairie	1985	10,809	100.0	968,693	89.62	East Jefferson General Hospital

Total Louisiana			130,730	100.0	3,338,289	25.54
New York:
Central New York Medical Center(6)(17)	Syracuse	1997	111,634	100.0	3,048,682	27.31	Crouse Hospital
North Carolina:
Barclay Downs	Charlotte	1987	38,395	100.0	803,276	20.92	—
Birkdale Medical Village(9)(12)	Huntersville	1997	64,669	100.0	1,352,960	20.92	NorthEast Medical Center
Birkdale Retail(9)	Huntersville	2001	8,269	100.0	209,295	25.31	—
Cabarrus POB(6)(8)(9)	Concord	1997	84,972	98.2	1,778,315	21.31	NorthEast Medical Center
Copperfield Medical Mall(12)	Concord	1989	26,000	100.0	583,440	22.44	NorthEast Medical Center
Copperfield MOB(6)(8)(9)	Concord	2005	61,789	87.9	1,219,403	22.45	NorthEast Medical Center
East Rocky Mount Kidney Center(9)(13)	Rocky Mount	2000	8,043	100.0	159,573	19.84	—
Gaston Professional Center(6)(8)(9)	Gastonia	1997	114,956	100.0	2,622,043	22.81	Caramont Health System
Adjacent Parking Deck		1997			606,141
Harrisburg Family Physicians Building(12)	Harrisburg	1996	8,202	100.0	206,690	25.20	Carolinas HealthCare System
Harrisburg Medical Mall(9)(12)	Harrisburg	1997	18,360	100.0	459,000	25.00	NorthEast Medical Center
Lincoln/ Lakemont Family
Practice Center(12)	Lincolnton	1998	16,500	100.0	365,850	22.17	Carolinas HealthCare System
Mallard Crossing Medical Park(9)	Charlotte	1997	52,540	94.1	1,192,554	24.12	—
Midland Medical Mall(9)(12)	Midland	1998	14,610	92.1	369,127	27.43	NorthEast Medical Center
Mulberry Medical Park(6)(8)(9)	Lenoir	1982	24,992	85.4	418,236	19.60	Caldwell Memorial Hospital,Inc.
Northcross Family Medical
Practice Building(12)	Charlotte	1993	8,018	100.0	216,085	26.95	Carolinas HealthCare System
Randolph Medical Park(9)	Charlotte	1973	84,131	60.9	1,067,339	20.83	—
Rocky Mount Kidney Center(9)	Rocky Mount	1990	10,105	100.0	198,765	19.67	—
Rocky Mount Medical Office Building(9)(18)	Rocky Mount	2002	35,393	95.7	847,902	25.03	—
Rocky Mount Medical Park(9)	Rocky Mount	1991	96,993	96.9	1,882,650	20.03	—
Rowan Outpatient Surgery Center(6)(7)(13)	Salisbury	2003	19,464	100.0	414,194	21.28	Rowan Regional Medical Center
Weddington Internal & Pediatric Medicine(12)	Concord	2000	7,750	100.0	185,380	23.92	NorthEast Medical Center

Total North Carolina			804,151	93.2	17,158,218	22.09(14)
Pennsylvania:
Lancaster Rehabilitation Hospital(6)(8)(9)(13)	Lancaster	2007	52,878	100.0	1,072,210	20.28	Lancaster General Hospital
Lancaster General Health Campus MOB(6)(8)(9)(18)	Lancaster	2007	64,214	87.8	1,372,337	24.34	Lancaster General Hospital

Total Pennsylvania			117,092	93.3	2,444,547	22.38
South Carolina:
							Bon Secours St. Francis
190 Andrews(6)(8)	Greenville	1994	25,902	100.0	556,251	21.48	Health System
Baptist Northwest(9)	Columbia	1986	38,703	52.7	402,541	19.74	—
Beaufort Medical Plaza(6)(8)(9)	Beaufort	1999	59,340	100.0	1,226,957	20.68	Beaufort Memorial Hospital
Mary Black Westside(8)(9)(12)	Spartanburg	1991	37,455	100.0	787,693	21.03	Mary Black Westside Urgent Care
							The Regional Medical Center of Orangeburg and Calhoun Counties

						Annualized
			Net			Rent per
			Rentable			Leased	Associated
		Year	Square	Occupancy	Annualized	Square	Health Care
Property	City	Built(1)	Feet(2)	Rate	Rent(3)	Foot(4)(5)	System

Medical Arts Center of Orangeburg(7)(9)	Orangeburg	1984	49,324	100.0	892,063	18.09
Mt. Pleasant MOB(3)(6)(9)	Mt. Pleasant	2001	38,735	77.4	756,376	25.24	Roper St. Francis Healthcare
One Medical Park — HMOB(6)(8)(9)	Columbia	1984	69,840	100.0	1,615,058	23.13	Palmetto Health Alliance
Parkridge MOB(8)(12)	Columbia	2003	89,451	94.6	1,863,392	22.02	—
							Sisters of Charity
Providence MOB I(6)(8)(9)	Columbia	1979	48,500	100.0	986,340	20.34	Providence Hospitals Sisters of Charity
Providence MOB II(6)(8)(9)	Columbia	1985	23,280	100.0	462,807	19.88	Providence Hospitals Sisters of Charity
Providence MOB III(6)(7)(9)	Columbia	1991	54,417	69.2	777,848	20.66	Providence Hospitals
River Hills Medical Plaza(9)(12)	Little River	1999	27,566	100.0	847,719	30.75	Grand Strand Regional
Roper MOB(6)(8)(9)	Charleston	1990	122,785	92.6	2,305,002	20.27	Roper St. Francis Healthcare
St. Francis Community Medical Office Building(6)(8)(9)	Greenville	2001	45,140	100.0	1,176,381	26.06	Bon Secours St. Francis Health System
St. Francis MOB(6)(8)(9)	Greenville	1984	49,767	87.0	1,007,363	23.27	Bon Secours St. Francis Health System
St. Francis Medical Plaza(6)(8)(9)	Greenville	1998	62,724	61.7	733,140	18.94	Bon Secours St. Francis Health System
St. Francis Women’s Center(6)(8)(9)	Greenville	1991	57,590	79.4	903,552	19.76	Bon Secours St. Francis Health System
Three Medical Park(6)(8)(9)	Columbia	1988	88,755	93.8	1,860,828	22.35	Palmetto Health Alliance
West Medical I(6)(8)(9)	Charleston	2003	28,734	100.0	747,682	26.02	Roper St. Francis Healthcare

Total South Carolina			1,018,008	89.6	19,908,993	21.83
Tennessee:
Healthpark Medical Office Building(6)	Chattanooga	2004	52,151	100.0	1,875,984	35.97	Erlanger Health System
Peerless Medical Center	Cleveland	2006	40,506	100.0	1,183,991	29.23	—

Total Tennessee			92,657	100.0	3,059,975	33.02
Virginia:
Hanover MOB(6)(7)	Mechanicsville	1993	56,610	100.0	1,542,405	27.25	Bon Secours Health System

Total			3,083,264	93.4%	$67,490,447	$22.93(15)

(1)	Represents the year in which the property was placed in service.

(2)	Net rentable square feet represents the current square feet at a building under lease as specified in the lease agreements plus management’s estimate of space available for lease. Net rentable square feet includes tenants’ proportional share of common areas.

(3)	Annualized rent represents the annualized monthly contracted rent under existing leases as of December 31, 2007.

(4)	Annualized rent per leased square foot represents annualized rent, excluding revenues attributable to parking, divided by the net rentable square feet divided by occupancy rate.

(5)	Unless otherwise indicated, annualized rent per leased square foot includes reimbursement to the Company for the payment for property operating (5) expenses, real estate taxes and insurance with respect to such property.

(6)	On-campus facility.

(7)	Subject to a restrictive deed on the property.

(8)	Property is a tenant under a long-term ground lease on the property with an unrelated third party.

(9)	The Company developed this property.

(10)	Excludes annualized rent of adjacent parking deck to Our Lady of Bellefonte from calculation.

(11)	East Jefferson Medical Specialty Building is recorded as a sales-type capital lease in the Company’s consolidated financial statements. As such, the annualized rent related to the minimum lease payments is not reflected as rental revenue in the statement of operations. However amortization of unearned income is recorded in interest income.

(12)	Off-campus facility — hospital anchored.

(13)	The annualized rent per leased square foot does not include any payments to the Company for payment of property operating expenses, real estate taxes and insurance with respect to such property. The tenant is responsible for payment of these expenses.

(14)	Excludes annualized rent of adjacent parking deck to Gaston Professional Center from calculation.

(15)	Excludes annualized rent of adjacent parking decks to Our Lady of Bellefonte and Gaston Professional Center from calculation.

(16)	Parking revenue from an adjacent parking deck is approximately $1.1 million per year.

(17)	Parking revenue from an adjacent parking deck is approximately $1.3 million per year.

(18)	Property owned by a consolidated real estate partnership.

Joint Venture Properties

As of December 31, 2007, the Company has an investment in one unconsolidated real estate partnership that owns three buildings. The following table provides additional information about the Company’s unconsolidated joint venture properties as of December 31, 2007.

						Annualized
			Net			Rent per
			Rentable			Leased			Associated
		Year	Square	Occupancy	Annualized	Square	Ownership	Debt	Healthcare
Property	City, State	Built	Feet	Rate	Rent	Foot	Percentage	Balance(1)	System

McLeod MOB East(2)	Florence, SC	1993	127,458	99.2%	$2,041,640	$16.15	1.1%	$12,791,850	McLeod Regional
									Medical Center
McLeod Pee Dee Medical Park(2)	Florence, SC	1982	33,756	100.0	525,297	15.56	1.1	12,791,850	McLeod Regional
									Medical Center
McLeod MOB West(2)	Florence, SC	1986	52,574	97.9	714,456	13.88	1.1	12,791,850	McLeod Regional
									Medical Center

Total			213,788		$3,281,393			$12,791,850

(1)	Amounts are for the entity, not just the Company’s interest in the real estate joint venture.

(2)	Total debt of $12.8 million is secured by all three properties listed.

The Company has a 2.0% ownership in Shannon Health/MOB Limited Partnership No. 1 and a 2.0% ownership in BSB Health/MOB Limited Partnership No. 2. These ownership interests were assumed as part of the Consera acquisition (See Note 4 to the accompanying Notes to Consolidated and Combined Financial Statements). The partnership agreements and tenant leases of the limited partners are designed to give preferential treatment to the limited partners as to the operating cash flows from the partnerships. The Company, as the general partner, does not generally participate in the operating cash flows from these entities other than to receive property management fees. The limited partners can remove the Company as the property manager and as the general partner. Due to the structures of the partnership agreements and tenant lease agreements, the Company reports the properties owned by these two joint ventures as fee managed properties owned by third parties.

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

No matters were submitted to a vote by security holders during the fourth quarter of 2007.

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

Market Information

The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “CSA”. The following table sets forth, for the period indicated, the high and low sales price for the Company’s common stock as reported by the NYSE and the per share dividends declared:

			Dividends
Period	High	Low	Declared

2006
First Quarter	$21.51	$17.30	$0.35
Second Quarter	$21.13	$18.08	$0.35
Third Quarter	$21.29	$18.20	$0.35
Fourth Quarter	$22.89	$19.71	$0.35
2007
First Quarter	$22.82	$20.62	$0.35
Second Quarter	$21.64	$19.51	$0.35
Third Quarter	$20.43	$16.20	$0.35
Fourth Quarter	$19.39	$15.03	$0.35

On March 11, 2008, the closing price of the Company’s common stock (“Common Stock”) as reported by the NYSE was $15.27. At March 11, 2008, the Company had 101 holders of record of its Common Stock.

Holders of shares of Common Stock are entitled to receive distributions when declared by the Board of Directors out of any assets legally available for that purpose. As a REIT, the Company is required to distribute at least 90% of its “REIT taxable income,” which, as defined by the relevant tax statutes and regulations, is generally equivalent to net taxable ordinary income, to shareholders annually in order to maintain the Company’s REIT status for federal income tax purposes. The Company’s Credit Facility includes limitations on the Company’s ability to make distributions to its stockholders, subject to complying with REIT requirements.

The Company’s dividend is restricted by its Credit Facility. The Company can pay dividends of the greater of (A) 100% of Funds from Operations per quarter or (B) $0.35 per share per quarter.

The Company has reserved 1,000,000 shares of its common stock for issuance under its 2005 long-term incentive plan.

As of December 31, 2007, there were 16,505,373 units of limited partnership in the Operating Partnership outstanding, of which 11,948,245, or 72.4%, were owned by the Company and 4,557,128, or 27.6%, were owned by other partners (including certain directors and senior management).

Stockholder Return Performance

Prior to October 27, 2005, the Company was not publicly traded and there was no public market for the Company’s securities. The following graph compares the cumulative total return on the Company’s Common Stock with that of the Standard and Poor’s 500 Stock Index (“S&P 500 Index”) and the National Association of Real Estate Investment Trusts Equity Index (“NAREIT Equity Index”) from October 27, 2005 (the date that the Company’s Common Stock began to trade publicly) through December 31, 2007. The stock price performance graph assumes that an investor invested $100.00 in each of the Company and to the indices, and the reinvestment of any dividends. The comparisons in the graph are provided in accordance with the SEC disclosure requirements and are not intended to forecast or be indicative of the future performance of the Company’s shares of Common Stock.

Total Return Performance

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

Unregistered Sales of Equity Securities and Use of Proceeds

On June 29, 2007, the Operating Partnership issued an aggregate of 181,133 OP units, having an aggregate value of $3.6 million at the time of issuance, related to the acquisition of Central New York Medical Center in Syracuse, New York. These OP units were issued in exchange for ownership interests in limited liability companies as part of private placement transactions under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder. These OP units are redeemable for the cash equivalent thereof at a time six months after the date of issuance, or, at the option of the Company, exchangeable into shares of common stock in the Company on a one-for-one basis. No underwriters were used in connection with this issuance of OP Units.

Pursuant to a Purchase Agreement, dated January 23, 2008 (the “Purchase Agreement”), among the Company, the Operating Partnership and KeyBanc Capital Markets Inc. (the “Initial Purchaser”), the Company sold 3,448,278 shares of the Company’s common stock, par value $.01 per share, to the Initial Purchaser in a private offering. The Initial Purchaser purchased the securities with a view to the private resale of the securities to certain institutional investors at a price of $15.95 per share. The securities were issued to the Initial Purchaser pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder and resold to the institutional investors pursuant to an exemption from registration pursuant to Rule 144A of the Securities Act of 1933, as amended.

The Company received net proceeds of approximately $53.5 million from the private offering. The Company used the net proceeds from the private offering to reduce borrowings under its Credit Facility.

In connection with the private offering, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with KeyBanc Capital Markets Inc. on behalf of the holders of the securities named therein pursuant to which the Company agreed to prepare and file with the Securities and Exchange Commission (the “Commission”) a shelf registration statement providing for the resale of the securities and to cause such shelf registration statement to be declared effective by the Commission on the terms and subject to the conditions specified in the registration agreement. If the Company fails to cause such shelf registration statement to be declared effective or to maintain effectiveness, under certain circumstances, the Company may be obligated to pay liquidated damages to holders of the securities.

Issuer Purchases of Equity Securities

Below is a summary of equity repurchases by month for the quarter ended December 31, 2007:

			Total Number of
			Equity Securities	Approximate Dollar
		Average	Purchased as Part	Value of Equity
	Total Number of	Price Paid	of Publicly	Securities that May
	Equity Securities	Per Equity	Announced Plans	Yet Be Purchased
For the Month of	Purchased	Security	or Programs	Under the Plan

October 2007	3,482	$18.54	N/A	N/A
November 2007	24,458	19.33	N/A	N/A
December 2007	—	—	N/A	N/A

Total	27,940	$19.23	N/A	N/A

These figures only relate to repurchases of OP units. The Company did not repurchase shares of Common Stock during the year ended December 31, 2007.

Equity Compensation Plan Information

(c)
Number of
securities
	(a)		remaining available
	Number of		for future issuance
	securities to be	(b)	under equity
	issued upon	Weighted average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants,	options, warrants,	reflected in
Plan category	and rights	and Rights	columns (a))

Equity compensation plans approved by security holders	N/A(1)	N/A	593,607
Equity compensation plans not approved by security holders	—	—	—

Total	N/A(1)	N/A	593,607

(1)	These amounts include information related to the Company’s 2005 Long-Term Incentive Plan. As of December 31, 2007, the Company issued 58,100 shares of restricted stock and 348,293 Long-term Incentive Plan (“LTIP”) units.

Item 6.	Selected Financial Data

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

	Company			Predecessor
	For the Year Ended	For the Year Ended	November 1, 2005 -	January 1, 2005 -	For the year ended December 31,
	December 31, 2007	December 31, 2006	December 31, 2005	October 31, 2005	2004	2003
	(In thousand, except per share amounts)

Statements of Operations Data:
Revenues:
Rental	$62,908	$52,614	$7,006	$35,794	$40,440	$38,783
Management fee revenue	2,137	1,304	136	770	1,230	1,182
Expense reimbursements	1,365	773	94	565	840	806
Development fee revenue	290	158	85	680	1,134	179
Interest and other income	1,194	928	127	879	843	849

Total revenues	67,894	55,777	7,448	38,688	44,487	41,799
Expenses:
Property operating and management	25,704	19,848	2,583	13,058	14,756	14,032
General and administrative	7,482	6,368	7,791	5,129	3,075	2,928
Depreciation and amortization	27,758	30,273	4,125	8,444	9,561	11,381
Interest	15,964	14,199	1,500	8,222	9,024	9,760
Loss from early extinguishment of debt	—	37	103	—	—	—

Total expenses	76,908	70,725	16,102	34,853	36,416	38,101
Income (loss) from continuing operations before gain on sale of real estate properties, equity earnings (loss) on unconsolidated real estate partnerships and minority interests	(9,014)	(14,948)	(8,654)	3,835	8,071	3,698
Gain on sale of real estate properties	—	484	—	—	—	—
Equity earnings (loss) on unconsolidated real estate partnerships	20	4	3	(47)	(60)	(74)
Minority interests	2,653	5,087	3,054	—	—	—

	Company			Predecessor
	For the Year Ended	For the Year Ended	November 1, 2005 -	January 1, 2005 -	For the year ended December 31,
	December 31, 2007	December 31, 2006	December 31, 2005	October 31, 2005	2004	2003
	(In thousand, except per share amounts)

Income (loss) from continuing operations	(6,341)	(9,373)	(5,597)	3,788	8,011	3,624
Discontinued operations:
Income (loss) from discontinued operations	—	(9)	(4)	36	33	47
Gain on sale of real estate properties	—	435	—	—	—	—
Minority interests in operating partnership	—	(150)	1	—	—	—

Total discontinued operations	—	276	(3)	36	33	47

Net income (loss)	$(6,341)	$(9,097)	$(5,600)	$3,824	$8,044	$3,671

Per Share:
Declared dividend	$1.40	$1.40	$0.2333
Loss from continuing operations — basic and diluted	$(0.57)	$(1.17)	$(0.70)
Net loss — basic and diluted	$(0.57)	$(1.14)	$(0.70)
Weighted average shares — basic and diluted	11,056	7,975	7,972
Selected Balance Sheet Data:
Assets:
Real estate properties, net	$455,063	$351,172	$257,144		$155,376	$148,439
Other assets, net	51,174	41,886	49,808		21,915	16,411
Other assets — held for sale	—	—	1,530		1,134	1,149

Total assets	$506,237	$393,058	$308,482		$178,425	$165,999

Liabilities and owners’ equity (deficit):
Mortgages and line of credit	$316,704	$262,031	$158,974		$213,536	$201,133
Other liabilities, net	27,277	17,351	7,750		10,016	10,532
Other liabilities — held for sale	—	—	1,272		1,300	1,421
Minority interests	47,221	54,001	62,018		—	—
Owners’ equity (deficit)	115,035	59,675	78,468		(46,427)	(47,087)

Total liabilities and owners’ equity (deficit)	$506,237	$393,058	$308,482		$178,425	$165,999

	Company			Predecessor
	For the Year Ended	For the Year Ended	November 1, 2005 -	January 1, 2005 -	For the year ended December 31,
	December 31, 2007	December 31, 2006	December 31, 2005	October 31, 2005	2004	2003
	(In thousand, except per share amounts)

Cash Flow Data:
Net cash provided by operating activities	$23,796	$15,900	$1,635	$10,312	$16,089	$12,738

Net cash used in investing activities	$(117,298)	$(103,587)	$(27,462)	$(5,939)	$(13,767)	$(7,523)

Net cash provided by (used in) financing activities	$96,055	$78,932	$35,398	$(5,863)	$1,880	$(6,339)

Other Data:
Funds from operations(1)	$18,259	$15,037	$(4,518)	$12,303	$17,656	$13,462

Weighted average shares and units — basic	15,621	12,590	12,197
Weighted average shares and units — diluted	15,637	12,612	12,225

(1)	As defined by the National Association of Real Estate Investment Trusts, or NAREIT, funds from operations, or FFO, represents net income (computed in accordance with generally accepted accounting principles, or GAAP), excluding gains from sales of property, plus real estate depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. The Company adjusts the NAREIT definition to add back minority interests in operating partnership. The Company presents FFO because the Company considers it an important supplemental measure of the Company’s operational performance and believes it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. The Company computes FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (as amended in November 1999 and April 2002) and adjusts for the add back of minority interests in operating partnership. The Company’s methodology may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of the Company’s performance, nor is it indicative of funds available to fund the Company’s cash needs, including the Company’s ability to pay dividends or make distributions.

The following table presents the reconciliation of FFO to net income (loss), which is the most directly comparable GAAP measure to FFO (in thousands):

	Company			Predecessor
	For the Year Ended	For the Year Ended	November 1, 2005 -	January 1, 2005 -	For the Year Ended December 31,
	December 31, 2007	December 31, 2006	December 31, 2005	October 31, 2005	2004	2003

Funds from operations:
Net income (loss)	$(6,341)	$(9,097)	$(5,600)	$3,824	$8,044	$3,671
Minority interests in operating partnership	(2,738)	(5,058)	(3,055)	—	—	—
Real estate related depreciation and amortization	27,165	30,052	4,128	8,384	9,533	9,702
Unconsolidated entities’ real estate related depreciation and amortization	173	59	9	95	79	89
Gain on sale of real estate properties	—	(919)	—	—	—	—

Total funds from operations	$18,259	$15,037	$(4,518)	$12,303	$17,656	$13,462

Item 7.	Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Cogdell Spencer Inc. and Cogdell Spencer Inc. Predecessor Consolidated and Combined Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K. Where appropriate, the following discussion includes analysis of the effects of the Company’s Offering, the Formation Transactions and related refinancing transactions and certain other transactions. The Company makes statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Annual Report on Form 10-K entitled “Statements Regarding Forward-Looking Information.” Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the section in this Annual Report on Form 10-K entitled “Risk Factors.”

Overview

The Company is a fully-integrated, self-administered and self-managed REIT that invests in specialty office buildings for the medical profession, including medical offices, ambulatory surgery and diagnostic centers, in the United States of America. The Company has been built around understanding and addressing the specialized real estate needs of the healthcare industry. The Company’s management team has developed long-term and extensive relationships through developing and maintaining modern, customized medical office buildings and healthcare related facilities. The Company has been able to secure strategic hospital campus locations. The Company operates its business through Cogdell Spencer LP, its operating partnership subsidiary, and its subsidiaries.

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

As of December 31, 2007, the Company owned and/or managed 115 medical office buildings and healthcare related facilities, serving 27 hospital systems in 13 states. The Company’s aggregate portfolio was comprised of:

•	59 consolidated wholly-owned and joint venture properties;

•	Three joint venture properties; and

•	53 properties owned by third parties that the Company manages.

At December 31, 2007, the Company’s aggregate portfolio contains approximately 5.6 million net rentable square feet, consisting of approximately 3.1 million net rentable square feet from consolidated wholly-owned and joint venture properties, approximately 0.2 million net rentable square feet from unconsolidated joint venture properties, and approximately 2.3 million net rental square feet from properties owned by third parties and managed by the Company. Approximately 80% of the net rentable square feet of the wholly-owned properties are situated on hospital campuses. As such, the Company believes that its assets occupy a premier franchise location in relation to local hospitals, providing the Company’s properties with a distinct competitive advantage over alternative medical office space in an area. As of December 31, 2007, the Company’s in-service, consolidated wholly-owned and joint venture properties were approximately 93.4% occupied, with a weighted average remaining lease term of approximately 4.7 years.

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

Investments in Real Estate

Acquisition of real estate.  The price that the Company pays to acquire a property is impacted by many factors, including the condition of the buildings and improvements, the occupancy of the building, the existence of above and below market tenant leases, the creditworthiness of the tenants, favorable or unfavorable financing, above or below market ground leases and numerous other factors. Accordingly, the Company is required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on the Company’s estimate of the fair values of such assets and liabilities. This includes determining the value of the buildings and improvements, land, any ground leases, tenant improvements, in-place tenant leases, tenant relationships, the value (or negative value) of above (or below) market leases and any debt assumed from the seller or loans made by the seller to the Company. Each of these estimates requires significant judgment and some of the estimates involve complex calculations. The Company’s calculation methodology is summarized in Note 2 to the Company’s audited consolidated financial statements included in this Annual Report on Form 10-K. These allocation assessments have a direct impact on the Company’s results of operations because if the Company were to allocate more value to land there would be no depreciation with respect to such amount or if the Company were to allocate more value to the buildings as opposed to allocating to the value of tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the terms of the leases. Additionally, the amortization of value (or negative value) assigned to above (or below) market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place leases and tenant relationships, which is included in depreciation and amortization in the Company’s consolidated and combined statements of operations.

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

Changes in Financial Condition

On March 23, 2007, the Company issued 3,949,700 shares of Common Stock at a price of $21.00 per share resulting in net proceeds to the Company of approximately $78.4 million. The net proceeds were used to reduce outstanding principal on the Company’s Credit Facility and for working capital. For more information on the Credit Facility, see Liquidity and Capital Resources.

Results of Operations

The discussion below relates to the financial condition and results of operations for the years ended December 31, 2007, 2006, and 2005. The results of operations for January 1, 2005 through October 31, 2005 and November 1, 2005 through December 31, 2005 have been combined to provide a meaningful comparison to the results of operations for the years ended December 31, 2006 and 2007.

The Company’s income (loss) from operations is generated primarily from operations of its properties and development and property management fee revenue. The changes in operating results from period to period reflect changes in existing property performance and changes in the number of properties due to development, acquisition, or disposition of properties.

Property Summary

The following is an activity summary of the Company’s property portfolio (excluding unconsolidated real estate partnerships) for the year ended December 31, 2007 and 2006:

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006

Properties at January 1	51	45
Consolidation of Rocky Mount MOB LLC	—	1
Acquisitions	5	6
In-service completed developments	2	—
Lease-up completed development	1	—
Dispositions	—	(1)

Properties at December 31	59	51

The above table includes East Jefferson Medical Specialty Building, which is accounted for as a sales-type capital lease.

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

Year ended December 31, 2007 compared to year ended December 31, 2006

Revenue.  Total revenue increased $12.1 million, or 21.7%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.

Rental revenue increased 19.6%, from $52.6 million for the year ended December 31, 2006 to $62.9 million for the year ended December 31, 2007. Same-property rental revenue increased $1.0 million, or 2.3%, which is due primarily to general increases in rent related to Consumer Price Index (“CPI”) escalation clauses, offset by a decrease in occupancy. Rental revenue from 2006 and 2007 acquisition properties and completed developments increased $9.3 million.

Management fee revenue and expense reimbursement revenue increased $1.4 million from $2.1 million in 2006 compared to $3.5 million in 2007. This increase is mainly due to property management fee revenue generated by Consera, which was acquired in September 2006.

Development fees and interest and other income increased $0.4 million from 2006 to 2007 due to the timing and nature of development fees and brokerage fees that occurred in 2007 compared to 2006.

Property Operating and Management Expenses.  Property operating management expenses increased 29.5%, from $19.8 million for the year ended December 31, 2006 to $25.7 million for the year ended December 31, 2007. Same-property operating expenses increased approximately $1.3 million, or 8.4%. Operating expenses from 2006 and 2007 acquisition properties and completed developments and personnel and operating costs of Consera increased $4.6 million.

Interest Expense.  Interest expense for the year ended December 31, 2007 was $16.0 million compared to $14.2 million for the year ended December 31, 2006, an increase of $1.8 million, or 12.4%. This increase was primarily due to the timing of property and business acquisitions and the repayment of debt using proceeds from the March 2007 common stock equity offering.

Depreciation and Amortization Expenses.  Depreciation and amortization for the year ended December 31, 2007 was $27.8 million compared to $30.3 million for the year ended December 31, 2006, a decrease of $2.5 million, or 8.3%. Same-property and corporate depreciation and amortization expenses decreased approximately $4.7 million, or 19.3%. The decrease was primarily due to the intangible lease assets becoming fully amortized during 2006 and 2007. This decrease is offset by an increase of $2.2 million related to 2006 and 2007 acquisition properties and completed developments.

General and Administrative Expenses.  General and administrative expenses increased $1.1 million, or 17.5%, for the year ended December 31, 2007 compared to the same period in 2006 primarily due to increased personnel costs, income tax accruals related to development and management fees earned by the Company’s TRS, and expensing of previously capitalized costs associated with a development project that was discontinued. The reimbursement of these expensed costs is included in development fee revenue.

Minority Interests in Operating Partnership.  The loss allocated to the minority interests in the Operating Partnership represents a weighted average 29.2% of the Operating Partnership’s net loss for the year ended December 31, 2007. For the year ended December 31, 2006, the weighted average was 35.7%. The decrease in the percentage is due to the common stock offering in March 2007, which the Company’s used the proceeds to increase its ownership in the Operating Partnership, thereby decreasing the ownership percentage of the minority partners.

Year ended December 31, 2006 compared to year ended December 31, 2005

Revenue.  Total revenue increased $9.6 million, or 20.9%, for the year ended December 31, 2006 compared to the year ended December 31, 2005.

Rental revenue increased 22.9%, from $42.8 million for the year ended December 31, 2005 to $52.6 million for the year ended December 31, 2006. Same-property rental revenue increased $0.9 million, or 2.2%, which is due primarily to general increases in rent related to Consumer Price Index (“CPI”) escalation clauses. Rental revenue from 2006 acquisition properties and Rocky Mount MOB was $8.9 million.

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

Property Operating and Management Expenses.  Property operating management expenses increased 26.9%, from $15.6 million for the year ended December 31, 2005 to $19.8 million for the year ended December 31, 2006. Same-property operating expenses increased approximately $0.5 million, or 3.1%. Operating expenses from 2006 acquisition properties and Rocky Mount MOB and personnel and operating costs of Consera Healthcare Real Estate were $3.7 million.

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

Cash Flows

Year Ended December 31, 2007 compared to the Year Ended December 31, 2006

Cash provided by operating activities was $23.8 million and $15.9 million for the years ended December 31, 2007 and 2006, respectively. The increase of $7.9 million was primarily due to (1) a $5.0 million net increase due to changes in operating assets and liabilities primarily resulting from increased accrued expenses and prepaid rent and (2) a $2.9 million increase in earnings before non-cash depreciation and amortizations and changes in fair value of interest rate swap agreements as of December 31, 2007 as compared to the prior period.

Cash used in investing activities was $117.3 million and $103.6 million for the years ended December 31, 2007 and 2006, respectively. The increase of $13.7 million is primarily due to the acquisition of five properties and increased development activity, including three completed properties, during the year ended December 31, 2007 compared to the acquisition of six properties, offset by a property disposition and sale of real estate partnership interests during the prior period.

Cash provided by financing activities was $96.1 million and $78.9 million for the years ended December 31, 2007 and 2006, respectively. The increase of $17.2 million was primarily due to the timing of quarterly distributions. During 2007, there were four distributions paid to stockholders and holders of Operating Partnership units compared to three distribution payments in 2006. For the period November 2005 (the commencement of operations) through December 2005, the distribution was paid in December 2005, whereas for the period October 2006 through December 2006, the distribution was paid in January 2007. Net cash provided by financing activities in 2006 was mainly due to proceeds from the Credit Facility. In March 2007, proceeds from the issuance of common stock were used to repay borrowing from the Credit Facility. Net cash provided by financing activities in 2007 was mainly due to borrowing from the Credit Facility and from mortgage note payables. For more information on the Credit Facility, see Liquidity and Capital Resources.

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

Construction in Progress

Construction in progress at December 31, 2007 consisted of one development project, Mebane Medical Office Building, for which the Company has acquired or leased the land and has begun construction. The following is a summary of the construction in progress balance at December 31, 2007 (dollars in thousands):

		Estimated			Estimated
		Completion	Net Rentable	Investment	Total
Property	Location	Date	Square Feet	to Date	Investment

Mebane Medical Office Building(1)	Mebane, NC	2Q 2008	60,000	$11,831	$16,200
Land and pre-construction developments			—	1,549	—

			60,000	$13,380	$16,200

(1)	Owned by Mebane Medical Investors, LLC, which is a consolidated real estate partnership. The Company had a 49% ownership interest at December 31, 2007.

In May 2007, Mebane Medical Investors, LLC obtained construction financing related to the Mebane Medical Office Building project. The facility provides financing up to $13.0 million with an interest rate equal to LIBOR plus 1.3% (5.90% as of December 31, 2007). The mortgage note payable will mature in three years and provides for interest-only payments through May 2009 and principal payments based on a 30 year amortization from June 2009 through the maturity date in May 2010. This facility has two one-year extension options. At December 31, 2007, there was $7.5 million drawn on the facility.

At December 31, 2007, the Company has one lease-up property, Carolina Forest Medical Plaza, which is 43.5% leased. A property is considered “in-service” upon the earlier of (1) lease-up and substantial completion of tenant improvements, or (2) one year after cessation of major construction.

Liquidity and Capital Resources

As of December 31, 2007, the Company had approximately $3.6 million available in cash and cash equivalents. The Company will be required to distribute at least 90% of the Company’s net taxable income, excluding net capital gains, to the Company’s stockholders on an annual basis due to qualification requirements as a REIT. Therefore, as a general matter, it is unlikely that the Company will have any substantial cash balances that could be used to meet the Company’s liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

The Company has a $130.0 million unsecured revolving Credit Facility with a syndicate of financial institutions (including Bank of America, N.A., Citicorp North America, Inc. and Branch Banking & Trust Company) (collectively, the “Lenders”). The Credit Facility is available to fund working capital and for other general corporate purposes; to finance acquisition and development activity; to fund dividends and distributions; and to refinance existing and future indebtedness. The Credit Facility permits the Company to borrow up to $130.0 million of revolving loans, with sub-limits of $25.0 million for swingline loans and $25.0 million for letters of credit.

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

The Credit Facility contains customary terms and conditions for credit facilities of this type, including: (1) limitations on the Company’s ability to (A) incur additional indebtedness, (B) make distributions to the Company’s stockholders, subject to complying with REIT requirements, and (C) make certain investments; (2) maintenance of a pool of unencumbered assets subject to certain minimum valuations thereof; and (3) requirements for us to maintain certain financial coverage ratios. These customary financial coverage ratios and other conditions include a maximum leverage ratio (65%, with flexibility for one two quarter increase to not more than 75%), minimum fixed charge coverage ratio (150%), maximum combined secured indebtedness (50% as of December 31, 2007, 40% thereafter), maximum recourse indebtedness (15%), maximum unsecured indebtedness (60%, with flexibility for one two quarter increase to not more than 75%), minimum unencumbered interest coverage ratio (175%, with the flexibility for one two quarter decrease to 150%) and minimum combined tangible net worth ($30 million plus 85% of net proceeds of equity issuances by the Company and its subsidiaries after November 1, 2005). The Company was in compliance with the covenants at December 31, 2007.

As of December 31, 2007, there was $48.9 million available under the Credit Facility. There was $79.2 million outstanding at December 31, 2007 and $1.9 million of availability is restricted related to outstanding letters of credit. In January 2008, the Company received net proceeds of approximately $53.5 million from a private common stock offering. The Company used the net proceeds to reduce borrowings under the Credit Facility.

For discussion of certain events that took place after December 31, 2007 with respect to the Credit Facility see “Subsequent Events” under Item 1, Business.

The Company believes that it will have sufficient capital resources as a result of operations and the borrowings in place to fund ongoing operations and distributions required to maintain REIT compliance. As of December 31, 2007, the Company had approximately $48.1 million of principal and maturity payments due in 2008 related to mortgage note payables. The Company believes it will be able to refinance the balloon maturities as a result of the current loan to value ratios at individual properties and preliminary discussions with lenders. At March 10, 2008, after funding the MEA merger, property acquisitions in 2008, and general working capital needs, the Company had approximately $27.0 million available under the amended and restated Credit Facility. Property acquisitions through March 10, 2008, totaled approximately $24.4 million and the Company initially funded these acquisitions using proceeds from the Credit Facility. The Company may obtain mortgage note payables for these properties and reduce the outstanding balance under the Credit Facility.

On December 17, 2007, the Company declared a dividend to common stockholders of record and the Operating Partnership declared a distribution to holders of Operating Partnership units of record, in each case as of December 31, 2007, totaling $5.8 million, or $0.35 per share or Operating Partnership unit, covering the period from October 1, 2007 through December 31, 2007. The dividend and distribution were paid on January 21, 2008. The dividend and distribution were equivalent to an annual rate of $1.40 per share and Operating Partnership unit.

Long-Term Liquidity Needs

The Company’s principal long-term liquidity needs consist primarily of new property development, property acquisitions, principal payments under various mortgages and other credit facilities and non-recurring capital expenditures. The Company does not expect that its net cash provided by operations will be sufficient to meet all of these long-term liquidity needs. Instead, the Company expects to finance new property developments through modest cash equity capital contributed by the Company together with construction loan proceeds, as well as through cash equity investments by its tenants. The Company expects to fund property acquisitions through a combination of borrowings under its Credit Facility and traditional secured mortgage financing. In addition, the Company expects to use Operating Partnership units issued by the Operating Partnership to acquire properties from existing owners seeking a tax deferred transaction. Although capital markets tightened during the latter part of 2007, the Company continues to expect to meet long-term liquidity requirements through net cash provided by operations and through additional equity and debt financings, including loans from banks, institutional investors or other lenders, bridge loans, letters of credit, and other lending arrangements, most of which will be secured by mortgages. The Company may also issue unsecured debt in the future. However, in view of the Company’s strategy to grow its portfolio over time, the Company does not, in general, expect to meet its long-term liquidity needs through sales of its properties. In the event that, notwithstanding this intent, the Company was in the future to consider sales of its properties from time to time, the proceeds that would be available to the Company from such sales, may be reduced by amounts that the Company may owe under the tax protection agreements or those properties would need to be sold in a tax deferred transaction which would require reinvestment of the proceeds in another property. In addition, the Company’s ability to sell certain of its assets could be adversely affected by the general illiquidity of real estate assets and certain additional factors particular to the Company’s portfolio such as the specialized nature of its target property type, property use restrictions and the need to obtain consents or waivers of rights of first refusal or rights of first offers from ground lessors in the case of sales of its properties that are subject to ground leases.

The Company intends to repay indebtedness incurred under its Credit Facility from time to time, for acquisitions or otherwise, out of cash flow from operations and from the proceeds of additional debt or equity issuances. In the future, the Company may seek to increase the amount of the Credit Facility, negotiate additional credit facilities or issue corporate debt instruments. Any indebtedness incurred or issued by the Company may be secured or unsecured, short-, medium- or long-term, fixed or variable interest rate and may be subject to other terms and conditions the Company deems acceptable. The Company intends to refinance at maturity the mortgage notes payable that have balloon payments at maturity.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2007, including the maturities and scheduled principal repayments and the commitments due in connection with the Company’s ground leases and operating leases for the periods indicated (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total

Obligation:
Long-term debt principal payments and maturities(1)	$127,313	$47,246	$25,974	$3,898	$6,699	$105,245	$316,375
Standby letters of credit(2)	1,908	—	—	—	—	—	1,908
Interest payments(3)	17,513	10,900	7,819	6,897	6,742	19,004	68,875
Purchase commitments(4)	1,798	—	—	—	—	—	1,798
Ground leases(5)	271	271	271	271	272	7,950	9,306
Operating leases(6)	101	92	17	10	2	—	222

Total	$148,904	$58,509	$34,081	$11,076	$13,715	$132,199	$398,484

(1)	Includes notes payable under the Company’s Credit Facility.

(2)	As collateral for performance on a mortgage note payable, the Company is contingently liable under a standby letter of credit, which also reduces the availability under the Credit Facility.

(3)	Assumes one-month LIBOR of 4.60% and Prime Rate of 7.25% (rates as of December 31, 2007).

(4)	These purchase commitments are related to the Company’s development projects that are currently under construction.

(5)	Substantially all of the ground leases effectively limit the Company’s control over various aspects of the operation of the applicable property, restrict the Company’s ability to transfer the property and allow the lessor the right of first refusal to purchase the building and improvements. All of the ground leases provide for the property to revert to the lessor for no consideration upon the expiration or earlier termination of the ground lease.

(6)	Payments under operating lease agreements relate to several of our properties’ equipment leases. The future minimum lease commitments under these leases are as indicated above.

For additional information, see Note 8, “Commitments and Contingencies,” in the Notes to the Consolidated and Combined Financial Statements.

Off-Balance Sheet Arrangements

The Company may guarantee debt in connection with certain of its development activities, including unconsolidated joint ventures. The Company had previously guaranteed, in the event of a default, the mortgage note payable for one unconsolidated real estate joint venture. During 2007, the unconsolidated real estate joint venture repaid the mortgage note payable. The Company reversed a liability of $0.1 million that had been recorded for the guarantee using expected present value measurement techniques.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken in an income tax return. For those benefits recognized, a tax position must be more-likely-than-not to be sustained based solely upon the technical merits of the position. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that, on a cumulative basis, is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming that the taxing authority has full knowledge of the position and all relevant facts. The Company implemented FIN 48 effective January 1, 2007. The adoption of FIN 48 did not result in an adjustment to the Company’s financial statements. As of December 31, 2007, the Company has no unrecognized tax benefits and the Company’s 2005 and 2006 federal and state tax returns are open years for examination.

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

In December 2007, the FASB issued FAS 141(R), “Business Combinations — a replacement of FASB Statement No. 141”, which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. The Company is still assessing the potential impact of adoption.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51” (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently evaluating the impact of the adoption of this new standard on its financial statements.

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

As of December 31, 2007, the Company had approximately $316.4 million of consolidated debt outstanding. Approximately $74.3 million, or 23.5%, of the Company’s total consolidated debt was variable rate debt that was not subject to variable to fixed rate interest rate swap agreements. Approximately $242.1 million, or 76.5%, of the Company’s total indebtedness was subject to fixed interest rates, including variable rate debt that was subject to variable to fixed rate swap agreements.

If LIBOR were to increase by 100 basis points, the increase in interest expense on the Company’s variable rate debt would decrease future earnings and cash flows by approximately $0.7 million. Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on the Company’s financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, the Company may take actions to further mitigate the Company’s exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in the Company’s financial structure.

Item 8.	Financial Statements and Supplementary Data

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

INDEX TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	54
Consolidated Balance Sheets as of December 31, 2007 and 2006	55
Consolidated and Combined Statements of Operations for Cogdell Spencer Inc. for the years ended December 31, 2007, 2006, and for the period November 1, 2005 through December 31, 2005 and for Cogdell Spencer Inc. Predecessor for the period January 1, 2005 through October 31, 2005	56
Consolidated and Combined Statements of Stockholders’ and Owners’ Equity (Deficit) for Cogdell Spencer Inc. for the years ended December 31, 2007, 2006, and for the period November 1, 2005 through December 31, 2005 and for Cogdell Spencer Inc. Predecessor for the period January 1, 2005 through October 31, 2005	57
Consolidated and Combined Statements of Cash Flows for Cogdell Spencer Inc. for the years ended December 31, 2007, 2006, and for the period November 1, 2005 through December 31, 2005 and for Cogdell Spencer Inc. Predecessor for the period January 1, 2005 through October 31, 2005	58
Notes to Consolidated and Combined Financial Statements	59
Supplemental Schedule — Schedule III — Real Estate and Accumulated Depreciation	86
Notes to Schedule III — Real Estate and Accumulated Depreciation	88

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cogdell Spencer, Inc.
Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Cogdell Spencer Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years ended December 31, 2007 and 2006, and for the period from November 1, 2005 (commencement of operations) through December 31, 2005, and the related consolidated statements of operations, owners’ equity, and cash flows of Cogdell Spencer Inc. Predecessor, as defined in note 1 to the consolidated and combined financial statements, for the period from January 1, 2005 through October 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cogdell Spencer Inc. and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the two years ended December 31, 2007 and 2006, and for the period from November 1, 2005 (commencement of operations) through December 31, 2005, and the results of operations and cash flows of Cogdell Spencer Inc. Predecessor, for the period from January 1, 2005 through October 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Raleigh, North Carolina

March 17, 2008

COGDELL SPENCER INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
	(In thousands, except per share amounts)

ASSETS
Real estate properties:
Land	$30,673	$22,768
Buildings and improvements	455,606	339,214
Less: Accumulated depreciation	(44,596)	(23,664)

Total operating real estate properties, net	441,683	338,318
Construction in progress	13,380	12,854

Total real estate properties, net	455,063	351,172
Cash and cash equivalents	3,555	1,029
Restricted cash	1,803	982
Investment in capital lease	5,888	6,193
Acquired above market leases, net of accumulated amortization of $516 in 2007 and $290 in 2006	1,033	966
Acquired in place lease value and deferred leasing costs, net of accumulated amortization of $17,739 in 2007 and $11,184 in 2006	20,358	18,205
Acquired ground leases, net of accumulated amortization of $217 in 2007 and $146 in 2006	3,021	3,092
Deferred financing costs, net of accumulated amortization of $689 in 2007 and $342 in 2006	1,570	1,018
Goodwill	5,335	5,326
Other assets	8,611	5,075

Total assets	$506,237	$393,058

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable under line of credit	$79,200	$77,487
Mortgage loans	237,504	184,544
Accounts payable and other liabilities	17,744	9,851
Accrued dividends and distributions	5,757	4,404
Acquired below market leases, net of accumulated amortization of $2,327 in 2007 and $1,384 in 2006	3,776	3,096

Total liabilities	343,981	279,382
Commitments and contingencies
Minority interests in real estate partnerships	2,434	157
Minority interests in operating partnership	44,787	53,844
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000 shares authorized, none issued or outstanding	—	—
Common Stock; $0.01 par value; 200,000 shares authorized, 11,948 and 8,000 shares issued and outstanding in 2007 and 2006, respectively	119	80
Additional paid-in capital	166,901	87,224
Accumulated other comprehensive income (loss)	(1,234)	73
Accumulated deficit	(50,751)	(27,702)

Total stockholders’ equity	115,035	59,675

Total liabilities and stockholders’ equity	$506,237	$393,058

See notes to consolidated and combined financial statements.

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Company			Predecessor
	For the Year Ended	For the Year Ended	November 1, 2005 -	January 1, 2005 -
	December 31, 2007	December 31, 2006	December 31, 2005	October 31, 2005
	(In thousands, except per share amounts)

Revenues:
Rental	$62,908	$52,614	$7,006	$14,078
Rental — related party	—	—	—	21,716
Management fee revenue	2,137	1,304	136	770
Expense reimbursements	1,365	773	94	565
Development fee revenue	290	158	85	680
Interest and other income	1,194	928	127	879

Total revenues	67,894	55,777	7,448	38,688
Expenses:
Property operating and management	25,704	19,848	2,583	13,058
General and administrative	7,482	6,368	7,791	5,129
Depreciation	20,912	20,177	2,713	8,386
Amortization	6,846	10,096	1,412	58
Interest	15,964	14,199	1,500	8,222
Prepayment penalty on early extinguishment of debt	—	37	103	—

Total expenses	76,908	70,725	16,102	34,853

Income (loss) from continuing operations before equity in earnings (loss) of unconsolidated real estate partnerships, gain from sale of real estate partnership interests, minority interest in real estate partnerships, minority interests in operating partnership, and discontinued operations	(9,014)	(14,948)	(8,654)	3,835
Equity in earnings (loss) of unconsolidated real estate partnerships	20	4	3	(47)
Gain from sale of real estate partnership interests	—	484	—	—
Minority interests in real estate partnerships	(85)	(121)	—	—
Minority interests in operating partnership	2,738	5,208	3,054	—

Income (loss) from continuing operations	(6,341)	(9,373)	(5,597)	3,788
Discontinued operations:
Income (loss) from discontinued operations	—	(9)	(4)	36
Gain from sale of real estate property	—	435	—	—
Minority interests in operating partnership	—	(150)	1	—

Total discontinued operations	—	276	(3)	36

Net income (loss)	$(6,341)	$(9,097)	$(5,600)	$3,824

Per share data — basic and diluted
Loss from continuing operations	$(0.57)	$(1.17)	$(0.70)
Income from discontinued operations	—	0.03	—

Net loss	$(0.57)	$(1.14)	$(0.70)

Weighted average common shares — basic and diluted	11,056	7,975	7,972

See notes to consolidated and combined financial statements.

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ AND
OWNERS’ EQUITY (DEFICIT)

				Unamortized	Accumulated
	Number of		Additional	Restricted	Other		Predecessor’s
	Common	Common	Paid-in	Stock	Comprehensive	Accumulated	Owners’
	Shares	Stock	Capital	Compensation	Income	Deficit	Deficit	Total
	(In thousands)

Balance at December 31, 2004	—	—	—	—	—	—	(46,427)	(46,427)
Contributions	—	—	—	—	—	—	320	320
Distributions	—	—	—	—	—	—	(9,250)	(9,250)
Net income	—	—	—	—	—	—	3,824	3,824

Balance at October 31, 2005	—	$—	$—	$—	$—	$—	$(51,533)	$(51,533)

The Company
Issuance of common stock, net of costs and adjusted for EITF 94-2 historical cost basis	7,942	$79	$85,516	$—	$—	$—	$—	$85,595
Net loss	—	—	—	—	—	(5,600)	—	(5,600)
Grants of restricted stock	58	1	638	(639)	—	—	—	—
Restricted stock vested at Offering	—	—	—	327	—	—	—	327
Amortization of restricted stock grants	—	—	—	13	—	—	—	13
Dividends to common stockholders	—	—	—	—	—	(1,867)	—	(1,867)

Balance at December 31, 2005	8,000	80	86,154	(299)	—	(7,467)	—	78,648
Comprehensive loss:
Net loss	—	—	—	—	—	(9,097)	—	(9,097)
Unrealized gain on interest rate swaps	—	—	—	—	73	—	—	73

Comprehensive loss								(9,024)
Amortization of restricted stock grants	—	—	88	—	—	—	—	88
Dividends to common stockholders	—	—	—	—	—	(11,197)	—	(11,197)
Transfer of unamortized restricted stock compensation to additional paid-in capital	—	—	(299)	299	—	—	—	—
Cumulative effect adjustment associated with the implementation of EITF 04-5	—	—	(785)	—	—	59	—	(726)
Adjustment to record change of interest in the operating partnership due to the issuance of operating partnership units in excess of book value	—	—	2,066	—	—	—	—	2,066

Balance at December 31, 2006	8,000	$80	$87,224	$—	$73	$(27,702)	$—	$59,675
Comprehensive loss:
Net loss	—	—	—	—	—	(6,341)	—	(6,341)
Unrealized loss on interest rate swaps	—	—	—	—	(1,307)	—	—	(1,307)

Comprehensive loss								(7,648)
Issuance of common stock, net of costs	3,950	39	78,425	—	—	—	—	78,464
Conversion of operating partnership units to common stock	—	—	6	—	—	—	—	6
Vesting of restricted stock grants	—	—	20	—	—	—	—	20
Amortization of restricted stock grants	—	—	69	—	—	—	—	69
Forfeiture of restricted stock grants	(2)	—	—	—	—	—	—	—
Dividends to common stockholders	—	—	—	—	—	(16,708)	—	(16,708)
Adjustment to record change of interest in the operating partnership due to the issuance of operating partnership units in excess of book value	—	—	1,157	—	—	—	—	1,157

Balance at December 31, 2007	11,948	$119	$166,901	$—	$(1,234)	$(50,751)	$—	$115,035

See notes to consolidated and combined financial statements.

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Company			Predecessor
	For the Year Ended	For the Year Ended	November 1, 2005 -	January 1, 2005 -
	December 31,2007	December 31, 2006	December 31,2005	October 31, 2005
	(In thousands)

Operating activities:
Net loss	$(6,341)	$(9,097)	$(5,600)	$3,824
Adjustments to reconcile net loss to cash provided by operating activities:
Minority interests	(2,653)	(4,937)	(3,055)	—
Gain from sale of real estate partnership interests	—	(484)	—	—
Gain from sale of real estate property — discontinued operations	—	(435)	—	—
Depreciation and amortization (including amounts in discontinued operations)	27,758	30,325	4,142	8,480
Amortization of acquired above market leases and acquired below market leases, net (including amounts in discontinued operations)	(723)	(990)	(134)	—
Straight line rental revenue	(445)	(189)	(7)	(603)
Amortization of deferred finance costs and debt premium	271	92	(18)	371
Equity-based compensation	183	88	6,397	—
Equity in loss (earnings) of unconsolidated real estate partnerships	(20)	(4)	(3)	47
Prepayment penalty for early extinguishment of debt	—	37	—	—
Write-off of debt premium upon extinguishment of debt	—	—	(70)	—
Change in fair value of interest rate swap agreements	—	(9)	(14)	(2,436)
Termination of interest rate swap agreements	—	736	—	—
Changes in operating assets and liabilities:
Other assets	(369)	(966)	144	(1,509)
Accounts payable and other liabilities	6,108	1,733	(147)	2,138

Net cash provided by operating activities	23,769	15,900	1,635	10,312
Investing activities:
Cash paid in Formation Transactions, net of cash assumed	—	—	(27,032)	—
Investment in real estate properties and businesses	(112,355)	(104,778)	(2,715)	(6,067)
Purchase of minority interests in operating partnership	(4,340)	(1,414)	—	61
Proceeds from sale of real estate property and capital lease	305	2,215	51	(82)
Proceeds from sale of real estate partnership interests	—	587	—	—
Purchase of corporate equipment	(576)
Distributions received from unconsolidated real estate partnerships	14	6	—	—
Decrease (increase) in restricted cash	(346)	(203)	2,234	149

Net cash used in investing activities	(117,298)	(103,587)	(27,462)	(5,939)
Financing activities:
Proceeds from mortgage notes payable	70,257	43,270	4,550	1,987
Repayments of mortgage notes payable	(33,361)	(8,675)	(71,357)	(4,154)
Proceeds from line of credit	82,400	92,250	19,600	3,198
Repayments to line of credit	(80,687)	(34,363)	(4,711)	—
Prepayment penalty for early extinguishment of debt	—	(37)	—	—
Equity contributions to Predecessor entities	—	—	—	142
Net proceeds from sale of common stock	78,463	—	91,368	—
Dividends and distributions	(21,705)	(12,981)	(2,886)	(7,026)
Equity contributions by partners in consolidated real estate partnerships	1,848	—	—	—
Distributions to minority interests in real estate partnership	(117)	(134)	(222)	—
Payment of deferred financing costs	(1,043)	(398)	(944)	(10)

Net cash provided by (used in) financing activities	96,055	78,932	35,398	(5,863)

Increase (decrease) in cash and cash equivalents	2,526	(8,755)	9,571	(1,490)
Balance at beginning of period	1,029	9,571	—	13,459
Cumulative effect adjustment associated with the implementation of
EITF 04-5	—	213	—	—

Balance at end of period	$3,555	$1,029	$9,571	$11,969

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$15,355	$13,372	$1,672	$10,464

Cash paid for income taxes	$307	$—	$—	$—

Supplemental cash flow information — noncash investing and financing activities:
Acquisitions:
Common stock and limited partnership units issued in connection with the acquisition of real estate properties and businesses, net of EITF 94-2 historical cost basis adjustment	3,583	6,017	55,773	—
Debt assumed with purchase of properties	16,238	5,178	212,393	—
Assumption of accounts payable and accrued expenses and interest rate swap agreements	—	—	5,194	—
Assumption of construction in progress, restricted cash, and other assets	—	—	5,016	—
Contributions receivable	—	—	—	178
Investment in real estate costs contributed by partner in a consolidated real estate partnership	460	—	—	—
Accrued dividends and distributions	5,771	4,404	—	2,348
Negative carrying amount in unconsolidated real estate partnership distributed to owners	—	—	—	124

See notes to consolidated and combined financial statements.

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.	Organization and Ownership

Cogdell Spencer Inc. (the “Company”), incorporated in Maryland in 2005, is a fully-integrated, self-administered, and self-managed real estate investment trust (“REIT”) that invests in specialty office buildings for the medical profession, including medical offices, rehabilitation facilities, ambulatory surgery, and diagnostic centers. The Company focuses on the ownership, development, redevelopment, acquisition, and management of strategically located medical office buildings and other healthcare related facilities in the United States of America.

Cogdell Spencer Inc. Predecessor (the “Predecessor”) was engaged in the business of owning, developing, redeveloping, acquiring and managing medical office buildings and other healthcare related facilities primarily in the southeastern United States. The Predecessor was not a legal entity, but represented a combination of certain real estate entities based on common management. During the period presented in the accompanying combined financial statements of the Predecessor, it had the responsibility for the day-to-day operations of such combined entities. Cogdell Spencer Advisors, Inc. had management agreements with other entities that have not been combined with the Predecessor entities as other partners or members did not contribute their interests as part of the formation transactions discussed below.

On November 1, 2005, concurrent with the consummation of the initial public offering (the “Offering”) of the common stock of the Company, the Company and a newly formed majority-owned limited partnership, Cogdell Spencer LP (the “Operating Partnership”), and its taxable REIT subsidiary, together with the partners and members of the affiliated partnerships and limited liability companies of the Predecessor, engaged in certain formation transactions (the “Formation Transactions”). The Operating Partnership received a contribution of interests in the Predecessor in exchange for units of limited partnership interest in the Operating Partnership, shares of the Company’s common stock, and/or cash. Substantially all of the operations of the Company are carried out through the Operating Partnership. A wholly-owned subsidiary of the Company is acting as sole general partner of the Operating Partnership. The Company and the Operating Partnership had no operations prior to the Offering.

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The Predecessor consisted of Cogdell Spencer Advisors, Inc., and the limited liability companies and partnerships as shown in the following chart:

			Number of
Entity	Property Location	Property Type	Properties

Augusta Medical Partners, LLC	Augusta, GA	Medical Office	4
Baptist Northwest Limited Partnership	Columbia, SC	Medical Office	1
Barclay Downs Associates, LLC/Matthews Land Group, LLC	Charlotte, NC	Corporate Offices	1
Beaufort Medical Plaza, LLC	Beaufort, SC	Medical Office	1
Cabarrus Medical Partners, LLC	Greater Concord, NC	Medical Office	5
Cabarrus POB, LLC	Concord, NC	Medical Office	1
Cogdell Investors (Birkdale), LLC	Huntersville, NC	Wellness, Medical Office	1
Cogdell Investors (Mallard), LLC	Charlotte, NC	Medical Office	1
Cogdell Investors (Birkdale II), LLC	Huntersville, NC	Retail Center	1
Copperfield MOB, LLC	Concord, NC	Medical Office	1
East Jefferson Medical Office Building Limited Partnership	Metairie, LA	Medical Office	1
East Jefferson Medical Specialty Building Limited Partnership	Metairie, LA	Medical Office	1
		Medical Office, Kidney
East Rocky Mount Kidney Center, LLC	Rocky Mount, NC	Dialysis	1
Franciscan Development Company, LLC	Ashland, KY	Medical Office, Surgery	1
Gaston MOB, LLC	Gastonia, NC	Medical Office	1
HMOB Associates Limited Partnership	Columbia, SC	Medical Office	1
Medical Arts Center of Orangeburg General Partnership	Orangeburg, SC	Medical Office	1
Medical Investors, LLC, Medical Investors I, LLC, Medical Investors III, LLC	Charlotte, NC and Charleston, SC	Medical Office	5
Medical Park Three Limited Partnership	Columbia, SC	Medical Office	1
Mulberry Medical Park Limited Partnership	Lenoir, NC	Medical Office	1
Providence Medical Office Building, LLC	Columbia, SC	Medical Office	3
River Hills Medical Associates, LLC	Little River, SC	Medical Office	1
Rocky Mount Kidney Center Limited		Medical Office, Kidney
Partnership	Rocky Mount, NC	Dialysis	1
Rocky Mount MOB, LLC	Rocky Mount, NC	Medical Office	1
Rocky Mount Medical Park Limited Partnership	Rocky Mount, NC	Medical Office	1
Roper MOB, LLC	Charleston, SC	Medical Office	1
Rowan OSC Investors, LLC	Salisbury, NC	Surgery Center	1
St. Francis Community MOB, LLC	Greenville, SC	Medical Office	2
St. Francis Medical Plaza, LLC	Greenville, SC	Medical Office	2
West Medical Office I, LLC	Charleston, SC	Medical Office	1

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies

Basis of Presentation

The Company evaluates all partnership interests or other variable interests to determine if the that interest’s assets, liabilities, noncontrolling interests and results of activities should be included in the consolidated financial statements in accordance with Financial Accounting Standards Board Interpretation (“FASB”) No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), Emerging Issues Task Force (“EITF”) 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” and Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”

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

Use of Estimates in Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions are used by management in determining the useful lives of real estate properties and improvements and the initial valuations and underlying allocations of purchase price in connection with real estate property acquisitions. Actual results may differ from those estimates.

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

Rental income related to non-cancelable operating leases is recognized as earned over the term, which is the period from the date the lessee has access and control over the leased space to the lease termination date, of the lease agreements on a straight-line basis. Rental income recognized on a straight-line basis for certain lease agreements results in recognized revenue exceeding or less than amounts contractually due from tenants. These leases generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes. At times the Company will receive cash payments at the inception of the lease for tenant improvements and these amounts are amortized into rental revenue over the life of the lease. These amounts are included in “Accounts payable and other liabilities” in the consolidated balance sheets. The Company monitors the creditworthiness of its tenants on a regular basis and maintains an allowance for doubtful accounts. Such amount is immaterial to the financial statements.

The Company recognizes sales of real estate properties upon closing and meeting the criteria for a sale under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”). Payments received from purchasers prior to closing are recorded as deposits. Profit on real estate sold is recognized using the full accrual method upon closing when the collectibility of the sales price is reasonably assured and the Company is not obligated to perform significant

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

activities after the sale. This includes the buyer’s initial and continuing investments being adequate to demonstrate a commitment to pay for the property and the Company not having substantial continuing involvement whereby the usual risks and rewards of ownership would not be transferred to the buyer. Profit may be deferred in whole or part until the sales meet the requirements of profit recognition on sales of real estate under SFAS 66.

The Company receives fees for property management and development and consulting services provided from time to time to third parties which are reflected as management fee revenue and development fee revenue. Management fees are generally based on a percentage of revenues for the month as defined in the related property management agreements. Development and advisory fees are recorded based on a percentage of completion method using management’s best estimate of time and costs to complete projects. There are no significant over-billed or under-billed amounts and changes in estimates during the three years ended December 31, 2007 have not been material. Other income on the Company’s statement of operations generally includes income incidental to the operations of the Company and is recognized when earned. Interest income includes the amortization of unearned income related to a sales-type capital lease.

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

Income Taxes

The Company elected to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement that 90% of ordinary taxable income be distributed. As a REIT, the Company will generally not be subject to federal income tax to the extent that it meets the organization and operational requirements and distributions equal or exceed taxable income. For the year ended December 31, 2007, the Company met the organization and operational requirements and distributions exceeded net taxable income. Accordingly, no provision has been made for federal and state income taxes.

Cogdell Spencer Advisors, LLC (“CSA, LLC”), wholly-owned by the Operating Partnership, has elected to be a Taxable REIT Subsidiary. Consera Healthcare Real Estate, LLC (“Consera”) was acquired in September 2006 and is a wholly-owned subsidiary of the Operating Partnership. Consera has also elected to be a Taxable REIT Subsidiary. As Taxable REIT Subsidiaries, the operations of CSA, LLC and Consera are generally subject to corporate income taxes. At December 31, 2007, Consera had a deferred tax liability of $0.2 million. The taxable income and deferred taxes, except as previously mentioned, of CSA, LLC and Consera are immaterial to the financial statements and tax expense is included in general administrative expenses.

During 2007, the Company paid four quarterly dividends of $0.35 per share, totaling $1.40 per share for the year. These quarterly dividends were paid in January, April, July, and October 2007. The dividends of $1.40 per share are classified for income tax purposes as 24.3% taxable ordinary dividend and 75.7% return of capital. No portion of the dividends constitute “qualified dividends” eligible for the reduced rates on dividends pursuant to the Jobs and Growth Tax Relief Reconciliation Act of 2003.

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

Acquisitions of properties and Operating Partnership minority interests are accounted for utilizing the purchase method in accordance with SFAS No. 141, “Business Combinations,” and accordingly the purchase cost is allocated to tangible and intangible assets and liabilities based on their relative fair values. The fair value of tangible assets acquired is determined by valuing the property as if it were vacant, applying methods similar to those used by independent appraisers of income-producing property. The resulting value is then allocated to land, buildings and improvements, and tenant improvements based on management’s determination of the relative fair value of these assets. The assumptions used in the allocation of fair values to assets acquired are based on management’s best estimates at the time of evaluation.

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

Capitalization of Interest

The Company capitalizes interest costs on borrowings incurred during the construction of qualifying assets. Capitalized interest is added to the cost of the underlying assets and is depreciated over the useful lives of the assets. For the years ended December 31, 2007, 2006, and 2005, the Company capitalized interest of approximately $0.9 million, $0.3 million, and $24,000, respectively, in connection with various development projects.

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

Goodwill

The Company accounts for Goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount, including goodwill, exceeds the reporting unit’s fair value and the implied fair value of goodwill is less than the carrying amount of that goodwill.

Guarantees

The Company records a liability using expected present value measurement techniques for guarantees entered into or modified subsequent to December 31, 2003 in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).

Fair Value of Financial Instruments

The Company follows SFAS No. 107, “Disclosures about the Fair Value of Financial Instruments” which requires the disclosure of the fair value of financial instruments for which it is practicable to estimate. The Company does not hold or issue financial instruments for trading purposes. The Company considers the carrying amounts of cash and cash equivalents, restricted cash, tenant receivables, interest rate swap agreements, accounts payable and accrued expenses to approximate fair value due to the short maturity of these instruments. The Company has estimated the fair value of the mortgages and notes payable utilizing present value techniques. At December 31, 2007, the carrying amount and estimated fair value of the mortgages and notes payable was $316.7 million and $316.0 million, respectively. At December 31, 2006, the carrying amount and estimated fair value of the mortgages and notes payable was $262.0 million and $262.3 million, respectively.

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

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken in an income tax return. For those benefits recognized, a tax position must be more-likely-than-not to be sustained based solely upon the technical merits of the position. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that, on a cumulative basis, is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming that the taxing authority has full knowledge of the position and all relevant facts. The Company implemented FIN 48 effective January 1, 2007. The adoption of FIN 48 did not result in an adjustment to the Company’s financial statements. As of December 31, 2007, the Company has no unrecognized tax benefits and the Company’s 2005 and 2006 federal and state tax returns are open years for examination.

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

In December 2007, the FASB issued FAS 141(R), “Business Combinations — a replacement of FASB Statement No. 141”, which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. The Company is still assessing the potential impact of adoption.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51” (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

earnings. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently evaluating the impact of the adoption of this new standard on its financial statements.

3.  Minimum Future Rental Revenues

The Company’s properties are generally leased to tenants under non-cancelable, fixed-term operating leases with expirations through 2026. Some leases provide for fixed rent renewal terms or market rent renewal terms. The Company’s leases generally require the lessee to pay minimum rent, additional rent based upon increases in the Consumer Price Index and all taxes (including property tax), insurance, maintenance and other operating costs associated with the leased property.

Future minimum lease payments by tenants under the non-cancelable operating leases as of December 31, 2007 were as follows (in thousands):

For the year ending:
2008	$63,283
2009	56,378
2010	46,684
2011	39,258
2012	28,384
Thereafter	94,378

$328,365

The Company has one building leased to a tenant under a capital lease that began in 1987 and expires in 2017. The tenant is the owner of the land on which the building sits and has leased the land to the Company for the same term with a bargain renewal option through 2027 that the Company intends to exercise. Upon renewal of the ground lease, the building lease automatically extends for the same 10 year extension period. The components of the “Investment in capital lease” are as follows (in thousands):

	December 31,	December 31,
	2007	2006

Total minimum lease payments	$13,422	$14,187
Less: Unearned income	(7,534)	(7,994)

Investment in capital lease	$5,888	$6,193

Total minimum lease payments receivable on the capital lease as of December 31, 2007, exclusive of the operating expense reimbursement payments, are as follows (in thousands):

For the year ending:
2008	$772
2009	778
2010	783
2011	790
2012	796
Thereafter	9,503

$13,422

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

4.	Acquisitions and Dispositions

In June 2007, the Company acquired Central New York Medical Center in Syracuse, New York. The six-story, 111,634 square foot facility is located on the campus of the Crouse Hospital and includes a 469-space parking garage. The property was acquired for $36.2 million, inclusive of transaction costs. The consideration consisted of cash and the issuance of 181,133 Operating Partnership units.

In August 2007, the Company acquired Summit Professional Plaza I and II in Brunswick, Georgia, for approximately $24.3 million in cash, inclusive of transaction costs. The two-building complex totals 97,272 net rentable square feet.

In December 2007, the Company acquired Healthpark Medical Office Building in Chattanooga, Tennessee and Peerless Medical Center in Cleveland, Tennessee for approximately $28.4 million, inclusive of transaction costs. The two buildings total 92,657 square feet. The acquisition was funded through a combination of cash and the assumption of approximately $16.2 million of existing debt with a blended interest rate of 5.68%.

The following table is an allocation of the purchase price of the acquisitions during the year ended December 31, 2007 (in thousands):

Land	$7,799
Building and improvements	73,277
Acquired in place lease value and deferred leasing costs	8,629
Acquired above market leases	290
Restricted cash — mortgage lender escrow for capital improvements	475
Acquired below market leases	(1,613)

Total purchase price allocated	$88,857

In February 2006, the Company acquired Methodist Professional Center One for $39.9 million inclusive of credits from the seller in the amount of $0.5 million related to potential future capital improvements, reducing the initial purchase price to $39.4 million. The property has 171,114 square feet of medical office space, inclusive of a 24,080 square foot sublease in Methodist Professional Center II. The property was 94.7% leased at the time of purchase, and an adjacent 951-space parking deck.

In March 2006, the Company acquired Hanover Medical Office Building One and the 1808/1818 Verdugo Boulevard properties. The combined portfolio purchase price was $36.1 million, inclusive of $0.8 million in credits from the seller relating to potential future capital improvements, reducing the initial purchase price to $35.3 million. The properties have 163,403 square feet of medical office space and were 98.5% leased on the date of acquisition.

In August 2006, the Company acquired Mary Black Westside MOB for $5.2 million. The Company received credits from the seller of $0.8 million related to potential future capital improvements, which reduced the initial purchase price to $4.4 million. The building has 37,455 square feet of medical office space and was 100.0% leased on the date of acquisition.

In September 2006, the Company acquired Parkridge MOB for $19.1 million. The Company received credits from the seller of $1.5 million related to potential future capital improvements, which reduced the initial purchase price to $17.6 million. The property has 89,451 square feet of medical office space.

In September 2006, the Company acquired Consera Healthcare Real Estate, LLC, a medical office building management company based in Columbia, SC. Consera managed 39 properties containing 1.6 million square feet in South Carolina, Kentucky, Virginia and Florida.

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

The following summary of selected unaudited pro forma results of operations presents information as if the 2006 and 2007 property and business acquisitions had occurred at the beginning of each period presented. The unaudited pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future (in thousands, except per share amounts):

	Company	Company
	For the Year Ended	For the Year Ended
	December 31, 2007	December 31, 2006

Total revenues	$73,450	$74,904
Net loss	$(6,638)	$(9,414)
Per share information:
Loss per share — basic and diluted	$(0.60)	$(1.18)

Amortization expense related to lease intangibles for the years ended December 31, 2007, 2006, and 2005 was $6.8 million, $10.1 million, and $1.5 million, respectively. The Company expects to recognize amortization expense from existing lease intangible assets of $4.8 million, $3.4 million, $2.2 million, $1.6 million, and $1.1 million for the years ended December 31, 2008, 2009, 2010, 2011, and 2012, respectively. Goodwill is not amortized and is associated with the Real Estate Services segment.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” net income and gain on disposition of real estate properties are reflected in the consolidated statements of operations as

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

“discontinued operations” for all periods presented. Below is a summary of discontinued operations for the property sold during 2006 (in thousands):

		Company/
	Company	Predecessor
	Year Ended December 31,
	2006	2005

Revenues:
Rental	$129	$230

Total revenues	129	230
Expenses:
Property operating expenses	44	79
General and administrative	—	1
Depreciation and amortization	51	53
Interest expense	43	65

Total expenses	138	198
Income (loss) from discontinued operations before gain from sale of real estate property and minority interests in operating partnership	(9)	32
Gain from sale of real estate property	435	—

Income from discontinued operations before minority interests in operating partnership	426	32
Minority interests in operating partnership	(150)	1

Total discontinued operations	$276	$33

There were no properties being actively marketed for sale as of December 31, 2007.

5.	Investments in Real Estate Partnerships

As of December 31, 2007, the Company had an ownership interest in six limited liability companies or limited partnerships.

The following is a description of the unconsolidated entities:

•	McLeod Medical Partners, LLC, a South Carolina limited liability company, founded in 1982, 1.1% owned by the Company, and owns three medical office buildings;

•	Shannon Health/MOB Limited Partnership No. 1, a Delaware limited partnership, founded in 2001, 2.0% owned by the Company, and owns ten medical office buildings; and

•	BSB Health/MOB Limited Partnership No. 2, a Delaware limited partnership, founded in 2002, 2.0% owned by the Company, and owns nine medical office buildings.

The following is a description of the consolidated entities:

•	Rocky Mount MOB, LLC, a North Carolina limited liability company, founded in 2002, 34.5% owned by the Company, and owns one medical office building;

•	Cogdell General Health Campus MOB, LP, a Pennsylvania limited partnership, founded in 2006, 80.9% owned by the Company, and owns one medical office building; and

•	Mebane Medical Investors, LLC, a North Carolina limited liability company, founded in 2006, 49.0% owned by the Company, and currently has one medical office building under construction.

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

The Company’s unconsolidated entities are accounted for under the equity method of accounting based on the Company’s ability to exercise significant influence. The following is a summary of financial information for the limited liability companies and limited partnerships for the periods indicated. The summary of financial information set forth below reflects the financial position and operations of the unconsolidated real estate partnerships in their entirety, not just the Company’s interest in the entities (in thousands):

	December 31, 2007	December 31, 2006

Financial position:
Total assets	$57,406	$58,267
Total liabilities	50,725	51,441
Members’ equity	6,681	6,826

	For the Year Ended	For the Year Ended	November 1, 2005 -
	December 31, 2007	December 31, 2006	December 31, 2005

Results of operations:
Total revenues	$12,230	$11,270	$1,070
Operating and general and administrative expenses	5,566	5,012	375
Net income	788	804	44

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

January 1, 2005 -
October 31, 2005

Results of operations:
Total revenues	$5,126
Operating and general and administrative expenses	2,527
Net income	466

During 2006, the Company acquired the remaining 95% interest in Mary Black Westside that it did not previously own and began to consolidate the entity. The Company sold its interest in Mary Black MOB Limited Partnership and Mary Black MOB II Limited Partnership. Prior to the disposal the Company owned 9.6% of Mary Black MOB Limited Partnership and 1.0% of Mary Black MOB II Limited Partnership. The Company recorded a gain of $0.3 million on the sale of these interests. Also during 2006, the Company sold its interest in Cabarrus Land Company, LLC. Prior to the sale, the Company owned 5.0%. The Company recorded a gain of $0.2 million on the sale of this interest. All of these investments were previously accounted for under the equity method of accounting.

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

6.	Mortgages, Notes Payable and Guarantees

Secured Debt

Mortgages and notes payable consist of the following (dollars in thousands):

				Interest
	Outstanding at	Outstanding at	Stated	Rate at
	December 31,	December 31,	Interest	December 31,		Maturity
	2007	2006	Rate %	2007		Date	Amortization

Fixed rate secured mortgage loans —
wholly-owned properties
Baptist Northwest Medical Park	$2,245	$2,297	8.25	8.25%		2/1/2011	25 years
Barclay Downs Associates, LLC	4,550	4,550	6.50	6.50		11/15/2012	Interest only
Beaufort Medical Plaza, LLC	5,023	5,152	LIBOR + 0.95	5.96	(1)	8/18/2008	25 years
Cogdell Investors (Birkdale), LLC	7,490	7,623	6.75	6.75		10/1/2008	25 years
Central New York Medical Center	24,500	—	6.22	6.22		7/1/2017	Interest only
East Jefferson Medical Office Building LP	9,394	9,589	6.01	6.01		8/10/2014	25 years
Gaston MOB, LLC	—	16,566	LIBOR + 1.25	—		11/22/2007	25 years
Hanover MOB, LLC	4,952	5,088	6.00	6.00		11/1/2009	25 years
Healthpark Medical Office Building	8,700	—	5.35	5.35		1/1/2010	Interest only
HMOB Associates Limited Partnership	5,540	5,743	5.93	5.93		11/1/2013	20 years
Indianapolis MOB, LLC	30,000	30,000	LIBOR + 1.30	6.25	(1)	10/31/2009	Interest only
Medical Arts Center of Orangeburg, GP	2,536	2,628	6.95	6.95		6/18/2008	20 years
Medical Investors I, LLC	8,632	8,803	LIBOR + 1.85	7.00	(1)	3/10/2008	25 years
Mulberry Medical Park LP	1,050	1,101	6.49	6.49		4/15/2010	20 years
Parkridge MOB, LLC	13,500	13,270	5.68	5.68		6/1/2017	Interest only(5)
Peerless Medical Center	7,538	—	6.06	6.06		9/1/2016	30 years
Providence Medical Office Building, LLC	8,802	9,019	6.12	6.12		1/12/2013	25 years
River Hills Medical Associates, LLC	2,973	3,069	LIBOR + 2.00	6.97	(1)	11/30/2008	22 years
Rocky Mount Kidney Center LP	1,071	1,107	6.25	6.25		1/21/2009	20 years
Rocky Mount Medical Park LP	7,710	7,953	Prime	7.25	(2)	12/15/2010	25 years
Roper MOB, LLC	9,534	9,860	LIBOR + 1.50	6.45	(1)	7/10/2009	18 years
Rowan OSC Investors, LLC	3,401	3,477	6.00	6.00		7/6/2014	25 years
St. Francis Community MOB, LLC	7,144	7,280	LIBOR + 1.40	6.51	(1)	6/15/2008	Interest only
St. Francis Medical Plaza, LLC	7,673	8,444	LIBOR + 1.55	6.66	(1)	6/15/2008	Interest only
Summit Professional Plaza I and II	15,925	—	6.18	6.18		9/1/2017	Interest only
Three Medical Park	8,073	8,243	5.55	5.55		3/25/2014	25 years

Total / weighted average fixed rate secured mortgages	207,956	170,862		6.26
Variable rate secured mortgage loans — wholly-owned properties
Cabarrus Medical Partners, LLC	8,726	8,935	LIBOR + 1.50	6.10	(3)	12/15/2014	25 years

Total / weighted average variable rate secured mortgages	8,726	8,935		6.10

Credit Facility	49,200	77,487	LIBOR + 1.30	5.90	(4)	10/31/2008
	30,000	—	LIBOR + 1.30	6.36	(1)(4)	10/31/2008

	79,200	77,487		6.07
Consolidated real estate partnerships
Cogdell Health Campus MOB, LP (construction loan)	8,833	—	LIBOR + 1.05	5.65	(6)
Mebane Medical Investors, LLC (construction loan)	7,499	—	LIBOR + 1.30	5.90		5/1/2010	Interest only(7)
Rocky Mount MOB, LLC	4,161	4,245	6.75	6.75		3/21/2008	25 years

Total / weighted average consolidated real estate partnerships	20,493	4,245		5.96

	316,375	261,529
Unamortized premium	329	502

Total / weighted average debt	$316,704	$262,031		6.19%

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(1)	Represents the fixed rate for floating rate loans that have been swapped to fixed.

(2)	Maximum interest of 7.25%; Minimum interest of 4.25%.

(3)	Maximum interest of 8.25%; Minimum interest of 3.25%.

(4)	The interest rate is, at the Company’s election, either (1) LIBOR plus a margin of between 100 to 130 basis points based on the Company’s leverage ratio (5.90% at December 31, 2007) or (2) the higher of the federal rate plus 50 basis points or Bank of America, N.A.’s prime rate (7.75% at December 31, 2007).

(5)	Interest only through June 2012. Principal and interest payments from July 2012 through June 2017.

(6)	Matures five or seven years, at the Company’s option, from the completion of construction.

(7)	Interest only through May 2009. Principal and interest payments from June 2009 through May 2010.

The LIBOR rate was 4.60% and 5.33% at December 31, 2007 and 2006, respectively. The prime rate was 7.25% and 8.25% at December 31, 2007 and 2006, respectively.

The mortgages are collateralized by property and principal and interest payments are generally made monthly. Scheduled maturities of mortgages and notes payable under the line of credit as of December 31, 2007 are as follows (in thousands):

For the year ending:
2008	$127,313
2009	47,246
2010	25,974
2011	3,898
2012	6,699
Thereafter	105,245

$316,375

For additional information, see discussion regarding the Credit Facility in Note 17, “Subsequent Events.”

In March 2007, Cogdell Health Campus MOB, LP, a consolidated real estate partnership, obtained construction financing related to the Lancaster General Health Campus MOB project. The credit facility provides financing up to $11.0 million and will convert to permanent financing during the first quarter of 2008. The interest rate during the construction period is LIBOR plus 1.05% (5.65% as of December 31, 2007). The mortgage note payable will mature five or seven years, at the Company’s option, from the date of occupancy and provides for principal payments based on a 25-year amortization. As of December 31, 2007, there was $8.8 million drawn on the facility.

In May 2007, Mebane Medical Investors, LLC, a consolidated real estate partnership, obtained construction financing related to the Mebane Medical Office Building project. The credit facility provides financing up to $13.0 million with an interest rate equal to LIBOR plus 1.3% (5.90% as of December 31, 2007). The mortgage note payable will mature in May 2010 and provides for interest-only payments through May 2009 and principal payments based on a 30-year amortization from June 2009 through the maturity date in May 2010. This facility has two one-year extension options. As of December 31, 2007, there was $7.5 million drawn on the facility.

Unsecured Debt

The Company, as guarantor, and the Operating Partnership have a $130.0 million Credit Facility (the “Credit Facility”) with a syndicate of financial institutions (including Bank of America, N.A., Citicorp North America, Inc. and Branch Banking & Trust Company) (collectively, the “Lenders”), with Bank of America, N.A., as the administrative agent for the Lenders, and Banc of America Securities LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint book managers. The Credit Facility is available to fund working capital and for other

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

general corporate purposes; to finance acquisition and development activity; and to refinance existing and future indebtedness. The Credit Facility permits the Company to borrow up to $130.0 million of revolving loans, with sub-limits of $25.0 million for swingline loans and $25.0 million for letters of credit.

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

The Credit Facility contains customary terms and conditions for credit facilities of this type, including: (1) limitations on the Company’s ability to (A) incur additional indebtedness, (B) make distributions to the Company’s stockholders, subject to complying with REIT requirements, and (C) make certain investments; (2) maintenance of a pool of unencumbered assets subject to certain minimum valuations thereof; and (3) requirements for us to maintain certain financial coverage ratios. These customary financial coverage ratios and other conditions include a maximum leverage ratio (65%, with flexibility for one two quarter increase to not more than 75%), minimum fixed charge coverage ratio (150%), maximum combined secured indebtedness (50% as of December 31, 2007, 40% thereafter), maximum recourse indebtedness (15%), maximum unsecured indebtedness (60%, with flexibility for one two quarter increase to not more than 75%), minimum unencumbered interest coverage ratio (175%, with the flexibility for one two quarter decrease to 150%) and minimum combined tangible net worth ($30 million plus 85% of net proceeds of equity issuances by the Company and its subsidiaries after November 1, 2005).

As of December 31, 2007, there was $48.9 million available under the Credit Facility. There was $79.2 million outstanding at December 31, 2007 and $1.9 million of availability is restricted related to outstanding letters of credit.

Certain of the Company’s mortgage notes payable and the Company’s Credit Facility require that the Company comply with certain affirmative, negative and financial covenants. The Company was in compliance with the covenants as of December 31, 2007.

Guarantees

The Company guarantees debt in connection with certain of its development activities, including joint ventures. The Company had guaranteed, in the event of a default, the mortgage note payable for one unconsolidated real estate joint venture. During 2007, the unconsolidated real estate joint venture repaid the mortgage note payable. The Company reversed a liability of $0.1 million that had been recorded for the guarantee using expected present value measurement techniques.

7.	Derivative Financial Instruments

Interest rate swap agreements are utilized to reduce exposure to variable interest rates associated with certain mortgage notes payable. These agreements involve an exchange of fixed and floating interest payments without the exchange of the underlying principal amount (the “notional amount”). The interest rate swap agreements are reported at fair value in the consolidated balance sheet within “Other assets” or “Accounts payable and other liabilities” and changes in the fair value are reported in accumulated other comprehensive income (loss) exclusive of ineffectiveness amounts.

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the terms of the agreements and their fair values at December 31, 2007 and December 31, 2006 (dollars in thousands):

	Notional
	Amount as					December 31,		December 31,
	of December 31,			Effective	Expiration	2007		2006
Entity	2007	Receive Rate	Pay Rate	Date	Date	Asset	Liability	Asset	Liability

Beaufort Medical Plaza	$4,923	1 Month LIBOR	5.01%	10/25/2006	7/25/2008	$—	$23	$6	$—
Gaston MOB	—	1 Month LIBOR	5.18%	11/3/2006	11/22/2007	—	—	8	—
Medical Investors I, LLC	—	1 Month LIBOR	5.15%	10/10/2006	12/10/2007	—	—	6	—
River Hills Medical Associates	2,973	1 Month LIBOR	4.97%	10/16/2006	12/15/2008	—	29	4	—
Roper MOB	9,534	1 Month LIBOR	4.95%	10/10/2006	7/10/2009	—	173	12	—
Methodist Professional Center I	30,000	1 Month LIBOR	4.95%	11/6/2006	10/31/2009	—	689	34	—
St. Francis Medical Plaza, LLC	7,673	1 Month LIBOR	5.11%	9/18/2007	6/15/2008	—	27	—	—
St. Francis Community MOB, LLC	7,144	1 Month LIBOR	5.11%	9/18/2007	6/15/2008	—	25	—	—
Cogdell Spencer LP	3,000	1 Month LIBOR	5.06%	8/14/2007	10/31/2008	—	27	—	—
Cogdell Spencer LP	27,000	1 Month LIBOR	5.06%	8/20/2007	10/31/2008	—	242	—	—

						$—	$1,235	$70	$—

8.	Commitments and Contingencies

Construction in Progress

Construction in progress at December 31, 2007 consisted of one development project, Mebane Medical Office Building, for which the Company has leased the land and has begun construction. The following is a summary of the construction in progress balance (dollars in thousands):

		Estimated	Net Rentable
		Completion	Square	Investment	Estimated Total
Property	Location	Date	Feet	to Date	Investment

Mebane Medical Office Building(1)	Mebane, NC	2Q 2008	60,000	$11,830	$16,200
Land and pre-construction developments			—	1,550	—

			60,000	$13,380	$16,200

(1)	Owned by Mebane Medical Investors, LLC, which is a consolidated real estate partnership. The Company had a 49% ownership interest at December 31, 2007.

As of December 31, 2007, the Company has remaining purchase commitments totaling $1.8 million related to this project. The Company has provided $1.4 million of bank letters of credit to one municipality as security for its obligations with two development projects.

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Operating Leases

The Company makes payments under operating lease agreements relating to various equipment leases and ground leases related to many of the Company’s properties. Future minimum lease commitments under these leases are as follows:

For the year ending:
2008	$372
2009	363
2010	288
2011	281
2012	274
Thereafter	7,950

$9,528

Many of the ground leases effectively limit the Company’s control over various aspects of the operation of the applicable building, restrict the Company’s ability to transfer the building and allow the lessor the right of first refusal to purchase the building and improvements. All the ground leases provide for the property to revert to the lessor for no consideration upon the expiration of the ground lease. At December 31, 2007, the Company holds ground leases that are due to expire between the years 2019 and 2062.

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

Pursuant to these agreements, the Company will not sell, transfer or otherwise dispose of any of the properties (each a “protected asset”) or any interest in a protected asset prior to the eighth anniversary of the closing of the Offering unless:

1. a majority-in-interest of the former holders of interests in the predecessor partnerships or contributing entities (or their successors, which may include the Company to the extent any OP units have been redeemed or exchanged) with respect to such protected asset consent to the sale, transfer of other disposition; provided, however, with respect to three of the predecessor entities, Cabarrus POB, LLC, Medical Investors I, LLC and Medical Investors III, LLC, the required consent shall be a majority-in-interest of the beneficial owners of interests in the predecessor entities other than Messrs. Cogdell and Spencer and their affiliates; or

2. the Operating Partnership delivers to each such holder of interests, a cash payment intended to approximate the holder’s tax liability related to the recognition of such holder’s built-in gain resulting from the sale of such protected asset; or

3. the sale, transfer or other disposition would not result in the recognition of any built-in gain by any such holder of interests.

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

Shares and Units

An Operating Partnership unit and a share of the Company’s common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. An Operating Partnership unit may be redeemed for cash, or, at the Company’s option, exchanged for shares of common stock on a one-for-one basis.

Long-term Incentive Plan (“LTIP”) units are a special class of partnership interests in the Operating Partnership. Each LTIP unit awarded will be deemed equivalent to an award of one common share under the 2005 long-term stock incentive plan, reducing the availability for other equity awards on a one-for-one basis. The vesting period for LTIP units, if any, will be determined at the time of issuance. Cash distributions on each LTIP unit, whether vested or not, will be the same as those made on the OP units. Under the terms of the LTIP units, the Operating Partnership will revalue its assets upon the occurrence of certain specified events, and any increase in valuation from the time of grant until such event will be allocated first to the holders of LTIP units to equalize the capital accounts of such holders with the capital accounts of OP unitholders.

Dividends and Distributions

During 2007, the Company paid four quarterly distributions of $0.35 per share or unit, totaling $1.40 per share or unit for the year. These quarterly distributions were paid in January, April, July, and October 2007. Total dividends paid to common stockholders during 2007 were $15.3 million and total distributions paid to OP Unitholders, excluding inter-company distributions, totaled $6.4 million.

On December 17, 2007, the Company announced that the Board of Directors had declared a quarterly distribution of $0.35 per share or unit payable on January 21, 2008 to stockholders and OP Unitholders of record on December 31, 2007. The distribution covers the fourth quarter of 2007 and $5.8 million is included in “Accrued dividends and distributions” in the December 31, 2007 consolidated balance sheet.

During 2006, the Company paid three quarterly distributions of $0.35 per share or unit, totaling $1.05 per share or unit for the year. These quarterly dividends were paid in April, July, and October 2006.

For the period November 1, 2005 through December 31, 2005, the Company paid one dividend of $0.2333 per share on December 27, 2006. The dividend payment totaled $1.9 million.

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

Minority interests in the Operating Partnership at December 31, 2007 and 2006 were $44.7 million and $53.8 million, respectively.

As of December 31, 2007, there were 16,505,373 units of limited partnership in the Operating Partnership outstanding, of which 11,948,245, or 72.4%, were owned by the Company and 4,557,128, or 27.6%, were owned by other partners (including certain directors and senior management).

During 2007, in connection with the acquisition of Central New York Medical Center, the Operating Partnership issued 181,133 OP units with a total value of $2.4 million. The per unit issuance price of $19.78 was based on the preceding 10 day average of the Company’s Common Stock price per share.

During 2007, 210,366 Operating Partnership units were redeemed by unitholders. The Company, through the Operating Partnership, redeemed the units for cash payments totaling $4.3 million. The per unit redemption prices ranged from $17.68 to $22.22, based on the preceding 10 day average of the Company’s Common Stock price per share.

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

Minority interests in real estate partnerships at December 31, 2007 and 2006, relate to Rocky Mount MOB, LLC, Cogdell General Health Campus, LP, and Mebane Medical Investors, LLC.

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

During 2007, the Company issued 2,500 vested LTIP units. The LTIP units were valued at $21.07 per unit and the compensation expense was recognized during 2007.

During 2006, the Company issued 4,000 shares of restricted stock that will vest 25% on January 1, 2007, 2008, 2009, and 2010, respectively. The restricted stock was valued at $20.75 per share and the compensation expense is recognized over the vesting period.

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

During 2005, the Company issued 35,500 shares of restricted stock that vested 20% on November 1, 2005 and will vest 20% on January 1, 2007, 2008, 2009, and 2010, respectively. The restricted stock was valued at $17.00 per share and the compensation expense is recognized over the vesting period. As of December 31, 2007, 6,300 shares of the restricted stock had been forfeited.

No other stock options, dividend equivalents, or stock appreciation rights were issued in 2007, 2006, and 2005. The Company values stock options using an option pricing model in accordance with SFAS 123R.

12.	401(k) Savings Plan

The Company sponsors a 401(k) plan (the “Plan”) covering substantially all of its employees. The Plan provides for the Company to make matching as well as profit-sharing contributions. Profit-sharing contributions are made at the discretion of management and are allocated to participants based on their level of compensation. Profit-sharing contributions were not paid in 2007, 2006 or 2005. The Company and Predecessor matched 100% of the employees’ contributions to the Plan up to a maximum of 4% of compensation in 2007, 2006 or 2005. The 401(k) matching expense for the year ended December 31, 2007, 2006 or 2005 was approximately $0.1 million for each year.

13.	Loss per Share

The following is a summary of the elements used in calculating basic and diluted loss per share (in thousands, except per share amount):

	For the Year Ended	For the Year Ended	November 1, 2005 -
	December 31, 2007	December 31, 2006	December 31, 2005

Loss from continuing operations	$(6,341)	$(9,373)	$(5,597)
Income (loss) from discontinued operations	—	276	(3)

Net loss	$(6,341)	$(9,097)	$(5,600)

Per share data — basic and diluted:
Loss from continuing operations	$(0.57)	$(1.17)	$(0.70)
Income (loss) from discontinued operations	—	0.03	(0.00)

Net loss	$(0.57)	$(1.14)	$(0.70)

Weighted average shares outstanding — basic and diluted	11,056	7,975	7,972

There were 11,799 shares, 20,700 shares, and 28,400 shares of unvested restricted stock outstanding at December 31, 2007, 2006, and 2005, respectively, that were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

14.	Related Party Transactions

The Fork Farm, a working farm owned by the Company’s Chairman and the Predecessor’s founder, periodically hosts events on behalf of the Company and the Predecessor. Charges of approximately $20,000, $25,000, and $32,000 for years ending December 31, 2007, 2006, and 2005, respectively, are reflected in “general and administrative” expenses in the consolidated and the combined statement of operations.

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The Predecessor provided certain payroll, employee benefit and other administrative services for The Fork Farm. These services were fully reimbursed by The Fork Farm to the Predecessor at the Predecessor’s cost, which was approximately $0.1 million annually.

Certain partners, including hospitals which may be lessors under air rights or ground leases, and members of the affiliated partnerships and limited liability companies of the Predecessor are also tenants in the properties in which they have an ownership. Total rental revenues related to these partners and members is reflected as “Rental — related party” revenue in the accompanying combined statements of operations. Subsequent to the Formation Transactions, Operating Partnership Unitholders or common stockholders of the Company who are also tenants do not qualify as related parties.

Effective January 2005, Copperfield MOB, LLC, as the lessor, has a master lease agreement with Cabarrus Land Company, LLC, an entity in which the Company and the Predecessor owned a 5% interest. The master lease provides for a rental payment based on the unleased square footage in the building and expires in 2009. The maximum annual rental payment from the lessee related to the unleased square footage was $0.4 million. For the year ended December 31, 2005, rental revenue related to this lease was $0.4 million. During 2006, the Company sold its interest in Cabarrus Land Company, LLC. During the period of common ownership, rental revenue related to this lease was $0.2 million.

15.	Segment Reporting

The Company defines business segments by their distinct customer base and service provided based on the financial information used by our chief operating decision maker to make resource allocation decisions and assess performance. There are two identified reportable segments: (1) property operations and (2) real estate services. Management evaluates each segment’s performance based on net operating income, which is defined as income before corporate general and administrative expenses, depreciation, amortization, interest expense, loss on early extinguishment of debt, gain on sale of real estate partnership interests, equity in earnings (loss) of unconsolidated real estate partnerships, and minority interests. Intersegment revenues and expenses are reflected at the contractually stipulated amounts and eliminated in consolidation or combination. The following table represents the segment information for the years ended December 31, 2007, 2006, and 2005 (in thousands):

	Company			Predecessor
	For the Year Ended	For the Year Ended	November 1, 2005 -	January 1, 2005 -
	December 31, 2007	December 31, 2006	December 31, 2005	October 31, 2005

Property operations:
Rental revenues	$62,908	$52,614	$7,006	$35,794
Interest and other income	666	667	125	878
Intersegment revenues	380	335	49	—
Property operating expenses	(18,896)	(15,054)	(2,206)	(11,122)
Intersegment expenses	(4,159)	(3,506)	(642)	(2,778)

Net operating income	$40,899	$35,056	$4,332	$22,772

Total segment assets, end of period	$498,405	$385,901	$301,792

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	Company			Predecessor
	For the Year Ended	For the Year Ended	November 1, 2005 -	January 1, 2005 -
	December 31, 2007	December 31, 2006	December 31, 2005	October 31, 2005

Real estate services:
Fee revenue	$2,427	$1,437	$221	$1,450
Expense reimbursements	1,365	773	94	565
Interest and other income	528	286	2	1
Intersegment revenues	4,159	3,506	642	2,778
Real estate operating expenses	(7,403)	(5,184)	(3,974)	(3,893)
Intersegment expenses	(380)	(335)	(49)	—

Net operating income	$696	$483	$(3,064)	$901

Total segment assets, end of period	$7,832	$7,157	$6,690

Reconciliations:
Total segment revenues	$72,433	$59,618	$8,139	$41,466
Elimination of intersegment revenues	(4,539)	(3,841)	(691)	(2,778)

Total revenues	$67,894	$55,777	$7,448	$38,688

Total segment net operating income	$41,595	$35,539	$1,268	$23,673
Corporate general and administrative expenses	(6,887)	(5,978)	(4,194)	(3,172)
Depreciation and amortization expense	(27,758)	(30,273)	(4,125)	(8,444)
Interest expense	(15,964)	(14,199)	(1,500)	(8,222)
Prepayment penalty on early extinguishment of debt	—	(37)	(103)	—
Equity in earnings (loss) of unconsolidated real estate partnerships	20	4	3	(47)
Gain from sale of real estate partnership interests	—	484	—	—
Minority interests	2,653	5,087	3,054	—
Total discontinued operations	—	276	(3)	36

Net loss	$(6,341)	$(9,097)	$(5,600)	$3,824

Total assets, end of period	$506,237	$393,058	$308,482

Certain prior year amounts have been recast to conform to management’s revised methodology of evaluating business segments.

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

16.	Quarterly Financial Information (unaudited)

The tables below reflect the Company’s selected quarterly information for the Company for the years ended December 31, 2007 and 2006 (in thousands, except per share amounts).

	Three Months Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007

Total revenue	$18,865	$17,481	$15,650	$15,898

Loss from continuing operations	$(1,335)	$(1,602)	$(1,491)	$(1,913)
Total discontinued operations	—	—	—	—

Net loss	$(1,335)	$(1,602)	$(1,491)	$(1,913)

Per share — basic and diluted:
Loss from continuing operations	$(0.11)	$(0.13)	$(0.12)	$(0.23)
Total discontinued operations	—	—	—	—

Net loss	$(0.11)	$(0.13)	$(0.12)	$(0.23)

Weighted average shares — basic and diluted	11,935	11,934	11,931	8,334

	Three Months Ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006

Total revenue	$15,295	$13,892	$13,978	$12,612

Loss from continuing operations	$(3,067)	$(2,622)	$(2,161)	$(1,523)
Total discontinued operations	—	283	(5)	(2)

Net loss	$(3,067)	$(2,339)	$(2,166)	$(1,525)

Per share — basic and diluted:
Loss from continuing operations	$(0.38)	$(0.33)	$(0.27)	$(0.19)
Total discontinued operations	—	0.04	(0.00)	(0.00)

Net loss	$(0.38)	$(0.29)	$(0.27)	$(0.19)

Weighted average shares — basic and diluted	7,977	7,976	7,975	7,973

17.	Subsequent Events

Private Offering

Pursuant to a Purchase Agreement, dated January 23, 2008 (the “Purchase Agreement”), among the Company, the Operating Partnership and KeyBanc Capital Markets Inc. (the “Initial Purchaser”), the Company sold 3,448,278 shares of the Company’s common stock, par value $.01 per share (the “Securities”), to the Initial Purchaser in a private offering (the “Private Offering”). The Initial Purchaser purchased the Securities with a view to the private resale of the Securities to certain institutional investors at a price of $15.95 per share.

The Company received net proceeds of approximately $53.5 million from the private offering. The Company used the net proceeds from the private offering to reduce borrowings under its Credit Facility.

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

In connection with the Private Offering, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with KeyBanc Capital Markets Inc. on behalf of the holders of the Securities named therein pursuant to which the Company agreed to prepare and file with the Securities and Exchange Commission (the “Commission”) a shelf registration statement providing for the resale of the Securities and to cause such shelf registration statement to be declared effective by the Commission on the terms and subject to the conditions specified in the registration agreement. If the Company fails to cause such shelf registration statement to be declared effective or to maintain effectiveness, under certain circumstances, the Company may be obligated to pay liquidated damages to holders of the Securities.

Merger Transaction

On March 10, 2008, the Company completed a merger transaction through which it acquired MEA Holdings, Inc. (“MEA”). The transaction was effected pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated as of January 23, 2008, as amended, by and among the Company, the Operating Partnership, Goldenboy Acquisition Corp. (a wholly-owned subsidiary of the Operating Partnership), MEA, Marshall Erdman & Associates, Inc., Marshall Erdman Development, LLC, and David Pelisek, David Lubar and Scott Ransom, in their capacity as the Seller Representative.

The consideration payable in the merger transaction and in the contribution transactions described below consists of cash and limited partnership interests issued by the Operating Partnership (the “OP Units”). The Operating Partnership entered into contribution agreements with 40 of MEA’s stockholders (the “Contributors”) pursuant to which the Contributors agreed to “roll over” an aggregate of 1,265,393 shares of MEA (representing in the aggregate approximately 41% of MEA’s outstanding shares on a fully diluted basis) by exchanging those shares for OP Units. The exchange of those shares for OP Units was completed immediately before the completion of the merger provided for in the Merger Agreement (the “Merger”). In the Merger, all the shares of MEA (other than the shares acquired by the Operating Partnership) were converted into the right to receive an amount of cash to be calculated in accordance with the provisions of the Merger Agreement.

The cash consideration per share of MEA common shares payable in the Merger (the “cash consideration”) was calculated pursuant to a formula based on an “enterprise value” for 100% of MEA of $247.0 million, subject to certain adjustments. The aggregate cash consideration payable is reduced in proportion to the percentage of shares acquired for OP Units rather than cash. The number of OP Units per share of MEA issuable pursuant to the contribution agreements is the same value per share payable in cash under the Merger Agreement, based on a value of $17.01 per OP Unit. The OP Units issued in the transaction are of two types - “regular units” and “alternative units”. The regular units are exchangeable, after a one-year lock-up period, on a one-for-one basis, for shares of the Company’s common stock. The alternative units are substantially the same as the regular units except that they will not be exchangeable for shares of the Company’s common stock until the exchange feature is approved by the Company’s stockholders. If the Company’s stockholders do not approve the issuance of common stock upon an exchange of alternative units by the time of the Company’s third annual stockholder meeting following the date of issuance (i.e., the 2010 annual meeting), distributions payable per alternative unit will increase to an amount 5% per annum higher than the distributions payable per regular unit.

The Merger Agreement provides that certain adjustments to the aggregate cash consideration paid will be made following the delivery of the final closing statement to the Seller Representative. A portion of the aggregate cash consideration has been deposited in an escrow account pending such adjustments. In the event that additional cash payments are owed to the former holders of MEA shares, the escrow agent shall pay to the former holders of MEA shares that were not exchanged for OP Units the pro rata cash amount owed to each such holder and the Operating Partnership will issue to the Contributors additional OP units in the same amount per share, based on $17.01 per OP Unit. The Merger Agreement also provides that a portion of the aggregate cash consideration to be paid to the former holders of shares of MEA will be held in escrow as security for certain indemnification obligations owed by such holders to the Operating Partnership and Goldenboy Acquisition Corp. under the Merger Agreement. Releases from this escrow will be treated in the same way.

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

In connection with the Merger, one of the former MEA shareholders, Lubar Capital LLC (“Lubar”), received the right to nominate one individual for election to the Company’s Board of Directors. Accordingly, the Company’s Board of Directors increased the size of the board of directors and elected David Lubar as a director on January 22, 2008. Lubar will continue to retain its right to nominate one individual for so long as Lubar and its affiliates continue to maintain at least 75% of their aggregate initial ownership measured in number of equity securities of the Company and its affiliates.

Revolving Credit Facility

On March 10, 2008, the Company amended and restated its existing revolving credit facility, dated November 1, 2005, among the Company, the Operating Partnership, Bank of America, N.A., Citicorp North America, Inc., Branch Banking and Trust Company, Banc of America Securities LLC, Citigroup Global Markets Inc. and other lenders (the amended and restated revolving credit facility hereinafter referred to as the “Amended Revolving Facility”). Banc of America Securities LLC is acting as sole lead arranger and sole book manager of the Amended Revolving Facility. KeyBank National Association is acting as syndication agent. Branch Banking and Trust Company and Wachovia Bank, N.A are acting as co-documentation agents. Bank of America, N.A., KeyBank National Association, Branch Banking and Trust Company, Wachovia Bank, National Association , M&I Marshall and Ilsley Bank, and Citicorp North America, Inc. are lenders thereunder. The Amended Revolving Facility is secured by certain of the Company’s properties and is guaranteed by the Company and certain of its subsidiaries. The Amended Revolving Facility matures on the third anniversary of its closing, subject to a one-year extension at the Company’s option conditioned upon the lenders being satisfied with the Company and its subsidiaries’ financial condition and liquidity, and taking into consideration any payment, extension or refinancing of the Term Loan (as described below). The Amended Revolving Facility is cross defaulted against the Term Loan. The Company is subject to customary covenants including, but not limited to, (1) affirmative covenants relating to the Company’s corporate structure and ownership, maintenance of insurance, compliance with environmental laws and preparation of environmental reports, maintenance of the Company’s REIT qualification and listing on the NYSE, (2) negative covenants relating to restrictions on liens, indebtedness, certain investments (including loans and certain advances), mergers and other fundamental changes, sales and other dispositions of property or assets and transactions with affiliates, and (3) financial covenants to be met by the Company at all times including a maximum total leverage ratio (70%), maximum real estate leverage ratio (70%), minimum fixed charge coverage ratio (1.50 to 1.00), maximum total debt to real estate value ratio (90%) and minimum consolidated tangible net worth ($65 million plus 85% of the net proceeds of equity issuances issued after the closing date).

Term Loan

Goldenboy Acquisition Corp., as borrower, has $100 million available under a new senior secured term facility (the “Term Loan”) to finance the cash portion of the MEA transaction. Keybanc Capital Markets is acting as sole lead arranger and sole book manager of the Term Loan. Bank of America, N.A. is acting as syndication agent. Branch Banking and Trust Company and Wachovia Bank, N.A are acting as co-documentation agents. KeyBank National Association, Bank of America, N.A., Branch Banking and Trust Company, Wachovia Bank, National Association, M&I Marshall and Ilsley Bank, and Citicorp North America, Inc. are lenders thereunder. The Term Loan is secured by the stock and certain accounts receivables of MEA and its subsidiaries and is guaranteed by the Company. The Term Loan matures on the third anniversary of its closing and will be subject to a one-year extension at the Company’s option. The Term Loan contains customary covenants including, but not limited to, (1) affirmative covenants relating to the Company’s corporate structure and ownership, maintenance of insurance, compliance with environmental laws and preparation of environmental reports, maintenance of the Company’s REIT status and listing on the NYSE, (2) negative covenants relating to restrictions on liens, indebtedness, certain investments (including loans and certain advances), mergers and other fundamental changes, sales and other dispositions of property or assets and transactions with affiliates, and (3) financial covenants to be met by the Company at all times under the guaranty including a maximum total leverage ratio (70%), maximum real estate leverage ratio (70%),

COGDELL SPENCER INC. AND COGDELL SPENCER INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

minimum fixed charge coverage ratio (1.50 to 1.00), maximum total debt to real estate value ratio (90%) and minimum consolidated tangible net worth ($65 million plus 85% of the net proceeds of equity issuances), as well as being cross defaulted to the Company’s Revolving Facility. In addition, there will be financial covenants relating only to MEA and its subsidiaries.

COGDELL SPENCER INC.

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION

						Cost Capitalized	Gross Amount at Which Carried at
				Initial Costs		Subsequent to	December 31, 2007
					Building and	Acquisition or		Building and		Accumulated	Date	Date
Property Name	Location	Encumbrances		Land	Improvements(A)	Development	Land	Improvements(A)	Total(B)	Depreciation	Constructed(C)	Acquired

Verdugo Professional Building I	California	$—		$1,218	$8,228	$682	$1,226	$8,902	$10,128	$969	1972	2006
Verdugo Professional Building II	California	—		3,531	8,915	307	3,555	9,198	12,753	870	1987	2006
Augusta POB I	Georgia	—		259	8,431	478	260	8,908	9,168	1,525	1978	2005
Augusta POB II	Georgia	—		602	10,646	431	605	11,074	11,679	1,547	1987	2005
Augusta POB III	Georgia	—		339	3,986	359	341	4,343	4,684	550	1994	2005
Augusta POB IV	Georgia	—		551	4,672	482	554	5,151	5,705	692	1995	2005
Summit Professional Plaza I	Georgia	5,096		1,180	6,021	4	1,181	6,024	7,205	75	2004	2007
Summit Professional Plaza II	Georgia	10,829		2,000	12,684	7	2,001	12,690	14,691	142	1998	2007
Methodist Professional Center One	Indiana	30,000		—	37,830	1,744	—	39,574	39,574	2,957	1985	2006
Our Lady of Bellefonte	Kentucky	—		—	13,938	158	—	14,096	14,096	1,498	1997	2005
East Jefferson Medical Office Building	Louisiana	9,394		—	12,239	165	—	12,404	12,404	1,648	1985	2005
Central New York Medical Center	New York	24,500		2,112	32,700	18	2,113	32,717	34,830	454	1997	2007
Barclay Downs	North Carolina	4,550		2,084	3,363	208	2,097	3,558	5,655	762	1987	2005
Birkdale Medical Village	North Carolina	7,490		1,087	5,829	63	1,095	5,884	6,979	757	1997	2005
Birkdale Retail	North Carolina	—		142	992	20	142	1,012	1,154	128	2001	2005
Cabarrus POB	North Carolina	8,726		—	7,446	657	—	8,103	8,103	958	1997	2005
Copperfield Medical Mall	North Carolina	(D	)	1,380	4,047	79	1,389	4,117	5,506	730	1989	2005
Copperfield MOB	North Carolina	—		—	9,281	1,519	—	10,800	10,800	1,073	2005	2005
East Rocky Mount Kidney Center	North Carolina	—		260	1,194	15	261	1,208	1,469	176	2000	2005
Gaston Professional Center	North Carolina	—		—	21,358	1,542	—	22,900	22,900	4,832	1997	2005
Harrisburg Family Physicians Building	North Carolina	8,632		270	509	93	271	601	872	126	1996	2005
Harrisburg Medical Mall	North Carolina	(D	)	441	1,722	51	443	1,771	2,214	237	1997	2005
Lincoln/Lakemont Family Practice Center	North Carolina	(E	)	270	1,025	221	271	1,245	1,516	251	1998	2005
Mallard Crossing Medical Park	North Carolina	—		1,256	4,626	309	1,266	4,925	6,191	823	1997	2005
Midland Medical Mall	North Carolina	(D	)	288	1,134	44	289	1,177	1,466	184	1998	2005
Mulberry Medical Park	North Carolina	1,050		—	2,283	96	—	2,379	2,379	476	1982	2005
Northcross Family Medical Practice Building	North Carolina	(E	)	270	498	148	271	645	916	124	1993	2005
Randolph Medical Park	North Carolina	(E	)	1,621	5,366	386	1,631	5,742	7,373	978	1973	2005
Rocky Mount Kidney Center	North Carolina	1,071		198	1,366	20	198	1,386	1,584	198	1990	2005
Rocky Mount Medical Park	North Carolina	7,710		982	9,854	374	990	10,220	11,210	2,085	1991	2005
Rocky Mount MOB(I)	North Carolina	4,161		228	4,990	77	228	5,067	5,295	1,122	2002	2006
Rowan Outpatient Surgery Center	North Carolina	3,401		399	4,666	39	401	4,703	5,104	494	2003	2005
Weddington Internal & Pediatric Medicine	North Carolina	(D	)	489	838	14	491	850	1,341	129	2000	2005
Lancaster Health Campus MOB/ASC(I)	Pennsylvania	8,833		—	12,859	—	—	12,859	12,859	144	2007	2006	(J)
Lancaster Rehabilitation Hospital	Pennsylvania	—		—	11,748	6	—	11,754	11,754	167	2007	2006	(J)
190 Andrews	South Carolina	—		—	2,663	1,098	—	3,761	3,761	425	1994	2005
Baptist Northwest	South Carolina	2,245		398	2,534	1,234	1,574	2,592	4,166	386	1986	2005
Beaufort Medical Plaza	South Carolina	5,023		—	7,399	53	—	7,452	7,452	765	1999	2005
Carolina Forest Medical Plaza	South Carolina	—		—	7,416	4	—	7,420	7,420	280	2007	2006	(J)
Mary Black Westside	South Carolina	—		—	3,922	748	—	4,670	4,670	286	1991	2006
Medical Arts Center of Orangeburg	South Carolina	2,536		605	4,172	280	608	4,449	5,057	581	1984	2005
Mt. Pleasant MOB	South Carolina	—		—	3,320	156	—	3,476	3,476	568	2001	2005
One Medical Park — HMOB	South Carolina	5,540		—	8,767	623	—	9,390	9,390	990	1984	2005
Parkridge MOB	South Carolina	13,500		—	16,353	410	—	16,763	16,763	731	2003	2006
Providence MOB I	South Carolina	8,802		—	5,152	161	—	5,313	5,313	636	1979	2005
Providence MOB II	South Carolina	(F	)	—	2,441	138	—	2,579	2,579	263	1985	2005
Providence MOB III	South Carolina	(F	)	—	5,459	94	—	5,553	5,553	582	1990	2005
River Hills Medical Plaza	South Carolina	2,973		1,428	4,202	45	1,438	4,237	5,675	456	1999	2005
Roper MOB	South Carolina	9,534		—	11,586	726	—	12,312	12,312	1,809	1990	2005
St. Francis Community Medical Office Building	South Carolina	7,144		—	5,934	435	—	6,369	6,369	1,028	2001	2005
St. Francis Medical Plaza	South Carolina	7,673		—	8,007	292	—	8,299	8,299	736	1998	2005
St. Francis MOB	South Carolina	(G	)	—	5,522	1,080	—	6,602	6,602	935	1984	2005
St. Francis Women’s Center	South Carolina	(H	)	—	7,352	330	—	7,682	7,682	641	1991	2005
Three Medical Park	South Carolina	8,073		—	10,405	877	—	11,282	11,282	1,143	1988	2005
West Medical I	South Carolina	—		—	3,792	1,596	—	5,388	5,388	839	2003	2005
Healthpark Medical Office Building	Tennessee	8,700		1,862	13,223	—	1,862	13,223	15,085	—	2004	2007
Peerless Medical Center	Tennessee	7,538		645	8,722	—	645	8,722	9,367	—	2006	2007
Hanover Medical Office Building	Virginia	4,952		970	9,890	201	976	10,085	11,061	635	1993	2006

Total		$229,676		$29,365	$435,517	$21,397	$30,673	$455,606	$486,279	$44,596

(A)	- Includes building and improvements, site improvements, furniture, fixtures, and equipment and construction in progress.

(B)	- The aggregate cost for federal income tax purposes was $474,327 as of December 31, 2007. Depreciable lives range from 3-50 years.

(C)	- Represents the year in which the property was placed in service.

(D)	- Collateral for variable rate mortgage which had a balance of $8.7 million at December 31, 2007.

(E)	- Collateral for variable rate mortgage which had a balance of $8.6 million at December 31, 2007.

(F)	- Collateral for fixed rate mortgage which had a balance of $8.8 million at December 31, 2007.

(G)	- Collateral for variable rate mortgage which had a balance of $7.1 million at December 31, 2007.

(H)	- Collateral for variable rate mortgage which had a balance of $7.7 million at December 31, 2007.

(I)	- A consolidated, less than 100% owned, real estate partnership.

(J)	- Date acquired represents date development project began. Date of construction represents date property completed construction and began operations.

COGDELL SPENCER INC.

NOTES TO SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION

	Year Ended	Year Ended	November 1, 2005 -
	December 31, 2007	December 31, 2006	December 31, 2005

Real estate properties:
Balance, beginning of period	$361,982	$260,137	$—
Formation Transactions	—	—	254,666
Consolidation of Rocky Mount MOB, LLC	—	5,221	—
Property acquisitions	81,076	90,855	2,663
Development projects	32,096	—	—
Purchases of minority interests in Operating Partnership	2,488	573	—
Improvements	8,637	6,589	2,808
Disposition	—	(1,393)	—

Balance, end of period	$486,279	$361,982	$260,137

Accumulated depreciation:
Balance, beginning of period	$23,664	$2,713	$—
Consolidation of Rocky Mount MOB, LLC	—	856	—
Depreciation	20,932	20,151	2,713
Disposition	—	(56)	—

Balance, end of period	$44,596	$23,664	$2,713

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, the Company concluded that its internal control over financial reporting was effective as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of internal control over financial reporting as of December 31, 2007, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cogdell Spencer Inc.
Charlotte, North Carolina

We have audited the internal control over financial reporting of Cogdell Spencer Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial schedule as of and for the year ended December 31, 2007 of the Company and our report dated March 17, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Raleigh, North Carolina
March 17, 2008

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

Information required by this Item is hereby incorporated by reference to the material appearing in the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2007.

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

Information required by this Item is hereby incorporated by reference to the material appearing in the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2007 under the captions “Election of Directors — Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.”

Item 13.	Certain Relationships, Related Transactions, and Director Independence

Information required by this Item is hereby incorporated by reference to the material appearing in the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2007.

Item 14.	Principal Accountant Fees and Services

Information required by this Item is hereby incorporated by reference to the material appearing the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

3.1	Articles of Amendment and Restatement of Cogdell Spencer Inc., incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
3.2	Bylaws of Cogdell Spencer Inc., incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
3.3	Amended and Restated Agreement of Limited Partnership of Cogdell Spencer LP, incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
3.4	Declaration of Trust of CS Business Trust I., incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
3.5	Declaration of Trust of CS Business Trust II, incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
4.1	Form of stock certificate, incorporated by reference to Exhibit 4.0 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
10.1	Form of Registration Rights Agreement, by and among Cogdell Spencer Inc. and the parties listed on Schedule I thereto, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
10.2	Form of 2005 Long-Term Stock Incentive Plan. incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
10.3	Form of Long-Term Stock Incentive Plan Award for employees without employment agreements, incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
10.4	Form of Cogdell Spencer Inc. Performance Bonus Plan, incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
10.5	Merger Agreement for Cogdell Spencer Inc., CS Merger Sub LLC and Cogdell Spencer Advisors, Inc. dated August 9, 2005, incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
10.6	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
10.7	Employment Agreement, dated October 21, 2005, by and between Cogdell Spencer Inc. and James W. Cogdell, incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
10.8	Employment Agreement, dated October 21, 2005, by and between Cogdell Spencer Inc. and Frank C. Spencer, incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
10.9	Employment Agreement, dated October 21, 2005, by and between Cogdell Spencer Inc. and Charles M. Handy, incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
10.10	Engagement Letter from the Company to Realty Capital International Inc, incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
10.11	Irrevocable Exchange and Subscription Agreement by and among James W. Cogdell, Cogdell Spencer Advisors, Inc., Cogdell Spencer LP and Cogdell Spencer Inc., incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).

10.12		Irrevocable Exchange and Subscription Agreement by and among Frank C. Spencer, Cogdell Spencer Advisors, Inc., Cogdell Spencer LP and Cogdell Spencer Inc., incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
10.13		Form of Irrevocable Exchange and Subscription Agreement for all holders of interests in the Existing Entities, with the exclusion of James W. Cogdell and Frank C. Spencer, incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
10.14		Form of Tax Protection Agreement for Existing Entities, except for Cabarrus POB, LLC, Medical Investors I, LLC and Medical Investors III, LLC., incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
10.15		Form of Tax Protection Agreement for Cabarrus POB, LLC, Medical Investors I, LLC and Medical Investors III, LLC., incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
10.16		Form of Transaction Agreement by and among Cogdell Spencer Inc., Cogdell Spencer LP, the applicable Existing Entity and CS Merger Sub LLC., incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
10.17		Commitment letter dated October 4, 2005, for $100,000,000 senior unsecured revolving credit facility among Cogdell Spencer Inc., Bank of America, N.A., Bank of America Securities LLC, Citigroup Global Markets Inc., and Citigroup North America, Inc., incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
10.18		Form of Cogdell Spencer Inc. 2005 Equity Incentive Plan Restricted Stock Award Agreement., incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
10.19		Put Assignment Agreement dated August 11, 2005., incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
10.20		Form of Consent and Election Form, incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
10.21		Form of Long-Term Stock Incentive Plan Award for employees with employment agreements, incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
10.22		Schedule to Exhibit 10.14 reflecting consideration to be received by Randolph D. Smoak, M.D. and Charles M. Handy, incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-11 (File No. 333-127396).
10.23		Methodist Professional Center Purchase and Sale Agreement dated December 13, 2005, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
10.24		Hanover Medical Office Building One and 1808/1818 Verdugo Boulevard Purchase and Sale Agreement dated March 1, 2006, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
10.25		Amendment No. 1 to the Credit Agreement and Waiver dated August 23, 2006, by and among Cogdell Spencer LP, Cogdell Spencer Inc., each subsidiary of Cogdell Spencer LP to the Guaranty, each lender signatory thereto and Bank of America, N.A., incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
10.26	(1)	Amendment No. 2 to the Credit Agreement dated December 31, 2007, by and among Cogdell Spencer LP, Cogdell Spencer Inc., each subsidiary of Cogdell Spencer LP to the Guaranty, each lender signatory thereto and Bank of America, N.A.
14.1		Code of Ethics, incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2005.
21.1		List of Subsidiaries of Cogdell Spencer Inc., incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
23.1	(1)	Consent of Deloitte & Touche LLP.
31.1	(1)	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	(1)	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	(1)	Certifications pursuant to Section 1350.

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGDELL SPENCER INC. Registrant

Date: March 14, 2008	/s/ Frank C. Spencer
Frank C. Spencer President and Chief Executive Officer (Principal Executive Officer)

Date: March 14, 2008	/s/ Charles M. Handy
Charles M. Handy Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 14, 2008	/s/ James W. Cogdell
James W. Cogdell Chairman of the Board of Directors

Date: March 14, 2008	/s/ Frank C. Spencer
Frank C. Spencer President, Chief Executive Officer and Director

Date: March 14, 2008	/s/ John R. Georgius
John R. Georgius Director

Date: March 14, 2008	/s/ Christopher E. Lee
Christopher E. Lee Director

Date: March 14, 2008	/s/ Randolph D. Smoak, M.D.
Randolph D. Smoak, M.D. Director

Date: March 14, 2008	/s/ Richard C. Neugent
Richard C. Neugent Director

Date: March 14, 2008	/s/ Richard B. Jennings
Richard B. Jennings Director