Form 10-K/A
period 2007-12-31
Cogdell Spencer Inc.
filed 2008-04-29
CIK 1332896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 001-32649
COGDELL SPENCER INC.
(Exact name of registrant as specified in its charter)

Maryland	20-3126457
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
4401 Barclay Downs Drive, Suite 300	28209
Charlotte, North Carolina	(Zip code)
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(704) 940-2900
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange, Inc.
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑    No  ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☑
     Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter. $242,124,502
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 15,402,322 shares of common stock, par value $0.01 per share, outstanding as of April 29, 2008.
DOCUMENTS INCORPORATED BY REFERENCE:

EXPLANATION FOR AMENDMENT
     We are filing this Amendment No. 1 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2008 to include information required by items 10, 11, 12, 13 and 14 to Part III of Form 10-K within the period required by General Instruction G(3) to Form 10-K.
     This Amendment No. 1 does not reflect events occurring after the filing of our Annual Report on Form 10-K or modify or update those disclosures affected by subsequent events. Except for the items described above or contained in this Amendment No. 1, this Amendment No. 1 continues to speak as of the date of the Annual Report, and does not modify, amend or update in any way the financial statements or any other item or disclosures in our Annual Report on Form 10-K.
     Terms used in this amendment have the same meaning as in our annual report on Form 10-K filed on March 17, 2008, unless otherwise defined herein.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
     The following table sets forth the name, age and the position(s) with us, if any, currently held by each of our directors:

Name	Age	Title
James W. Cogdell	66	Chairman
Frank C. Spencer	47	Chief Executive Officer, President and Director
John R. Georgius(1)(2)	63	Director
Richard B. Jennings	65	Director
Christopher E. Lee(2)(3)	59	Director
David J. Lubar(1)(3)	53	Director
Richard C. Neugent(1)(3)	64	Director
Randolph D. Smoak, M.D.(1)(2)	74	Director

(1)	Member of Audit Committee

(2)	Member of Compensation Committee

(3)	Member of Nominating and Corporate Governance Committee
Following are biographical summaries for our directors:
     James W. Cogdell, Chairman of the Board. Since 1972 Mr. Cogdell has served as the Chairman and Chief Executive Officer of Cogdell Spencer Advisors, Inc. and has served as Chairman of our Board since our inception in 2005. Mr. Cogdell was named Entrepreneur of the Year by the Charlotte Chamber of Commerce for the large companies category in 2002. He was an eight-year chairman of the Citizens Capital Budget Advisory Committee for Mecklenburg County, North Carolina. In addition, Mr. Cogdell is a member of Catawba Lands Conservancy. Mr. Cogdell has been recognized with the Outstanding Layman Award for 2004 by the North Carolina Division of Soil and Water Conservation. He is an activist on civic and cultural development organizations ranging from public schools and child advocacy, to conservation, scouting and the arts. Mr. Cogdell is a member of the United States Eventing Association, the U.S. Equestrian Federation and formerly served on the board of directors for the Carolina Horse Park Foundation and as President of the Irish Draught Horse Society of North America. Mr. Cogdell has developed more than 70 healthcare real estate properties valued at over $400 million during his career.
     Frank C. Spencer, Chief Executive Officer, President and Director. Mr. Spencer, our Chief Executive Officer and President, has served as one of our directors since our inception in 2005. Since 1998, Mr. Spencer has served as President of Cogdell Spencer Advisors, Inc. and prior to that in other executive capacities with Cogdell Spencer Advisors, Inc. since joining us in 1996. Prior to his employment with Cogdell Spencer Advisors, Inc. Mr. Spencer was Executive Director of The Children’s Services Network, a non-profit organization, from 1993 to 1996. He began his real estate career with the Crosland Group, where he was Corporate Vice President responsible for portfolio management, marketing and advisory services. Mr. Spencer was named to the 40 under 40 list for top young business executives by the Charlotte Business Journal in 2000. He has had works published in Urban Land Magazine and the Institutional Real Estate Letter on Real Estate Finance. Mr. Spencer has been an instructor at the Healthcare Financial Management Association’s state, regional and national meetings, a member of the University of North Carolina at Charlotte Real Estate Program Board of Advisors, an instructor at Montreat College and a full member of the Urban Land Institute and is Chairman of the board of directors of The Mountain Retreat Association (Montreat). Mr. Spencer was instrumental in the establishment of McCreesh Place, a permanent residence for 64 formerly homeless men in Mecklenburg County, North Carolina, led a mission group for Habitat for Humanity to Malawi, Africa and has served as Vice Chairman of the Transitional Families Program for the Charlotte Mecklenburg Housing Authority. Mr. Spencer received a B.A. with honors in German from the University of North Carolina where he was a Morehead Scholar and received an M.B.A. from Harvard Business School with high distinction and was designated as a Baker Scholar.
     John R. Georgius, Director. Mr. Georgius has served as one of our directors since our inception in 2005. He is an advisory member of the CEO Council of Council Ventures, LP, a technology-focused venture capital fund in which he is a founding investor. From 1975 to December 1999, Mr. Georgius served in various executive positions at First Union Corporation including President and Chief Operating Officer, Vice Chairman, President of First Union National Bank and Senior Vice President and head of the trust division. Over his 37-year banking career, Mr. Georgius directed or otherwise participated in more than 140 acquisitions in the financial services arena. Mr. Georgius has served as a director of First Union Corporation, First Union National Bank, VISA USA, and VISA International. He currently serves as a director for Alex-Lee Corporation, has been a member of its audit and compensation committees and serves as Chairman of the Investment Committee for the Board of Trustees at Presbyterian College and of the N.C. Waterfowl Association. Mr. Georgius received a B.B.A. in accounting and corporate finance from Georgia State University and is a graduate of the American Bankers Association National Graduate Trust School at Northwestern University.
     Richard B. Jennings, Director. Mr. Jennings has served as one of our directors since our inception in 2005. He is President of Realty Capital International LLC, a real estate investment banking firm he founded in 1991. From 1990 to 1991, Mr. Jennings served as Senior Vice President of Landauer Real Estate Counselors, and from 1986 to 1989 Mr. Jennings served as Managing Director of Real Estate Finance at Drexel Burnham Lambert Incorporated. From 1969 to 1986, Mr. Jennings oversaw the REIT investment banking business at Goldman, Sachs & Co. During his tenure at Goldman, Sachs & Co., Mr. Jennings founded and managed the Mortgage Finance Group from 1979 to 1986. Mr. Jennings also serves as a member of the board of directors of National Retail Properties, Inc. and is Lead Director of Alexandria Real Estate Equities, Inc. He is a licensed New York real estate broker. Mr. Jennings received a B.A. in economics, Phi Beta Kappa and Magna Cum Laude, from Yale University, and received an M.B.A. from Harvard Business School.
     Christopher E. Lee, Director. Mr. Lee has served as one of our directors since our inception in 2005. He is President and Chief Executive Officer of CEL & Associates, Inc., one of the nation’s leading real estate advisory firms. For the past 27 years, Mr. Lee has provided a variety of strategic, compensation, organizational and performance benchmarking services to hundreds of real estate firms nationwide. Mr. Lee is a frequent speaker at national real estate conferences, a regular contributor to various real estate publications and is the editor of the national real estate newsletter, Strategic Advantage. Prior to his consulting career, Mr. Lee worked for the Marriott and Boise Cascade corporations. Mr. Lee serves on the Advisory Board for the Business School and the Real Estate School at San Diego State University. Mr. Lee received a B.A. from San Diego State University, an M.S. degree from San Jose State University, and a Ph.D. in organizational development from Alliant International University.
     Richard C. Neugent, Director. Mr. Neugent has served as one of our directors since our inception in 2005. He is President of RCN Healthcare Consulting Inc., a firm that he formed in 2003 which develops business for a national healthcare consulting practice in strategic and operational improvement services for hospitals, health systems and academic medical centers in the southeastern United States. Mr. Neugent has been involved in the healthcare industry for over 40 years. He was President and Chief Executive Officer of Bon Secours-St. Francis Health System in Greenville, South Carolina from 1981 to 2003. Prior to that time, he was Chief Operating Officer of Rapides Regional Medical Center in Alexandria, Louisiana. Mr. Neugent also served as a Captain in the Medical Service Corps of the U.S. Air Force where he oversaw the construction of hospitals and dispensaries. Mr. Neugent constructed the first women’s hospital in the state of South Carolina. Mr. Neugent was named the 2001 Greenville Magazine’s Nelson Mullins Business Person of the Year. In 2003, Mr. Neugent was presented with the Order of the Palmetto, the state of South Carolina’s highest civilian award. Mr. Neugent has served on the advisory boards of Clemson University, The University Center in Greenville and First Union National Bank. In addition, he has served on the board of the United Way and has held leadership positions in several United Way annual campaigns. He also served on the Greenville Chamber of

Commerce board. Mr. Neugent consults with the Christian Blind Mission International, USA located in Greenville, South Carolina. Mr. Neugent received a B.S. from Alabama College and received an M.S. from The University of Alabama in hospital administration.
     Randolph D. Smoak, M.D., Director. Dr. Smoak has served as one of our directors since our inception in 2005. He is a clinical professor of surgery and is a former President of the American Medical Association (AMA), having served from 2000 to 2001. Dr. Smoak also served as a member of the Board of Trustees with the AMA from 1992 through 2002. Since his retirement, he has served on various boards including The Hollins Cancer Center Advisory Board, The Tobacco Free Kids Board, The Orangeburg Calhoun Technical College Foundation Board and The Greenville Family Partnership Board. He was the lead spokesperson for the AMA’s anti-smoking campaign, representing the Department of Health and Human Services Interagency Committee on Smoking and Health. Dr. Smoak was a member of Orangeburg Surgical Associates from 1967 through 2001. Dr. Smoak served as President and Chairman of South Carolina Medical Association as well as president of the South Carolina Division of the American Cancer Society. He is a founding member of the South Carolina Oncology Society, completed two terms as Governor from South Carolina to the American College of Surgeons, and served as Chairman of the board of directors of the World Medical Association. Dr. Smoak received a B.S. from The University of South Carolina and received an M.D. from The Medical University of South Carolina.
     David J. Lubar, Director. Mr. Lubar is president of Lubar & Co., a family office and private investment firm founded in 1977 whose investment activities include acquisitions of middle market operating companies as well as growth financings for emerging businesses. Over the past 20 years, Lubar & Co. has successfully invested in and built growing companies in a wide range of industries and various stages of development, including financial services, food production and processing, industrial products manufacturing, transportation and logistics, design-build construction services, energy services, contract drilling, gas transmission, drilling products and services, real estate development and others. Mr. Lubar serves on the boards of directors of Northwestern Mutual Life Insurance Company, Marshall & Ilsley Corporation (NYSE: MI), the Milwaukee Brewers baseball team, as well as many private companies. Mr. Lubar is also on the Boards of several not-for-profit organizations, including University of Wisconsin-Milwaukee Foundation, University School of Milwaukee, Greater Milwaukee Foundation, Froedtert & Community Health System, Milwaukee Jewish Federation, Metropolitan Milwaukee Association of Commerce, and United Way of Greater Milwaukee. Previously, Mr. Lubar spent five years with Norwest Bank N.A. in Minneapolis in the commercial and correspondent banking departments. Mr. Lubar received a Bachelor of Arts degree from Bowdoin College and an M.B.A. from the University of Minnesota. He resides in Milwaukee, Wisconsin with his wife and three children.
Key Executive Officers
     Information for James W. Cogdell and Frank C. Spencer is contained above under the heading “Item 1 — Election of Directors.” Information with respect to some of our other key executive officers is set forth below. All of our executive officers are appointed as executive officers at the annual meeting of the Board held at the time of each annual meeting of stockholders.
     Charles M. Handy, age 46, Chief Financial Officer, Senior Vice President and Secretary. Mr. Handy has served as our Chief Financial Officer, Senior Vice President and Secretary since our inception in 2005. Prior to that, Mr. Handy had served as the Chief Financial Officer, Treasurer and Corporate Secretary for Cogdell Spencer Advisors, Inc. since 1997. Formerly, Mr. Handy was Corporate Controller for Faison & Associates, Inc., a commercial real estate management and development firm headquartered in Charlotte, North Carolina, and began his career at Ernst & Whinney. Mr. Handy has more than 21 years of experience in commercial real estate, accounting, finance and operations. Mr. Handy is a member of the American Institute of Certified Public Accountants and the North Carolina Association of Certified Public Accountants. He has also acted as the Compliance Officer for Cogdell Spencer Advisors, Inc.’s licensing and regulation process. Mr. Handy is a licensed real estate broker in North Carolina. Mr. Handy received a B.S.B.A. in accounting and real estate from Appalachian State University and received an M.B.A. from Wake Forest University.

     Heidi M. Wilson, age 55, Executive Vice President. Mrs. Wilson has served as our Executive Vice President since joining Cogdell Spencer Advisors, Inc. in 2007. Prior to joining our company, Mrs. Wilson spent twelve years with First Colony Corporation serving in various roles, including Chief Financial Officer from 1993 to 1996 and President-Office Division from 1996 to 2006, where she was responsible for the development and management of the firms’ office buildings. More recently, she also served as CEO and President of their medical development affiliate, First Colony Healthcare, LLC. Mrs. Wilson began her career at Deloitte, Haskins & Sells before becoming partner at Beck, Lindsay & Company where she served from 1983 to 1993. Mrs. Wilson has more than 25 years experience in financial investment, real estate, development, and accounting and management disciplines. She is a licensed Real Estate Broker in the state of North Carolina and is also a Certified Commercial Investment Member (CCIM). She is a member of numerous industry associations including the Charlotte Region Commercial Board of Realtors, National Association of Realtors, Commercial Real Estate Women (CREW), Mecklenburg Medical Alliance, Charlotte Economics Club and is a full member of the Urban Land Institute. Mrs. Wilson is also a licensed Certified Public Accountant in the state of North Carolina and is a member of the American Institute of Certified Public Accountants and the North Carolina Association of Public Accountants. Mrs. Wilson holds a Masters of Science from Helsinki University of Technology and studied Accounting at North Carolina State University and the University of North Carolina at Chapel Hill.
     Devereaux Gregg, age 50, Vice President — Development. Mr. Gregg has served as our Vice President — Development since our inception in 2005. Prior to that, Mr. Gregg had served as Vice President — Development for Cogdell Spencer Advisors, Inc. since 1997. From 1993 until 1997, Mr. Gregg was Director of Leasing and Property Management with Norcom Development, a real estate development firm, where he was responsible for a portfolio of 30 commercial properties located in North Carolina, South Carolina and Georgia. Prior to that time, Mr. Gregg acted as Director of Commercial Development and later as Vice President of Commercial Operations at The Paragon Group, a real estate development firm, based in Charlotte, North Carolina, from 1988 through 1993. Mr. Gregg received a B.B.A. and an M.B.A. from Southern Methodist University. He holds real estate brokerage licenses in North Carolina and South Carolina.
     Matthew Nurkin, age 37, Vice President — Acquisitions. Mr. Nurkin has served as our Vice President — Acquisitions since our inception in 2005. Prior to that, Mr. Nurkin served as the Vice President — Acquisitions for Cogdell Spencer Advisors, Inc. since 2001. Since 1996, Mr. Nurkin has been responsible for expanding Cogdell Spencer Advisor’s activities in ownership and debt restructuring of existing hospital and physician-owned facilities. Prior to joining our Company, Mr. Nurkin was employed at The Shelton Company, Bank of America and First Union Capital Markets in various banking and investment analyst positions. Mr. Nurkin received a B.A. in English literature from Wake Forest University, completed graduate studies at St. Peters College, Oxford University, and expects to receive an M.B.A. from Belk College of Business, University of North Carolina at Charlotte.
     Rex A. Noble, age 44, Vice President — Asset Management. Mr. Noble has served as a Vice President — in our Management Division since our inception in 2005. In 1996, Mr. Noble joined Cogdell Spencer Advisors, Inc. as a Property Manager; became Assistant Regional Vice President of the Upstate Region in 1997 and served as the Vice President — Management for Cogdell Spencer Advisors, Inc. from 1999 until 2005. Prior to joining our Company, Mr. Noble was employed with GB&S Corp. as part of its management team. He is currently licensed by the North and South Carolina Real Estate Commissions. Mr. Noble received a B.S. from Francis Marion University.
     Mary J. Surles, age 51, Vice President — Management. Ms. Surles has served as our Vice President — Management since our inception in 2005. Prior to that, Ms. Surles served as an Asset Manager, and later as a Vice President for Cogdell Spencer Advisors, Inc. Since 1984, Ms. Surles has been involved in all areas of our activities with an emphasis on property management and leasing. Some of Ms. Surles’ activities include sale or resyndication of properties, refinancing, coordinating the transfer of partnership interests, and contracting for space retrofits. Ms. Surles is currently licensed by the North and South Carolina Real Estate Commissions. Ms. Surles completed coursework at Midlands Technical College and Horry Georgetown Technical College.
Board Committees
     The Board has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each of these committees has at least three directors and is composed exclusively of independent directors, by reference to the rules, regulations and listing standards of the NYSE, the national exchange on which our Common Stock is traded.
Audit Committee
     The Audit Committee helps to ensure the integrity of our financial statements, the qualifications and independence of our independent auditors and the performance of our internal audit function and independent auditors. The Audit Committee selects, assists and meets with the independent auditors, oversees each annual audit and quarterly review, monitors our systems of internal controls and prepares the report that U.S. federal securities laws require to be included in our annual proxy statement. John R. Georgius chairs the Audit Committee and serves as our Audit Committee financial expert, as that term is defined by the SEC, and Richard C. Neugent and Randolph D. Smoak, M.D. serve as members of this committee. The Audit Committee met eight times in 2007.
Code of Business Conduct and Ethics
     Our Code of Business Conduct and Ethics (the “Code”) documents the principles of conduct and ethics to be followed by our employees, executive officers and directors, including our principal executive officer, financial officer and accounting officer. The purpose of the Code is to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; promote avoidance of conflicts of interest, including disclosure to an appropriate person or committee of any material transaction or relationship that reasonably could be expected to give rise to such a conflict; promote full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications we make; promote compliance with applicable governmental laws, rules and regulations; promote the prompt internal reporting to an appropriate person or committee of violations of the Code; promote accountability for adherence to the Code; provide guidance to employees, executive officers and directors to help them recognize and deal with ethical issues; provide mechanisms to report unethical conduct; and help foster our longstanding culture of honesty and accountability. A copy of the Code has been provided to, and signed by, each of our directors, executive officers and employees. A copy of the Code is available on our website at www.cogdellspencer.com and can be provided without charge to any stockholder upon request.
Section 16(a) Beneficial Ownership Reporting Compliance
     Under federal securities laws, our directors, executive officers and holders of 10% or more of our Common Stock are required to report, within specified monthly and annual due dates, their initial ownership in our Common Stock and all subsequent acquisitions, dispositions or other transfers of beneficial interests therein, if and to the extent reportable events occur which require reporting by such due dates. Based solely on representations and information provided to us by the persons required to make such filings, we believe that all filing requirements were complied with during the last fiscal year.
Stockholder Proposals and Nominations for the Board
     Under SEC rules, proposals from our eligible stockholders for presentation for action at the 2009 annual meeting of stockholders must be received by us no later than December 25, 2008 in order to be considered for inclusion in the proxy statement and proxy card for that annual meeting. Any such proposals, as well as any questions relating thereto, should be directed to our Secretary at our principal executive offices.
     Under our current ByLaws, and as SEC rules permit, stockholders must follow certain procedures to nominate a person for election as a director at an annual or special meeting, or to introduce an item of business at an annual meeting. A stockholder must notify our Secretary in writing of the director nominee or the other business. For annual meetings the notice must include the required information and be delivered to our Secretary at our principal executive offices not earlier than the 150th day and not later than 5:00 p.m., Eastern Time, on the 120th day prior to the first anniversary of the date of mailing of the notice for the preceding year’s annual meeting.
     If the date of the annual meeting is advanced or delayed by more than 30 days from the first anniversary of the date of the preceding year’s annual meeting, notice by the stockholder must be delivered as described above not earlier than the 150th day prior to the date of mailing of the notice for such annual meeting and not later than 5:00 p.m., Eastern Time, on the later of the 120th day prior to the date of such annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made. The public announcement of an adjournment or postponement of an annual meeting shall not commence a new time period for the giving of stockholder’s notice as described above.
The stockholder’s notice shall set forth the following, as applicable:
     (1) as to each individual whom the stockholder proposes to nominate for election or reelection as a director, (a) the name, age, business address and residence address of such individual, (b) the class, series and number of any of our shares of stock that are beneficially owned by such individual, (c) the date such shares were acquired and the investment intent of such acquisition, and (d) all other information relating to such individual that is required to be disclosed in solicitations of proxies for election of directors in an election contest (even if an election contest is not involved), or is otherwise required, in each case pursuant to Regulation 14A (or any successor provision) under the Exchange Act and the rules thereunder (including such individual’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected);
     (2) as to any other business that the stockholder proposes to bring before the meeting, a description of such business, the reasons for proposing such business at the meeting and any material interest in such business of such stockholder and any Stockholder Associated Person (as defined below) individually or in the aggregate, (including any anticipated benefit to the stockholder and the Stockholder Associated Person therefrom);
     (3) as to the stockholder giving the notice and any Stockholder Associated Person, the class, series and number of all of our shares of stock which are owned by such stockholder and by such Stockholder Associated Person, if any, and the nominee holder for, and number of, shares owned beneficially but not of record by such stockholder and by any such Stockholder Associated Person;
     (4) as to the stockholder giving the notice and any Stockholder Associated Person covered by clauses (2) or (3) above, the name and address of such stockholder, as they appear on our stock ledger and current name and address, if different, and of such Stockholder Associated Person; and
     (5) to the extent known by the stockholder giving the notice, the name and address of any other stockholder supporting the nominee for election or reelection as a director or the proposal of other business on the date of such stockholder’s notice.
     “Stockholder Associated Person” of any stockholder means (1) any person controlling, directly or indirectly, or acting in concert with, such stockholder, (2) any beneficial owner of our shares of stock owned of record or beneficially by such stockholder and (3) any person controlling, controlled by or under common control with such Stockholder Associated Person.

Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview
          This section of the 10-K/A discusses the principles underlying our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to, and earned by, our executive officers and places in perspective the data presented in the tables and narrative that follow.
Compensation Philosophy and Objectives
          The Compensation Committee, in consultation with our Chief Executive Officer, sets our compensation philosophy.
          The basic philosophy underlying our executive compensation policies, plans, and programs is that executive and stockholder financial interests should be aligned as closely as possible, and that compensation should be based on delivering pay commensurate with performance. Accordingly, the executive compensation program for our Chief Executive Officer and our other executive officers has been structured to achieve the following objectives:
•	Provide compensation that attracts, retains, and motivates key executive officers to lead our company effectively and continue our short and long-term profitability and growth;

•	Link executive compensation and our financial and operating performance, by setting executive compensation based on the attainment of certain objective and subjective company and department performance goals; and

•	Align the interests of our executive officers and stockholders by implementing and maintaining compensation programs that provide for the acquisition and retention of significant equity interests in us by executive officers.
          Based on these objectives, the executive compensation program has been designed to assist us in attracting, motivating and retaining executive officers to help us achieve our performance goals. The program is structured to provide our executive officers with a combination of base salaries, annual cash incentive awards, long-term incentive awards and stock ownership opportunities.
          Employment agreements with our named executive officers were initiated and became effective upon the closing of our initial public offering. A description of these agreements is set forth under the heading “— Agreements with Executive Officers” on page 13 in this 10-K/A.
Setting Executive Compensation
          The Compensation Committee is comprised of three independent directors, Messrs. Lee (Chairman) and Georgius and Dr. Smoak. The Compensation Committee exercises independent discretion in respect of executive compensation matters and administers our 2005 long-term stock incentive plan. The Compensation Committee operates under a written charter adopted by the Board, a copy of which is available on our website at http://www.cogdellspencer.com.
          The Compensation Committee determines the total compensation and the allocation of such compensation among base salary, annual bonus amounts and other long-term incentive compensation as well as the allocation of such items among cash and equity compensation for our Chairman and our Chief Executive Officer. With respect to the compensation of our other executive officers, the Compensation

Committee solicits recommendations from our Chief Executive Officer regarding compensation and reviews his recommendations. We do not have a pre-established policy for the allocation between either cash and non-cash compensation or annual and long-term incentive compensation. The ultimate determination on total compensation and the elements that comprise that total compensation is made solely by the Compensation Committee.
          The Compensation Committee meets regularly during the year (eight meetings during 2007) to evaluate executive performance against the goals and objectives set at the beginning of the year, to monitor market conditions in light of these goals and objectives and to review the compensation practices. The Compensation Committee makes regular reports to the Board.
What the Executive Compensation Plan is Designed to Reward
The Compensation Committee has designed the executive compensation plan to achieve three primary objectives:
•	Attracting, Motivation and Retaining Key Executives. We have been successful in creating an experienced and highly effective team with long tenure and a deep commitment to us.

•	Linking Compensation to Performance. The Compensation Committee generally rewards the achievement of specific annual, long-term and strategic goals of both our company and each individual executive officer. The Compensation Committee measures performance of each executive officer, by considering (1) our performance and the performance of each executive officer’s department against financial measures established at the beginning of the year, and (2) a subjective evaluation of each executive officer. The Compensation Committee evaluates the performance of our Chairman of the Board and Chief Executive Officer without utilizing any predetermined measures.

•	Aligning the Interest of our Executive Officers with our Stockholders. Long-term incentive compensation is designed to provide incentives for each executive officer to successfully implement our long-term strategic goals and to retain such executive officer. We have designed our annual and long-term incentive programs to award performance-based equity to allow our executive officers to grow their ownership in our company and create a further alignment with our stockholders.
Measuring 2007 Performance
          Our compensation philosophy measures our performance as a whole and the performance of each department. Our Chief Executive Officer has prepared performance targets for each of our executive officers, other than the Chairman and Chief Executive Officer, and these performance targets have been approved and adopted by the Compensation Committee. These targets measure performance through the achievement of specific, objective, financial goals by us and the department of each executive officer as well as through a subjective evaluation of each executive officer. The Compensation Committee has not prepared predetermined performance targets for our Chairman of the Board or our Chief Executive Officer.
Elements of our Executive Compensation Program and Why We Chose Each Element
          Our executive compensation plan has been structured to provide short and long-term incentives that promote continuing improvements in our financial results and returns to our stockholders. The elements of our executive compensation are primarily comprised of three elements designed to complement each other. We review the various components of compensation as related but distinct. The Compensation Committee designs total compensation packages that it believes will best create retention incentives, link compensation to performance and align the interests of our executive officers and our stockholders. Each of our named executive officers has an employment agreement with us, which are described under the heading “— Agreements with Executive Officers” on 13 of this 10-K/A. Such agreements provide for certain severance or change of control payments under specified circumstances.
•	Annual base salaries. Annual base salaries are paid for ongoing performance throughout the year. In the case of each of our named executive officers, annual base salaries are paid in accordance with the employment agreement between us and such executive officers. Our base salaries of executive officers and annual incentive bonuses are designed to be competitive with those of executive officers of other equity REITs and private real estate companies, while also taking into account the executive officers’ performance. Together with our Chief Executive Officers, the Compensation Committee’s annual review of an executive officer includes a review of the performance of such executive officer’s department and our overall performance. Increases to the annual salary are based on recommendations of the Chief Executive Officer and are subject to approval by the Compensation Committee based on the Chief Executive Officer’s review of salaries of comparable executive officers in comparable companies. The Compensation Committee’s annual review of our Chairman of the Board and Chief Executive Officer includes a review of our overall performance. Pursuant to the employment agreements that we entered into with our named executive officers, annual salary cannot be decreased beyond the amount set forth in the executive officer’s employment agreement, as subsequently increased by our Board and our general partner in their discretion as they deemed appropriate, if applicable. We provide this element of compensation to compensate executive officers for services rendered during the fiscal year.

•	Annual Incentive Bonus. We have provided and expect to continue to provide for the payment of equity and cash incentive bonuses based on our performance in relation to both predetermined objectives and subjective individual executive performance. Annual incentive bonuses are awarded based on the performance of each executive officer, other than our Chairman of the Board and Chief Executive Officer, and our executive officers by considering (1) our performance and the performance of each executive’s department against financial measures established at the beginning of the year, and (2) a subjective evaluation of such executive officer. Annual incentive bonuses are awarded to our Chairman and Chief Executive Officer are based on an evaluation by the Compensation Committee of such executive, at its discretion. The Compensation Committee has not historically utilized predetermined measures in making its evaluation but is currently considering utilizing such measures going forward. We provide this element of compensation because we believe that it promotes loyalty, hard-work and focus, honesty and vision.

•	Long-Term Incentives. Pursuant to our 2005 long-term stock incentive plan, we have provided and expect to continue to provide long-term incentives through grants of stock options, restricted stock, long-term incentive units (“LTIP units”), stock appreciation rights, phantom shares, dividend equivalent rights and other equity-based awards, the exact numbers of which vary, depending on the position and salary of the executive officer. These equity based awards will be designed to link executive compensation to our long-term Common Stock performance. The Compensation Committee has the full authority to administer and interpret our 2005 long-term stock incentive plan, to authorize the granting of awards, to determine the eligibility of employees, directors, executive officers, advisors, consultants and other personnel, our subsidiaries, our affiliates and other persons expected to provide significant services to us or our subsidiaries to receive an award, to determine the number of shares of Common Stock to be covered by each award (subject to the individual participant limitations provided in the 2005 long-term stock incentive plan), to determine the terms, provisions and conditions of each award (which may not be inconsistent with the terms of our 2005 long-term stock incentive plan), to prescribe the form of instruments evidencing awards and to take any other actions and make all determinations that it deems necessary or appropriate in connection with our 2005 long-term stock incentive plan or the administration or interpretation thereof. In connection with this authority, the Compensation Committee may establish performance goals that must be met in order for awards to be granted or to vest, or for the restrictions on any such awards to lapse. We provide this element of compensation because we believe that it provides an incentive for executive officers to remain with us and focus on the long-term growth in our stock price. For more information on our 2005 long-term stock incentive plan, we refer you to our Registration Statement on Form S-11 filed by us on October 26, 2005.
Perquisites and Other Personal Benefits
          In order to attract and retain highly qualified individuals for key positions, we occasionally provide our executive officers with perquisites and other personal benefits that are consistent with our compensation philosophy. For more information regarding perquisites and other personal benefits, we refer you to the “All Other Compensation” table on page 12 of this 10-K/A.
How Each Element and Our Decisions Regarding Each Element Fit Into Our Overall Compensation Objectives and Affect Decisions Regarding Other Elements
          Our compensation program seeks to reward our executive officers for their superior performance and our performance, while closely aligning the interests of our executive officers with the interests of our stockholders. In making compensation decisions, the Compensation Committee considers various measures of company and industry performance, including a combination of funds from operations (FFO), gross revenue and earnings before interest, taxes, depreciation and amortization (EBITDA). Consistent with this approach, the Compensation Committee pays our executive officers annual base salaries in order to provide them with a minimum compensation level that is intended to reflect such executive officer’s value and historical contributions to our success in light of salary norms of our competitors. The Compensation Committee may elect to pay our executive officers annual incentives to reward our executive officers for achievement of financial and other performance of our company and of such executive officer’s department, with a component of performance based on a subjective evaluation. The Compensation Committee may elect to pay our executive officers long-term incentives to act as a retention pool and to provide continued and additional incentives to maximize our stock price and thereby more closely align the economic interests of our executive officers with those of our stockholders. Through the elements of our compensation program, the Compensation Committee seeks to maintain a competitive total compensation package for each executive officer, while being sensitive to our fiscal year budget, annual accounting costs and the impact of share dilution in making such compensation payments.
Other Matters
          Tax and Accounting Treatment. The Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended. Section 162(m) limits the deductibility on our tax return of compensation over $1 million to any of our named executive officers unless, in general, the compensation is paid pursuant to a plan which is performance-related, non-discretionary and has been approved by our stockholders. The Compensation Committee’s policy with respect to Section 162(m) is to make every reasonable effort to ensure that compensation is deductible to the extent permitted while simultaneously providing our executive officers with appropriate compensation for their performance. The Compensation Committee may make compensation payments that are not fully deductible if in its judgment such payments are necessary to achieve the objectives of our compensation program.
          We account for stock-based payments through our equity incentive plans, including our 2005 long-term stock incentive plan and performance bonus plan, in accordance with the requirements of Statement of Financial Accounting Standards No. 123-R.
Other Policies
          Although we do not have any policy in place regarding minimum ownership requirements for either our executive officers or directors, our named executive officers all have significant stakes in us. We do not have any policy in place regarding the ability of our executive officers or directors to engage in hedging activities with respect to our Common Stock. In addition, we do not have nonqualified deferred compensation plans.
Executive Compensation
     The following table sets forth the annual base salary and other compensation paid or earned in 2004, 2005, 2006 and 2007 to our Chairman, Chief Executive Officer, Chief Financial Officer and Executive Vice President. These executive officers are referred to herein collectively as the “named executive officers.”
Summary Compensation Table

							Changes in
							Pension Value
							and
							Nonqualified
						Non-Equity	Deferred
				Stock		Incentive Plan	Compensation	All Other
Name and Principal Position	Year	Salary	Bonus	Awards(1)	Option Awards	Compensation	Earnings	Compensation(2)	Total
James W. Cogdell	2007	$442,080.00	$—					$22,525.08	$464,605.08
Chariman	2006	$442,080.00	$—	$—	$—	$—	$—	$21,782.00	$463,862.00
	2005	$432,013.00	$—	$—	$—	$—	$—	$17,703.00	$449,716.00
	2004	$430,000.00	$—	$—	$—	$—	$—	$17,445.00	$447,445.00

Frank C. Spencer	2007	$442,080.00	$—	$—	$—	$—	$—	$25,932.04	$468,012.04
Chief Executive Officer	2006	$442,080.00	$—	$—	$—	$—	$—	$24,557.00	$466,637.00
and President	2005	$344,513.00	$100,000.00	$1,401,001.00	$—	$—	$—	$20,050.00	$1,864,564.00
	2004	$325,000.00	$—	$—	$—	$—	$—	$20,874.00	$335,874.00

Charles M. Handy	2007	$234,840.00	$109,797.00	$—	$—	$—	$—	$27,719.04	$372,356.04
Chief Executive Officer,	2006	$234,840.00	$92,762.00	$—	$—	$—	$—	$26,579.00	$354,181.00
Senior Vice President	2005	$173,890.00	$109,243.00	$1,078,480.00	$—	$—	$—	$15,306.00	$1,376,919.00
and Secretary	2004	$159,450.00	$52,436.00	$—	$—	$—	$—	$13,457.00	$225,343.00

Heidi M. Wilson(3)	2007	$147,499.92	$94,800.00	$—	$—	$—	$—	$6,385.08	$248,685.00
Executive Vice President

(1)	Reflects the grant of LTIP units concurrently with the closing of our initial public offering and vested immediately. Such LTIP units were not granted under our 2005 long-term stock incentive plan. The value is based upon the initial public offering price of $17.00 and is consistent with the cost recognized in accordance with SFAS 123R in our financial statements.

(2)	All other compensation includes employer 401(k) match, health insurance premiums, term life insurance premiums, disability insurance premiums and personal use of company-owned vehicles. For more information on these amounts, see “All Other Compensation” below.

(3)	Heidi M. Wilson’s employment with the company began on April 5, 2007.
The following table sets forth the components of the “All Other Compensation” column found in the previous table.
All Other Compensation

			Health, Life
			and
			Disability		Personal Use
		Employer	Insurance	Car	of Company
Name	Year	401(k) Match	Premiums	Allowance	Vehicle	Total
James W. Cogdell	2007	$9,000.00	$3,853.08	$—	$9,672.00	$22,525.08
	2006	$8,800.00	$3,593.00	$—	$9,389.00	$21,782.00
	2005	$8,400.00	$3,595.00	$—	$5,708.00	$17,703.00
	2004	$8,200.00	$3,620.00	$—	$5,625.00	$17,445.00

Frank C. Spencer	2007	$9,000.00	$7,814.04	$—	$9,118.00	$25,932.04
	2006	$8,800.00	$7,257.00	$—	$8,500.00	$24,557.00
	2005	$8,400.00	$6,906.00	$—	$4,744.00	$20,050.00
	2004	$8,200.00	$6,982.00	$—	$5,692.00	$20,874.00

Chares M. Handy	2007	$9,000.00	$7,814.04	$—	$10,905.00	$27,719.04
	2006	$8,800.00	$7,257.00	$—	$10,522.00	$26,579.00
	2005	$8,400.00	$6,906.00	$—	$—	$15,306.00
	2004	$6,475.00	$6,982.00	$—	$—	$13,457.00

Heidi M. Wilson(1)	2007	$—	$1,070.82	$5,314.26	$—	$6,385.08

(1)	Heidi M. Wilson’s employment with the company began on April 5, 2007.
     Our company did not make any grants of equity or non-equity incentive plan-based awards to our executive officers during 2007. Our executive officers did not receive any grants of option awards or unvested stock awards during 2007. In addition, we did not grant stock options, stock appreciation rights or similar instruments.
     In recognition of the role played by certain of our employees and officers in guiding us through the recently completed acquisition of MEA, our board of directors awarded approximately 156,739 LTIP units in the Operating Partnership, effective March 31, 2008, to certain of our employees, including certain of our officers, as follows: Mr. Spencer was awarded 62,695 LTIP units, Mr. Cogdell was awarded 23,511 LTIP units, Mr. Handy was awarded 39,185 LTIP units, and Ms. Wilson was awarded 9,404 LTIP units. The aggregate number of LTIP units awarded was calculated using $15.95 per LTIP unit, which was the price per share paid in connection with our private offering in January 2008. Of the total number of LTIP units awarded, 20% vested on the effective date of issuance, March 31, 2008, and the remaining 80% will vest if, and when, we achieve certain performance standards as provided in the awards.
New Compensation Policies
     The Compensation Committee, in consultation with our Chief Executive Officer, is currently evaluating the implementation of new compensation policies, including new incentive compensation policies, to attract, motivate and retain key executives, link compensation arrangements to performance, and further align the long-term interests of our executive officers with our stockholders. We expect to implement these new arrangements during 2008.
Agreements with Executive Officers
     We entered into written employment agreements with our named executive officers employed at the time of our initial public offering that became effective upon the closing of our initial public offering, pursuant to which Messrs. Cogdell, Spencer and Handy are expected to agree to serve, respectively, as our Chairman, Chief Executive Officer and President, and Chief Financial Officer, Senior Vice President and Secretary. We also entered into an employment agreement with Mrs. Heidi M. Wilson, our Executive Vice President that became effective with her employment on April 5, 2007. The employment agreements require the executive officers to devote substantially all of their business time and effort to our affairs.
     The employment agreements with Messrs. Cogdell and Spencer are each for a five-year term and Mr. Handy’s is for a three-year term; provided, however, that the terms will be automatically extended for successive one-year periods unless, not later than three months prior to the termination of the existing term, either party provides written notice to the other party of its intent not to further extend the term. The employment agreements provide for an annual base salary to each of Messrs. Cogdell, Spencer and Handy, respectively, and for bonus and other incentive eligibility (as determined by the Compensation Committee of the Board) and participation in employee benefit plans and programs. We shall also make available to each of Messrs. Cogdell, Spencer and Handy, use of a Company car.
     The employment agreement with Mrs. Wilson is for a three-year period; provided, however, that the term will be automatically extended for successive one-year periods unless, not later than three months prior to the termination of the existing term, either party provides written notice to the other party of its intent not to further extend the term. Ms. Wilson’s employment agreement provides for an initial annual base salary of $200,000 and for bonus and other incentive eligibility (as determined by the Compensation Committee of the Board) and participation in employee benefit plans and programs.

The compensation otherwise payable to Messrs. Cogdell and Spencer shall be subject to reduction as follows:
     In the event that during the term of their employment agreements or any extension thereof, the average annual combined net operating income for East Jefferson Medical Office Building and East Jefferson Medical Specialty Building for any of the years ended December 31, 2007, 2008, 2009 and 2010 declines by more than 15% from their combined estimated 2006 net operating income, which is estimated to be $2.15 million, an amount equal to such additional decline (up to the next 15% of such shortfall) (which is referred to in the employment agreements as the “captured shortfall amount”) shall off-set the compensation otherwise payable to each such executive officer in the next calendar year following such measurement period by an amount equal to 50% of such captured shortfall amount.
     Upon the termination of an executive officer’s employment either by us for “cause” or by the executive officer without “good reason” during the term of his/her employment agreement, such executive officer will be entitled to receive his annual base salary and other benefits accrued through the date of termination of the executive officer’s employment.
     The term “cause” as used in the employment agreements is generally defined to mean:
(i) conviction of, or formal admission to, a felony;
(ii) engagement in the performance of the executive officer’s duties, or otherwise to our material and demonstrable detriment, in willful misconduct, willful or gross neglect, fraud, misappropriation or embezzlement;
(iii) repeated failure to adhere to the directions of our Board, or to adhere to our policies and practices;
(iv) willful and continued failure to substantially perform the executive’s duties properly assigned to him (other than any such failure resulting from his disability) after demand for substantial performance is delivered by us specifically identifying the manner in which we believe the executive officer has not substantially performed such duties;
(v) breach of any of the provisions of the covenants of the executive officer’s employment agreement; or
(vi) breach in any material respect of the terms and provisions of the executive officer’s employment agreement and failure to cure such breach within 90 days following written notice from us specifying such breach.
The term “good reason” as used in the employment agreements is generally defined to mean:
(i) the material reduction of the executive officer’s authority, duties and responsibilities, the failure to continue the executive officer’s appointment in his given position, or the assignment to the executive officer of duties materially inconsistent with the executive officer’s position or positions with us;
(ii) a reduction in annual salary of the executive officer;
(iii) the relocation of the executive officer’s office to more than 50 miles from Charlotte, North Carolina;
(iv) our material and willful breach of the executive officer’s employment agreement;

or, in the case of Messrs. Cogdell and Spencer only,
(v) a decision by us, over the reasonable objection of the executive officer acting in good faith, materially to change our business plan so as to effect a fundamental change to our primary business purpose.
     Upon the termination of an executive officer’s employment either by us without “cause” or by the executive officer for “good reason,” or, in the case of Messrs. Cogdell and Spencer, any non-renewal of the executive officer’s employment agreement by us, the executive officer will be entitled under his employment agreement to the following severance payments and benefits:
•	annual base salary, bonus and other benefits accrued through the date of termination;

•	a lump-sum cash payment equal to 1.99 multiplied by the sum of (1) the executive officer’s then-current annual base salary and (2) the greater of (A) the average bonus paid to the executive officer over the previous two years and (B) the maximum bonus payable to the executive officer for the fiscal year in which the termination occurs;

•	for three years after termination of employment, continuing coverage under the group health plans the executive officer would have received under his employment agreement, as would have applied in the absence of such termination; and

•	full vesting of all outstanding equity-based awards held by the executive officer.
     Upon a change of control (as defined in the employment agreements), while the executive officer is employed, all outstanding unvested equity-based awards (including stock options and restricted stock) shall fully vest and become immediately exercisable, as applicable. In addition if, after a change of control, the executive officer terminates his employment with us within one year of the change in control, such termination shall be deemed a termination by the executive officer for good reason The term “change of control” as used in the employment agreements is generally defined to mean:
(i) any transaction by which any person or group becomes the beneficial owner, either directly or indirectly, of our securities representing 50% or more of either (A) the combined voting power of our then outstanding securities or (B) the then outstanding shares of our Common Stock; or
(ii) any consolidation or merger where our stockholders, immediately prior to the consolidation or merger, would not, immediately after the consolidation or merger, beneficially own, directly or indirectly, shares representing in the aggregate 50% or more of the combined voting power of the securities of the corporation issuing cash or securities in the consolidation or merger (or of its ultimate parent corporation, if any); or
(iii) there shall occur (A) any sale, lease, exchange or other transfer of all or substantially all of our assets, or (B) the approval by our stockholders of any plan or proposal for our liquidation or dissolution; or
(iv) the members of our Board, at the beginning of any consecutive 24-calendar-month period cease for any reason other than due to death to constitute at least a majority of the members of the Board.
     With respect to Mr. Handy and Ms. Wilson, in the event of any notice of non-renewal of the employment agreement by us, the executive officer will be entitled under his employment agreement to the same payments and benefits as if terminated other than for cause, except that the executive officer’s lump-sum cash payment will equal the sum of (1) the executive officer’s then-current annual base salary;

and (2) the maximum bonus payable to the executive officer for the fiscal year in which the termination occurs.
     Upon the termination of the executive officer’s employment due to the death or disability (generally meaning a condition rendering the executive officer unable to perform substantially and continually the duties assigned to him) of the executive officer, the executive officer (or his estate) will be entitled under his employment agreement to his annual base salary, bonus and other benefits accrued through the date of termination and full vesting of all outstanding equity-based awards held by the executive officer.
     In the event that any amount payable to an executive officer is determined to be an “excess parachute payment” under Section 280G of the Code, we have also agreed to make a gross-up payment to the executive officer equal to the excise tax imposed on the executive under Section 4999 of the Code. The amount of gross-up payment (which is also treated as an excess parachute payment) shall be equal to the sum of the excise taxes payable by the executive officer by reason of receiving the parachute payments plus the amount necessary to put the executive officer in the same after-tax position as if no excise taxes had been imposed on the executive officer (taking into account any and all applicable federal, state and local excise, income or other taxes at the highest applicable rates). The excise taxes shall be payable by the executive officer and we must withhold the excise tax as if the payment constituted wages to the executive officer. In addition, we are not entitled to an income tax deduction related to any excess parachute payments or related gross-up payments.
     We have also agreed to provide Mr. Cogdell’s personal accountant with an office at our headquarters building provided that Mr. Cogdell shall reimburse us for the use of such office space and for any and all benefits that we provide to this person.
     Upon termination of the executive officer’s employment, if we elect to subject the executive officer to the non-competition, confidentiality and non-solicitation provisions described below, the executive officer will be entitled to a cash payment equal to the sum of (1) the executive officer’s then-current annual base salary and (2) the greater of (A) the average bonus paid to the executive officer over the previous two years and (B) the maximum bonus payable to the executive officer for the fiscal year in which the termination occurs. Pursuant to the terms of the non-competition provisions, the executive officer is prohibited for a one-year period following termination from, directly or indirectly, whether as an owner, partner, shareholder, principal, agent, employee, consultant or in any other relationship or capacity, engaging in any element of our business or otherwise competing with us or our affiliates, rendering any services to any person, corporation, partnership or other entity engaged in competition with us or our affiliates, or providing financial assistance to or otherwise obtaining an ownership interest in a competitor of ours or of our affiliates within a restricted territory encompassing several states in the Southeast.
     The executive officer is required to keep secret and retain in strictest confidence, and not use for his benefit or the benefit of others, except in connection with our business and affairs and those of our affiliates, all confidential matters relating to our business and the business of any of our affiliates and to us and any of our affiliates, learned by the executive officer directly or indirectly from us or any of our affiliates, and is not to disclose such confidential information to anyone outside of our company except with our express written consent and except for confidential information which is at the time of receipt, or thereafter becomes, publicly known through no wrongful act of the executive officer, or is received from a third party not under an obligation to keep such information confidential and without breach of the executive officer’s employment agreement.
     Finally, the executive officer is prohibited from, directly or indirectly, knowingly soliciting or encouraging to leave the employment or other service, or the employment or service of any of our affiliates, any employee or independent contractor thereof or hiring any employee or independent contractor who has left our employment or other service or the employment or service of any of our affiliates within the one-year period which follows the termination of such employee’s or independent contractor’s employment or other service with us and our affiliates.
     The following chart sets forth the cost that we would have incurred if one of the named executive officers ceased working for us as of December 31, 2007 under the terms of our employment agreements:
Cost of Termination Under Employment Agreements

			Continued	Accelerated
			Medical and	Vesting of
			Dental	Unvested Equity	Excise Tax	Total Cost of
Type of Termination/Name(1)	Severance(2)		Benefits(4)	Compensation(5)	Gross-Up(6)	Termination
Termination For Cause/Resignation without Good Reason
James W. Cogdell	$—		$—	100% forfeited	n/a	$—
Frank C. Spencer	$—		$—	100% forfeited	n/a	$—
Chares M. Handy	$—		$—	100% forfeited	n/a	$—
Heidi M. Wilson	$—		$—	100% forfeited	n/a	$—

Termination Without Cause/Resignation with Good Reason (without a change of control)
James W. Cogdell	$1,621,819	(3)	$24,927	$—	n/a	$1,646,746
Frank C. Spencer	$1,321,819		$24,927	$—	n/a	$1,346,746
Chares M. Handy	$1,053,257		$24,927	$—	n/a	$1,078,184
Heidi M. Wilson	$897,000		$24,927	$—	n/a	$921,927

Change of Control
James W. Cogdell	$1,621,819	(3)	$24,927	$—	$—	$1,646,746
Frank C. Spencer	$1,321,819		$24,927	$—	$—	$1,346,746
Chares M. Handy	$1,053,257		$24,927	$—	$298,975	$1,377,159
Heidi M. Wilson	$897,000		$24,927	$—	$352,933	$1,274,860

Non-renewal of Employment Agreement
James W. Cogdell	$1,621,819	(3)	$24,927	$—	n/a	$1,646,746
Frank C. Spencer	$1,321,819		$24,927	$—	n/a	$1,346,746
Chares M. Handy	$352,260		$24,927	$—	n/a	$377,187
Heidi M. Wilson	$300,000		$24,927	$—	n/a	$324,927

Death or Disability
James W. Cogdell	$—		$24,927	$—	n/a	$24,927
Frank C. Spencer	$—		$24,927	$—	n/a	$24,927
Chares M. Handy	$—		$24,927	$—	n/a	$24,927
Heidi M. Wilson	$—		$24,927	$—	n/a	$24,927

(1)	In analyzing the “golden parachute” tax rules (assuming that such rules are potentially applicable here), we have taken the position for purposes of completing the table that, in connection with the post-termination non-competition covenants in the employment agreements with each of the persons set forth in the table, excess parachute payments should be reduced by an amount equal to one times certain annual compensation, which is the amount payable by us to the executive if we determine to enforce such covenants.

(2)	All amounts reflect cash.

(3)	The amount includes the payment on behalf of Mr. Cogdell for office and secretarial services pursuant to the terms of our employment agreement with Mr. Cogdell.

(4)	The cost of the medical and dental insurance is based on the average cost paid by us for health insurance for a family with dependent children during 2007. The actual amount will vary based on the cost of health insurance at the time of termination, whether the individual is single or married and whether the individual has dependent children.

(5)	There was no unvested equity compensation at December 31, 2007.

(6)	Under the employment agreements for Messrs. Cogdell, Spencer, Handy and Mrs. Wilson, if any payments constitute “excess parachute payments” under Section 280G of the Internal Revenue Code (the “Code”) such that the executive officer incurs an excise tax under Section 4999 of the Code, we will provide an “excise tax gross-up” payment in an amount such that the executive officer would receive the same amount of severance had the excise tax not applied. The cost of the excise tax gross-up is an estimate based on a number of assumptions including: (i) Cogdell Spencer Inc. is subject to a change of control on December 31, 2007, (ii) all of the named executive officers are terminated on December 31, 2007 without cause following that change of control, and (iii) all the named executive officers receive cash incentive compensation for 2007 using the target percentage for each executive officer. Gross-up payments are being included for informational purposes only. We have not yet confirmed whether gross-up payments would be required in the event of a termination of any or all of the persons set forth in the table. There may be both factual and legal bases for concluding that underlying “golden parachute” taxes, and therefore gross-up payments, should not be payable.
Director Compensation
     Each non-employee member of our Board is entitled to receive annual compensation for his services as a director as follows effective January 1, 2008: $25,000 per year, $1,500 per meeting attended,

$750 per committee meeting attended and $750 per committee or teleconference meeting attended. The chairperson of the Audit Committee is entitled to receive an additional $10,000 annually and the chairperson of the Compensation Committee is entitled to receive an additional $7,000 annually in compensation. The chairperson of the Nominating and Corporate Governance Committee is entitled to receive an additional $5,000 annually in compensation. Such amounts shall be paid in cash.
     The following table sets forth compensation information for each of our non-employee directors for the fiscal year ended December 31, 2007:
Director Compensation

					Change in
					Pension Value
					and
					Nonqualified
	Fees Earned			Non-Equity	Deferred	All
	or Paid in	Stock	Option	Incentive Plan	Compensation	Other
Name	Cash	Awards	Awards	Compensation	Earnings	Comp.	Total
John R. Georgius	$48,500.00	$—	$—	$—	$—	$—	$48,500.00
Richard B. Jennings	$30,000.00	$—	$—	$—	$—	$—	$30,000.00
Christopher E. Lee	$36,500.00	$—	$—	$—	$—	$—	$36,500.00
Richard C. Neugent	$37,000.00	$—	$—	$—	$—	$—	$37,000.00
Randolph D. Smoak	$38,000.00	$—	$—	$—	$—	$—	$38,000.00
     Effective February 27, 2008, each non-employee member of our board of directors was granted restricted shares of our common stock or LTIP units in the Operating Partnership as follows: Messrs. Georgius, Lee and Smoak were each granted 3,135 LTIP units, and Messrs. Jennings and Neugent were each granted 3,135 restricted shares of our common stock.
Compensation Committee Report
     The executive compensation philosophy, policies, plans, and programs are of Cogdell Spencer Inc., a Maryland Corporation (the “Company”), under the supervision of the Compensation Committee (the “Compensation Committee”) of the Board of Directors (the “Board”) of the Company, which is composed of the non-management directors named below, each of whom has been determined by the Board to be independent under the applicable rules of the Securities and Exchange Commission and the New York Stock Exchange listing standards.
     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on the review and discussions, the Compensation Committee recommended to the Board, that the Compensation Discussion and Analysis be included in the proxy statement for the Company’s 2008 annual meeting of stockholders.
     Respectfully submitted by the members of the Compensation Committee:
Christopher E. Lee, Chairman
John R. Georgius
Randolph D. Smoak, M.D.
Compensation Committee Interlocks and Insider Participation
     There are no Compensation Committee interlocks and none of our employees participate on the Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
     The following table sets forth the beneficial ownership of our Common Stock, as of April 23, 2008, for: (1) each person known to us to be the beneficial owner of more than 5% of our outstanding Common Stock, (2) each of our directors and nominees for director, (3) each of our named executive officers who is not a director and (4) our directors, nominees for director and executive officers as a group. Except as otherwise described in the notes below, the following beneficial owners have sole voting power and sole investment power with respect to all shares of Common Stock set forth opposite their respective names. In accordance with SEC rules, each listed person’s beneficial ownership includes:
•	all shares the investor actually owns beneficially or of record;

•	all shares over which the investor has or shares voting or dispositive control (such as in the capacity as a general partner of an investment fund); and

•	all shares the investor has the right to acquire within 60 days (such as upon exercise of options that are currently vested or which are scheduled to vest within 60 days).
     Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power. Except as indicated below, the business address of the stockholders listed below is the address of our principal executive office, 4401 Barclay Downs Drive, Suite 300, Charlotte, NC 28209-4670.
Beneficial Owner

	Number of
	Shares and Units		Percent of All
	Beneficially	Percent of All	Shares and
Name of Beneficial Owner	Owned(1)	Shares(2)	Units(3)
Davis Advisers (4)	1,997,378	12.97%	8.21%
Deutsche Bank AG(5)	1,783,300	11.58%	7.33%
Security Capital Research & Management Inc. (6)	921,000	5.99%	3.79%

Directors
James W. Cogdell(7)	2,251,203	13.80%	9.26%
Frank C. Spencer(8)(9)	483,726	3.09%	1.99%
John R. Georgius(10)	32,135	*	*
Richard B. Jennings(11)	18,825	*	*
Christopher E. Lee(12)	7,635	*	*
Richard C. Neugent(13)	7,635	*	*
Randolph D. Smoak(14)	11,482	*	*
David J. Lubar(15)	1,954,073	11.26%	8.03%

Nondirector Named Executive Office
Chares M. Handy(16)	88,904	*	*
Heidi M. Wilson(17)	11,321	*	*
Directors and Executive Officers as a Group (10 persons)	4,855,618	25.68%	19.97%

(1)	Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. A person is deemed to be the beneficial owner of any shares of Common Stock if that person has or shares voting power or investment power with respect to those shares, or has the right to acquire beneficial ownership at any time within 60 days of the date of the table. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares.

(2)	Assumes a total of 15,402,794 shares of our Common Stock are outstanding as of March 31, 2008. In addition, amounts listed for each individual assume that all units, including vested LTIP units, beneficially owned by such individual are exchanged for shares of our Common Stock, and amounts for all directors and officers as a group assume all vested LTIP units held by them are exchanged for shares of our Common Stock, but none of the units held by other persons are exchanged for shares of our Common Stock.

(3)	Assumes a total of 24,320,614 shares of our Common Stock and units in our operating partnership (“OP units”), including vested LTIP units, are outstanding as of March 31, 2008, which is comprised of 15,402,794 shares of Common Stock, 8,877,067 OP units which may be exchanged for cash or, at our option, shares of our Common Stock, and 40,753 vested LTIP units.

(4)	Information is based on a Schedule 13G filed with the SEC by Davis Selected Advisers, L.P. Davis Selected Advisers, L.P. has sole voting power and sole dispositive power over all of these shares. The address for Davis Selected Advisers, L.P. is 2949 East Elvira Road, Suite 101, Tucson, Arizona 85706.

(5)	Information is based on a Schedule 13G filed with the SEC by Deutsche Bank AG. Deutsche Bank AG has sole voting power over 215,900 of these shares and sole dispositive power over 1,783,300 of these shares. RREEF America, L.L.C., a subsidiary of Deutsche Bank AG and the acquirer of the shares, has sole voting power over none of these shares and has sole dispositive power over 1,567,400 of these shares. Deutsche Investment Management Americas, a subsidiary of Deutsche Bank AG, has sole voting power over 215,900 of these shares and has sole dispositive power over 215,900 of these shares. The address for Deutsche Bank AG is Taunusanlage 12, D-60325 Frankfurt am Main, Federal Republic of Germany.

(6)	Information is based on a Schedule 13G/A filed with the SEC by Security Capital Research & Management Inc. (SC-R&M). SC-R&M has sole voting power and sole dispositive power over all of these shares. Nuveen Real Estate Income Fund (“the Fund”), a closed-end management investment company under the Investment Company Act of 1940, as amended, has shared voting power and shared dispositive power over 791,400 of these shares. SC-R&M serves as a sub-advisor to the Fund. These shares were beneficially owned on behalf of other persons known to have one or more of the following: the right to receive dividends for such shares, the power to direct the receipt of dividends from such shares, the right to receive the proceeds from the sale of such shares and the right to direct the receipt of proceeds from the sale of such securities. The address for SC-R&M is 10 South Dearborn Street, Suite 1400, Chicago IL 60603.

(7)	James W. Cogdell is the Chairman of our Board. This amount includes 1,345,203 shares of Common Stock, 901,298 OP units and 4,702 fully vested LTIP units. Mr. Cogdell has pledged approximately 1,000,000 shares of his Common Stock in connection with a personal line of credit.

(8)	Frank C. Spencer is our Chief Executive Officer. This amount includes 237,328 shares of Common Stock, 233,859 OP units and 12,539 fully vested LTIP units.

(9)	Frank C. Spencer is co-trustee of James W. Cogdell’s estate and would thus assume voting power of the shares of Mr. Cogdell’s estate in the event of Mr. Cogdell’s death.

(10)	This amount includes 2,500 restricted shares of our Common stock and 3,135 fully vested LTIP units.

(11)	This amount includes 5,635 restricted shares of our Common stock.

(12)	This amount includes 2,500 restricted shares of our Common stock and 3,135 fully vested LTIP units.

(13)	This amount includes 5,635 restricted shares of our Common stock.

(14)	This amount includes 5,847 OP units, 2,500 restricted shares of our Common stock and 3,135 fully vested LTIP units.

(15)	David J. Lubar owns these OP units indirectly through Lubar Capital LLC. Mr. Lubar is the President and Director of Lubar & Co. which is the manager of Lubar Capital LLC and holds a pecuniary interest therein. Mr. Lubar disclaims beneficial ownership of the securities except to the extent of his pecuniary interest therein.

(16)	Charles M. Handy is our Chief Financial Officer, Senior Vice President and Secretary. This amount includes 1,600 shares of Common Stock, 79,467 OP units and 12,539 fully vested LTIP units.

(17)	Heidi M. Wilson is our Executive Vice President. This amount includes 9,440 shares of our Common Stock and 1,881 fully vested LTIP units.

Item 13. Certain Relationships, Related Transactions, and Director Independence
Certain Relationships and Related Transactions
     In 2005, our Board formally adopted a written policy with respect to transactions involving “related parties.” Pursuant to this policy, all related party transactions (generally, transactions involving amounts exceeding $120,000 in which a related party (directors and executive officers or their immediate family members, or stockholders owning 5% or more of our outstanding stock)) shall be subject to approval or ratification:
     Pursuant to Maryland law, a contract or other transactions between us and a director or between us and any other corporation or other entity in which any of our directors is a director or has a material financial interest is not void or voidable solely on the grounds of such common directorship or interest, the presence of such director at the meeting at which the contract or transaction is authorized, approved or ratified or the counting of the director’s vote in favor thereof, provided that:
•	the material facts relating to the common directorship or interest and as to the transaction must be disclosed to our Board or a committee of our Board, and our Board or committee must authorize, approve or ratify the transaction or contract by the affirmative vote of a majority of disinterested directors, even if the disinterested directors constitute less than a quorum;

•	the material facts relating to the common directorship or interest and as to the transaction must be disclosed to our stockholders entitled to vote thereon, and the transaction must be authorized, approved or ratified by a majority of the votes cast by our stockholders entitled to vote (other than the votes of shares owned of record or beneficially by the interested director); or

•	the transaction or contract is fair and reasonable to us at the time it is authorized, ratified or approved.
     Our policy requires that all contracts and transactions between us and any related parties must be approved by the affirmative vote of a majority of our disinterested directors. Where appropriate, in the judgment of our disinterested directors, our Board may obtain a fairness opinion or engage independent counsel to represent the interests of non-affiliated stockholders, although our Board will have no obligation to do so.
Director Independence
     The Guidelines provide that a majority of our directors serving on our Board must be independent as required by the listing standards of the NYSE and the applicable rules promulgated by the SEC. Our Board has affirmatively determined, based upon its review of all relevant facts and circumstances, that each of the following directors has no direct or indirect material relationship with us and is independent under the listing standards of the NYSE and the applicable rules promulgated by the SEC: Messrs. Georgius, Lee, Neugent, Lubar and Dr. Smoak. The Board has determined that each of Mr. Cogdell, the Chairman of the Board, Mr. Spencer, our Chief Executive Officer, Mr. Jennings and Mr. Ransom are not independent directors because each is either our executive officer or has or has had direct or indirect material relationships with us. Pursuant to an engagement letter entered into on December 1, 2004, we engaged Realty Capital International Inc., an affiliate of Mr. Jennings, to provide advisory services to us relating to the structure and terms of our formation transactions and our initial public offering. As part of this engagement, we paid $10,000 in cash per month in fees for Realty Capital International Inc.’s role as adviser throughout the course of our initial public offering. Upon the closing of our initial public offering, Realty Capital International Inc. also received a success fee equal to 0.5% of the gross offering proceeds, including any over-allotment proceeds.

Item 14. Principal Accountant Fees and Services
Accounting Fees and Services
     The following table presents aggregate fees billed to us for the fiscal years ended December 31, 2007, 2006 and 2005 by our principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”).
Accounting Fees and Services

Type of Fees	2007	2006	2005

Audit Fees
Audit of our annual financial statements and internal control over financial reporting and the review of the financial statements included in our Quarterly Reports on Forms 10-Q	$564,549	$846,157	$—
Comfort letters, consents and assistance with documents filed with the SEC	128,231	72,280	—
Audits of the 2004, 2003, and 2002 combined financial statements of our predecessor, including comfort letter procedures and issuance, review of unaudited stub period financial statements and review of our Registration Statement on Form S-11 and amendments thereto	—	—	1,786,000
Audit of our and our predecessor’s financial statements for the fiscal year ended December 31, 2005 and quarterly review procedures	$—	$—	$528,000

Subtotal	692,780	918,437	2,314,000

Audit-Related Fees
Historical property level financial statement audits required by the SEC in accordance with Rule 3-14 of Regulation S-X	—	58,876	—

Tax Fees

Tax compliance	336,378	335,750	—
Tax consultation and tax planning advice in connection with acquisitions, entity structuring and REIT compliance	231,796	113,002	—
Tax compliance for us and our predecessor entities for the fiscal year ended December 31,2005	—	—	375,000
Tax advice, planning and research in connection with our formation transactions and initial public offering	—	—	874,000

Subtotal	568,174	448,752	1,249,000
All other fees	—	—	—
Total	$1,260,954	$1,426,065	$3,563,000

Audit Committee Pre-Approval of Services by the Independent Auditor
     In accordance with its charter and applicable rules and regulations adopted by the SEC, the Audit Committee reviews and pre-approves any engagement of our independent registered public accounting firm to provide audit, review, or attest services or non-audit services and the fees for any such services.

The Audit Committee annually considers and, if appropriate, approves the provision of audit services by the independent registered public accounting firm. In addition, the Audit Committee periodically considers and, if applicable, approves the provision of any additional audit and non-audit services by our independent registered public accounting firm that are neither encompassed by the Audit Committee’s annual pre-approval nor prohibited by applicable rules and regulations of the SEC. The Audit Committee has delegated to the Chairman of the Audit Committee, Mr. Georgius, the authority to pre-approve, on a case-by-case basis, any such additional audit and non-audit services to be performed by our independent registered public accounting firm. Mr. Georgius reports any decision to pre-approve such services to the Audit Committee at its next regular meeting. For 2007, the audit committee pre-approved 100% of the services for which fees were incurred.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGDELL SPENCER INC. Registrant
Date: April 29, 2008	/s/ Frank C. Spencer
Frank C. Spencer
President and Chief Executive Officer (Principal Executive Officer)

Date: April 29, 2008	/s/ Charles M. Handy
Charles M. Handy
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 29, 2008	/s/ James W. Cogdell
James W. Cogdell
Chairman of the Board of Directors

Date: April 29, 2008	/s/ Frank C. Spencer
Frank C. Spencer
President, Chief Executive Officer and Director

Date: April 29, 2008	/s/ John R. Georgius
John R. Georgius
Director

Date: April 29, 2008	/s/ Christopher E. Lee
Christopher E. Lee
Director

Date: April 29, 2008	/s/ Randolph D. Smoak, M.D.
Randolph D. Smoak, M.D.
Director

Date: April 29, 2008	/s/ Richard C. Neugent
Richard C. Neugent
Director

Date: April 29, 2008	/s/ Richard B. Jennings
Richard B. Jennings
Director

Date: April 29, 2008	/s/ David J. Lubar
David J. Lubar
Director

PART IV
Item 15. Exhibits, Financial Statements Schedules
31.1(1) Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2(1) Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1(1) Certifications pursuant to Section 1350.

(1)	Filed herewith.