Form 10-Q
period 2008-03-31
Cogdell Spencer Inc.
filed 2008-05-12
CIK 1332896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 15,402,322 shares of common stock, par value $.01 per share, outstanding as of May 7, 2008.

Page
PART I FINANCIAL INFORMATION	3
Item 1 Financial Statements	3
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3 Quantitative and Qualitative Disclosures about Market Risk	34
Item 4 Controls and Procedures	34
PART II Other Information	35
Item 1 Legal Proceedings	35
Item 1A Risk Factors	35
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3 Defaults Upon Senior Securities	36
Item 4 Submission of Matters to a Vote of Security Holders	36
Item 5 Other Information	36
Item 6 Exhibits	36
Exhibit 3.1
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 10.10
Exhibit 10.11
Exhibit 10.12
Exhibit 10.13
Exhibit 10.14
Exhibit 10.15
Exhibit 10.16
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COGDELL SPENCER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	March 31,	December 31,
	2008	2007
Assets
Real estate properties:
Land	$30,674	$30,673
Buildings and improvements	477,529	455,606
Less: Accumulated depreciation	(50,805)	(44,596)

Net operating real estate properties	457,398	441,683
Construction in progress	16,600	13,380

Net real estate properties	473,998	455,063
Cash and cash equivalents	13,581	3,555
Restricted cash	22,874	1,803
Tenant and accounts receivable, net of allowance of $94 in 2008 and $19 in 2007	53,124	2,249
Goodwill and intangible assets, net of accumulated amortization of $21,476 in 2008 and $18,728 in 2007	321,922	31,589
Other assets	27,729	11,978

Total assets	$913,228	$506,237

Liabilities and stockholders’ equity
Mortgage notes payable	$241,105	$237,504
Revolving credit facility	116,000	79,200
Term loan	100,000	—
Accounts payable	31,607	5,817
Billings in excess of costs and estimated earnings on uncompleted contracts	38,875	—
Deferred income taxes	42,893	217
Payable to MEA shareholders	32,405	—
Other liabilities	37,900	21,243

Total liabilities	640,785	343,981
Commitments and contingencies
Minority interests in real estate partnerships	2,502	2,434
Minority interests in operating partnership	95,531	44,787
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000 shares authorized, none issued or outstanding	—	—
Common Stock; $0.01 par value; 200,000 shares authorized, 15,403 and 11,948 shares issued and outstanding in 2008 and 2007, respectively	154	119
Additional paid-in capital	235,211	166,901
Accumulated other comprehensive loss	(3,006)	(1,234)
Accumulated deficit	(57,949)	(50,751)

Total stockholders’ equity	174,410	115,035

Total liabilities and stockholders’ equity	$913,228	$506,237

See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Revenues:
Rental revenue	$18,691	$14,321
Design-Build contract revenue and other sales	23,936	—
Property management and other fees	841	943
Development management and other income	19	230

Total revenues	43,487	15,494

Expenses:
Property operating and management	7,199	5,905
Costs related to design-build revenue and other sales	21,043	—
Selling, general and administrative	4,306	2,107
Depreciation and amortization	9,025	6,642

Total expenses	41,573	14,654

Income from operations before other income (expense), income tax expense (benefit), minority interests in real estate partnerships, and minority interests in operating partnership	1,914	840

Other income (expense):
Interest and other income, net	255	404
Interest expense	(5,096)	(4,035)
Equity in earnings of unconsolidated real estate partnerships	3	(9)

Total other income (expense)	(4,838)	(3,640)

Loss from operations before income tax expense (benefit), minority interests in real estate partnerships, and minority interests in operating partnership	(2,924)	(2,800)

Income tax expense (benefit)	(358)	144

Loss from operations before minority interests in real estate partnerships, and minority interests in operating partnership	(2,566)	(2,944)

Minority interests in real estate partnerships	13	(17)
Minority interests in operating partnership	752	1,048

Net loss	$(1,801)	$(1,913)

Net loss per share — basic and diluted	$(0.13)	$(0.23)

Weighted average common shares — basic and diluted	14,364	8,334

See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

				Accumulated
	Number of		Additional	Other
	Common	Common	Paid-in	Comprehensive	Accumulated
	Shares	Stock	Capital	Income	Deficit	Total
Balance at December 31, 2007	11,948	$119	$166,901	$(1,234)	$(50,751)	$115,035
Comprehensive loss:
Net loss	—	—	—	—	(1,801)	(1,801)
Unrealized loss on interest rate swaps	—	—	—	(1,772)	—	(1,772)

Comprehensive loss						(3,573)
Issuance of common stock, net of costs	3,449	35	53,698	—	—	53,733
Restricted stock grants	6	—	94	—	—	94
Amortization of restricted stock grants	—	—	16	—	—	16
Dividends to common stockholders	—	—	—	—	(5,397)	(5,397)
Adjustment to record change of interest in the operating partnership due to the issuance of operating partnership units in excess of book value	—	—	14,502	—	—	14,502

Balance at March 31, 2008	15,403	$154	$235,211	$(3,006)	$(57,949)	$174,410

See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Operating activities:
Net loss	$(1,801)	$(1,913)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Minority interests	(765)	(1,031)
Depreciation and amortization	9,060	6,642
Amortization of acquired above market leases and acquired below market leases, net	(188)	(180)
Straight line rental revenue	(113)	(60)
Amortization of deferred finance costs and debt premium	135	56
Deferred income taxes	(562)	(7)
Equity-based compensation	754	29
Equity in loss (earnings) of unconsolidated real estate partnerships	(3)	9
Changes in operating assets and liabilities:
Tenant and accounts receivable and other assets	1,185	94
Accounts payable and other liabilities	(10,418)	1,884

Net cash provided by (used in) operating activities	(2,716)	5,523
Investing activities:
Business acquisition, net of cash acquired	(124,086)	—
Investment in real estate properties	(23,255)	(8,059)
Purchase of minority interests in operating partnership	(174)	—
Proceeds from sales-type capital lease	77	76
Purchase of corporate equipment	(47)	(237)
Distributions received from unconsolidated real estate partnerships	5	—
Decrease (increase) in restricted cash	(21,071)	108

Net cash used in investing activities	(168,551)	(8,112)
Financing activities:
Repayments of mortgage notes payable	(717)	(1,675)
Proceeds from revolving credit facility	90,500	11,200
Repayments to revolving credit facility	(53,700)	(77,187)
Proceeds from term loan	100,000	—
Net proceeds from sale of common stock	53,733	78,875
Dividends and distributions	(5,737)	(4,404)
Equity contribution by partner in a consolidated real estate partnerships	135	—
Distributions to minority interests in real estate partnership	(54)	(68)
Payment of deferred financing costs	(2,867)	(196)

Net cash provided by financing activities	181,293	6,545

Increase in cash and cash equivalents	10,026	3,956
Balance at beginning of period	3,555	1,029

Balance at end of period	$13,581	$4,985

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$4,874	$3,654

Noncash investing and financing activities:
OP Units issued or to be issued in connection with the acquisition of a business	81,347	—
Accrued dividends and distributions	8,551	5,787
See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Business Description
     Cogdell Spencer Inc. (the “Company”), incorporated in Maryland in 2005, is a fully-integrated, self-administered, and self-managed real estate investment trust (“REIT”) that invests in specialty office buildings for the medical profession, including medical offices and ambulatory surgery and diagnostic centers. The Company focuses on the ownership, development, redevelopment, acquisition, and management of strategically located medical office buildings and other healthcare related facilities in the United States of America. On March 10, 2008, the Company merged with Marshall Erdman & Associates, Inc. (“Erdman”). Erdman is a provider of design-build healthcare facilities throughout the United States of America. Erdman’s service offerings include advance planning, architecture, engineering, and construction. Combined, the Company is a fully integrated healthcare facilities company providing services from conceptual planning to long-term property management.
2. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and represent the assets and liabilities and operating results of the Company. The consolidated financial statements include the Company’s accounts, its wholly-owned subsidiaries, as well as the Operating Partnership and its subsidiaries. The consolidated financial statements also include any partnerships for which the Company or its subsidiaries is the general partner or the managing member and the rights of the limited partners do not overcome the presumption of control by the general partner or managing member. All significant intercompany balances and transactions have been eliminated in consolidation.
     The Company reviews its interests in entities to determine if the entity’s assets, liabilities, noncontrolling interests and results of activities should be included in the consolidated financial statements in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), Emerging Issues Task Force (“EITF”) 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” and Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”
Interim Financial Information
     The financial information for the three months ended March 31, 2008 and 2007 is unaudited, but includes all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for such periods. Operating results for the three months ended March 31, 2008 and 2007 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal years of 2008 or 2007 or any other future period. These condensed consolidated financial statements do not include all disclosures required by GAAP for annual consolidated financial statements. The Company’s audited consolidated financial statements are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Use of Estimates in Financial Statements
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions are used by management in determining the percentage of completion revenue, useful lives of real estate properties and improvements, and the initial valuations and underlying allocations of purchase price in connection with business and real estate property acquisitions. Actual results may differ from those estimates.

Revenue Recognition
     Rental Revenue and Property Management. Rental income related to non-cancelable operating leases is recognized as earned over the term, which is the period from the date the lessee has access and control over the leased space to the lease termination date, of the lease agreements on a straight-line basis. Rental income recognized on a straight-line basis for certain lease agreements results in recognized revenue greater than or less than amounts contractually due from tenants. In addition, the leases generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes. At times the Company will receive cash payments at the inception of the lease for tenant improvements and these amounts are amortized into rental revenue over the life of the lease. These amounts are included in “Other liabilities” in the consolidated balance sheets. The Company monitors the creditworthiness of its tenants on a regular basis and maintains an allowance for doubtful accounts.
     The Company receives fees for property management and related services provided to third parties which are reflected as management fee revenue. Management fees are generally based on a percentage of revenues for the month as defined in the related property management agreements. The Company pays certain payroll and related costs related to the operations of third party properties that are managed by the Company. Under terms of the related management agreements, these costs are reimbursed by the third party property owners. The amounts billed to the third party owners are recognized as revenue in accordance with EITF 01-14, “Income Statement Characterization of Reimbursements Received for “Out of Pocket” Expenses Incurred.”
     Design-Build Contract Revenues and Development Management. Design-Build contract revenue is recognized under the percentage-of-completion method of accounting in accordance with American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenues are determined by measuring the percentage of costs incurred to date to estimated total costs for each design-build contract based on current estimates of costs to complete. Contract costs include all labor and benefits, materials, subcontracts, and an allocation of indirect costs related to contract performance such as architectural, engineering, and construction management. Indirect costs are allocated to projects based upon labor hours charged. As long-term design-build projects extend over one or more years, revisions in cost and estimate earnings during the course of the work are reflected in the accounting period in which the facts which require the revision become known. At the time a loss on a design-build project becomes known, the entire amount of the estimated ultimate loss is recognized in the consolidated financial statements. Change orders are recognized when they are approved by the client.
     Costs and estimated earnings in excess of billings on uncompleted design-build projects (“underbillings”) are included in “Other assets” in the consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted design-build projects (“overbillings”) are included in liabilities in the consolidated balance sheets. Customers are billed on a monthly basis at the end of each month. As a result, typically the Company generates billings in excess of costs and estimated earnings on design-build projects.
     Revenue from Project Analysis and Design Agreements is accounted for on the completed contract method. Costs in excess of billings and billings in excess of costs on Project Analysis and Design Agreements are included with Design-Build projects over and underbillings in the consolidated balance sheets. Revenue from Development Agreements is recognized as earned per the agreements and costs are expensed as incurred.
     Gains on Disposition of Real Estate. The Company recognizes sales of real estate properties upon closing and meeting the criteria for a sale under Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”). Payments received from purchasers prior to closing are recorded as deposits. Profit on real estate sold is recognized using the full accrual method upon closing when the collectibility of the sales price is reasonably assured and the Company is not obligated to perform significant activities after the sale. This includes the buyer’s initial and continuing investments being adequate to demonstrate a commitment to pay for the property and the Company not having substantial continuing involvement whereby the usual risks and rewards of ownership would not be transferred to the buyer. Profit may be deferred in whole or part until the sales meet the requirements of profit recognition on sales of real estate under SFAS 66.

     Other income. Other income on the Company’s statement of operations generally includes income incidental to the operations of the Company and is recognized when earned. Interest and other income includes the amortization of unearned income related to a sales-type capital lease.
Income Taxes
     The Company elected to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement that 90% of ordinary taxable income be distributed. As a REIT, the Company will generally not be subject to federal income tax to the extent that it meets the organization and operational requirements and distributions equal or exceed taxable income. For all periods subsequent to the REIT election, the Company has met the organization and operational requirements and distributions exceeded net taxable income. Accordingly, no provision has been made for federal and state income taxes.
     Cogdell Spencer Advisors, LLC (“CSA, LLC”), wholly-owned by the Operating Partnership, has elected to be a taxable REIT subsidiary (“TRS”). Consera Healthcare Real Estate, LLC has been reorganized and is now a wholly-owned subsidiary of CSA, LLC. Goldenboy Acquisition Corp., wholly-owned by the Operating Partnership and the parent company of Erdman, has elected to be a TRS. As TRSs, the operations of CSA, LLC and Erdman are generally subject to corporate income taxes.
     The TRSs account for their income taxes based on the requirements of SFAS No. 109, “Accounting for Income Taxes,” which includes an estimate of the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The calculation of the TRSs’ tax provision may require interpreting tax laws and regulations and could result in the use of judgments or estimates which could cause their recorded tax liability to differ from the actual amount due. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The TRSs periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state, or federal statutory tax audits or estimates and judgments used.
     Effective January 1, 2007, the Company and the TRSs began applying the provisions of the FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”) for measuring and recognizing tax benefits associated with uncertain tax positions. Penalties and interest, if incurred, would be recorded as a component of income tax expense. There were no penalties or interest recorded during the three months ended March 31, 2008 and 2007. The Company and the TRSs have no unrecognized tax benefits and 2004 (Erdman), 2005, 2006, and 2007 federal and state tax returns are open for examination.
Warranties
     Erdman provides standard industry warranties, which generally are for one year after completion of a project. Buildings are guaranteed against defects in workmanship for one year after completion. The typical warranty requires that Erdman replace or repair the defective item. The Company records an estimate for future warranty related costs based on actual historical warranty claims. This estimated liability is included in “Other liabilities” in the consolidated balance sheets. Based on analysis of warranty costs, the warranty provisions are adjusted as necessary. While warranty costs have historically been within its calculated expectations, it is possible that future warranty costs could exceed expectations.

     The changes in the carrying amounts of the total warranty liabilities for the three months ended March 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Balance at the beginning of period	$—	$—
Erdman acquisition	2,000	—
Accruals	—	—
Settlements	—	—

Balance at the end of period	$2,000	$—

Deferred Finance Costs
     Deferred financing costs include fees and costs incurred in conjunction with long-term financings and are amortized over the terms of the related debt using the straight-line method, which approximates the effective interest method. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to earnings. Deferred finance costs were $4.2 million, net of accumulated amortization of $0.9 million as of March 31, 2008 and $1.6 million, net of accumulated amortization of $0.7 million, as of December 31, 2007.
Per Share Data
     Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective period. There were 10,324 and 18,975 shares of unvested restricted stock outstanding at March 31, 2008 and 2007, respectively, that were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.
Concentrations and Credit Risk
     The Company maintains its cash in commercial banks. Balances on deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to specific limits. Balances on deposit are in excess of FDIC limits are uninsured.
     One customer accounted for over 10% of accounts receivable at March 31, 2008. No customers or tenants accounted for more than 10% of revenue for the three months ended March 31, 2008 and 2007.
Reclassifications
     As a result of the merger with Erdman, management has revised certain presentations in the condensed consolidated balance sheets and the condensed consolidated statements of operations to reflect the appropriate line items for the operations of the integrated business. These revisions include new line items for design-build operations, combining presentation of management fees and other reimbursements, and separately presenting income tax provision in the condensed consolidated statements of operations as well as separating out tenant and accounts receivable from other assets, accounts payable from accounts payable and other liabilities, and the combination of some immaterial line items into new lines for other assets and other liabilities in the condensed consolidated balance sheets. The reclassifications did not affect previously reported stockholders’ equity or net loss.
Recent Accounting Pronouncements
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to provide users of financial statements with an enhanced understanding of derivative instruments and hedging activities by having the Company disclose: (1) how and why the Company uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect the Company’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after

November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company has not adopted SFAS 161 and is in the process of evaluating the impact of SFAS 161 on its consolidated financial statements.
3. Business and Property Acquisitions
Merger with Erdman
     On March 10, 2008, the Company completed a merger transaction through which it acquired MEA Holdings, Inc. (“MEA”). The transaction was effected pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated as of January 23, 2008, as amended, by and among the Company, the Operating Partnership, Goldenboy Acquisition Corp. (a wholly-owned subsidiary of the Operating Partnership), MEA, Erdman, Marshall Erdman Development, LLC, and David Pelisek, David Lubar and Scott Ransom, in their capacity as the Seller Representative.
     The consideration payable in the merger transaction and in the contribution transactions described below consists of cash and limited partnership interests issued by the Operating Partnership (the “OP Units”). The Operating Partnership entered into contribution agreements with 40 of MEA’s stockholders (the “Contributors”) pursuant to which the Contributors agreed to “roll over” an aggregate of 1,265,392 shares of MEA (representing in the aggregate approximately 41% of MEA’s outstanding shares on a fully diluted basis) by exchanging those shares for OP Units. The exchange of those shares for OP Units was completed immediately before the completion of the merger provided for in the Merger Agreement (the “Merger”). In the Merger, all the shares of MEA (other than the shares acquired by the Operating Partnership) were converted into the right to receive an amount of cash to be calculated in accordance with the provisions of the Merger Agreement.
     The cash consideration per share of MEA common shares payable in the Merger (the “Cash Consideration”) was calculated pursuant to a formula based on an “enterprise value” for 100% of MEA of $247.0 million, subject to certain adjustments. In connection with the Merger, in addition to the cash consideration of approximately $159.6 million paid in the aggregate to the holders of MEA common shares, pursuant to certain contribution agreements entered into in connection with the Merger, the Operating Partnership issued OP Units to certain holders of MEA common shares. The number of OP Units per MEA common share was based on the same value per MEA common share payable in cash under the Merger Agreement, or $17.01 per OP Unit. The OP Units issued in the transaction were of two types — “regular units” and “alternative units.” A total of 4,331,336 OP Units were issued upon the closing of the transaction, of which 3,063,908 were regular units and 1,267,428 were alternative units. Up to 804,201 additional alternative OP Units based upon certain post-closing adjustments and the level of post-closing indemnity claims may be issued. The alternative units are substantially the same as the regular units, except that the regular units have an exchange feature whereby they are exchangeable, after a one-year lock-up period, on a one-for-one basis, for shares of the Company’s common stock, while the alternative units are not exchangeable for shares of the Company’s common stock until the exchange feature included as a feature of the alternative units is approved by the Company’s stockholders. If by the Company’s stockholders do not approve the exchange feature whereby shares of the Company’s common stock may be issued upon an exchange of alternative units by June 30, 2008, the distributions payable per alternative unit will increase to 105% of the ordinary distributions payable per regular unit payable after June 30, 2008. If by the Company’s stockholders do not approve the exchange feature by June 30, 2009, the distributions payable per alternative unit will increase to 110% of the ordinary distributions payable per regular unit payable after June 30, 2009. If by the Company’s stockholders do not approve the exchange feature by June 30, 2010, the distributions payable per alternative unit will increase to 115% of the ordinary distributions payable per regular unit payable after June 30, 2010. If the Company’s stockholders approve the exchange feature, future ordinary distributions payable per alternative unit will equal the ordinary distributions payable per regular unit and each holder of alternative units will have the right at any time after the one-year anniversary of the closing of the Merger, at such holder’s option, to exchange alternative units, on a one-for-one basis, for shares of the Company’s common stock, subject to any lock-up agreement then in effect for such holder.
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
     In connection with the Merger, one of the former MEA shareholders, Lubar Capital LLC (“Lubar”), received the right to nominate one individual for election to the Company’s Board of Directors. Accordingly, the Company’s Board of Directors increased the size of the board of directors and elected David J. Lubar as a director on January 22, 2008. Lubar will continue to retain its right to nominate one individual for so long as Lubar and its affiliates continue to maintain at least 75% of their aggregate initial ownership measured in number of equity securities of the Company and its affiliates.
     The aggregate consideration paid for the merger, pending finalization of the working capital adjustment, was as follows (in thousands):

Fair value of OP Units issued and to be issued	$81,347
Cash consideration, net of cash acquried	144,479

Total purchase price, net of cash acquired	$225,826

     Of the total purchase price, $193.4 million was paid on March 10, 2008, while the remaining $32.4 million is being held in escrow and is expected to be released to the sellers in 2008. Of the $32.4 million being held in escrow, $12.7 million is expected to be paid in OP Units, which represents approximately 804,000 OP Units. The Company has recorded a liability of $12.7 million in “Payable to MEA Shareholders” related to the expected issuance of these OP Units.
     The merger was accounted for under the purchase method in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”). The total purchase price will be allocated to assets acquired and liabilities assumed based upon their estimated fair values as determined by management. The estimated fair values are based on information currently available and on current assumptions as to future operations, and are subject to change upon the completion of acquisition accounting, including the finalization of asset valuations and working capital adjustment.
     The following table is a summary preliminary allocation of the total purchase price for the assets acquired and liabilities assumed of Erdman as of March 10, 2008 (in thousands). The purchase price allocation for the goodwill and intangible assets and certain other assets and liabilities are subject to completion of valuations.

Accounts receivable, including retainage receivables	$52,637
Goodwill and intangible assets	289,798
Other assets	14,381
Accounts payable	(27,449)
Billings in excess of costs and estimated earnings on uncompleted contracts	(37,134)
Deferred income taxes	(43,238)
Other liabilities	(23,169)

Total purchase price, net of cash acquired	$225,826

     Erdman’s service offerings and customer lists are complementary to the Company’s pre-merger service offerings. As a result of the merger, the Company is now a fully integrated healthcare facilities real estate company. The accompanying statement of operations for the three months ended March 31, 2008, includes one month of Erdman’s operations.

Property Acquisitions
     Property acquisitions are accounted for in accordance with SFAS 141. The purchase price is allocated between net tangible and intangible assets based on their estimated fair values as determined by management using methods similar to those used by independent appraisers of income-producing property.
     In February 2008, the Company acquired a leasehold interest in floors six and seven of St. Mary’s North Medical Office Building, a seven-story multi-tenant medical office building located on the campus of St. Mary’s Hospital in Richmond, Virginia. The purchase was $4.6 million less $0.2 million credit from the seller for unpaid tenant improvement allowances.
     In February 2008, the Company acquired East Jefferson Medical Plaza located in Metairie, Louisiana for $19.8 million less $0.7 million credit from the seller for unpaid tenant improvement allowances. The facility is 123,184 square feet and is located on the campus of East Jefferson General Hospital. With this acquisition, the Company now owns and manages 253,914 square feet of medical office and clinical space on or adjacent to the East Jefferson campus.
     The following table is an allocation of the purchase price of the property acquisitions during the three months ended March 31, 2008 (in thousands):

Building and improvements	$20,225
Acquired ground or air rights leases	325
Acquired in place lease value and deferred leasing costs	2,948
Acquired above market leases	10

Total purchase price allocated	$23,508

     The following summary of selected unaudited pro forma results of operations presents information as if the business and property acquisitions had occurred at the beginning of each period presented. The unaudited pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2008	March 31, 2007
Revenue	$68,181	$75,001
Net loss	(1,982)	(2,148)
Net loss per share — basic and diluted	$(0.14)	$(0.26)
4. Investments in Real Estate Partnerships
     As of March 31, 2008, the Company had an ownership interest in six limited liability companies or limited partnerships.
     The following is a description of the unconsolidated entities:
•	BSB Health/MOB Limited Partnership No. 2, a Delaware limited partnership, founded in 2002, 2.0% owned by the Company, and owns nine medical office buildings;

•	Shannon Health/MOB Limited Partnership No. 1, a Delaware limited partnership, founded in 2001, 2.0% owned by the Company, and owns ten medical office buildings; and

•	McLeod Medical Partners, LLC, a South Carolina limited liability company, founded in 1982, 1.1% owned by the Company, and owns three medical office buildings.

     The following is a description of the consolidated entities:
•	Cogdell General Health Campus MOB, LP, a Pennsylvania limited partnership, founded in 2006, 80.9% owned by the Company, and owns one medical office building;

•	Mebane Medical Investors, LLC, a North Carolina limited liability company, founded in 2006, 45.1% owned by the Company, and currently has one medical office building under construction; and

•	Rocky Mount MOB, LLC, a North Carolina limited liability company, founded in 2002, 34.5% owned by the Company, and owns one medical office building.
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

	As of	As of
	March 31, 2008	December 31, 2007
Financial position:
Total assets	$57,089	$57,406
Total liabilities	50,661	50,725
Members’ equity	6,428	6,681

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Results of operations:
Total revenues	$3,068	$2,848
Operating and general and administrative expenses	1,417	1,119
Net income	225	299
5. Business Segments
     The Company has two identified reportable segments: (1) property operations and (2) design-build and development. The Company defines business segments by their distinct customer base and service provided. Each segment operates under a separate management group and produces discrete financial information, which is reviewed by the chief operating decision maker to make resource allocation decisions and assess performance.
     The Company’s management evaluates the operating performance of its operating segments based on funds from operations (“FFO”) and funds from operations modified (“FFOM”). FFO, as defined by the National

Association of Real Estate Investment Trusts, or NAREIT, represents net income (computed in accordance with generally accepted accounting principles, or GAAP), excluding gains from sales of property, plus real estate depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. The Company adjusts the NAREIT definition to add back minority interests in operating partnership. FFOM adds back to FFO non-cash amortization of non-real estate related intangible assets associated with purchase accounting. The Company presents FFO and FFOM because the Company considers them as important supplemental measures of the Company’s operational performance. The Company believes FFO is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. The Company’s methodology may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO and FFOM do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO or FFOM should not be considered as alternatives to net income (loss) (computed in accordance with GAAP) as an indicator of the Company’s performance, nor are they indicative of funds available to fund the Company’s cash needs, including the Company’s ability to pay dividends or make distributions.
     In periods prior to 2008, the Company presented segment net operating income for property operations and real estate services, where the real estate services segment included property management services. Due to merger with Erdman, the presentation of discrete financial information was modified and Company management no longer uses those segment measures when making resource allocation decisions.

     The following table represents the segment information for the three months ended March 31, 2008 and 2007 (in thousands):

		Design-Build
	Property	and	Unallocated
	Operations	Development	and Other	Total
Three months ended March 31, 2008:
Revenues:
Rental revenue	$18,691	$—	$—	$18,691
Design-Build contract revenue and other sales	—	23,936	—	23,936
Property management and other fees	841	—	—	841
Development management and other income	—	19	—	19

Total revenues	19,532	23,955	—	43,487

Certain operating expenses:
Property operating and management	7,199	—	—	7,199
Costs related to design-build revenue and other sales	—	21,043	—	21,043
Selling, general and administrative	—	1,881	—	1,881

Total certain operating expenses	7,199	22,924	—	30,123

	12,333	1,031	—	13,364

Other income (expense)	161	40	54	255
Corporate general and administrative expenses	—	—	(2,425)	(2,425)
Interest expense	—	—	(5,096)	(5,096)
Provision for income taxes applicable to funds from operations modified	—	—	(64)	(64)
Depreciation and amortization	—	(115)	(52)	(167)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	6	—	—	6
Minority interests in real estate partnerships, before real estate related depreciation and amortization	(78)	—	—	(78)

Funds from operations modified (“FFOM”)	12,422	956	(7,583)	5,795

Amortization of intangibles related to purchase accounting, net of income tax benefit	(42)	(1,028)	422	(648)

Funds from operations (“FFO”)	12,380	(72)	(7,161)	5,147

Real estate related depreciation and amortization	(7,700)	—	—	(7,700)
Minority interests in operating partnership	—	—	752	752

Net income (loss)	$4,680	$(72)	$(6,409)	$(1,801)

Total assets	$561,503	$350,926	$799	$913,228

		Design-Build
	Property	and	Unallocated
	Operations	Development	and Other	Total
Three months ended March 31, 2007:
Revenues:
Rental revenue	$14,321	$—	$—	$14,321
Design-Build contract revenue and other sales	—	—	—	—
Property management and other fees	943	—	—	943
Development management and other income	—	230	—	230

Total revenues	15,264	230	—	15,494

Certain operating expenses:
Property operating and management	5,905	—	—	5,905
Costs related to design-build revenue and other sales	—	—	—	—
Selling, general and administrative	—	117	—	117

Total certain operating expenses	5,905	117	—	6,022

	9,359	113	—	9,472

Other income (expense)	161	208	35	404
Corporate general and administrative expenses	—	—	(1,990)	(1,990)
Interest expense	—	—	(4,035)	(4,035)
Provision for income taxes applicable to funds from operations modified	—	—	(160)	(160)
Depreciation and amortization	—	—	(27)	(27)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	(5)	—	—	(5)
Minority interests in real estate partnerships, before real estate related depreciation and amortization	(42)	—	—	(42)

Funds from operations modified (“FFOM”)	9,473	321	(6,177)	3,617

Amortization of intangibles related to purchase accounting, net of income tax benefit	(42)	—	16	(26)

Funds from operations (“FFO”)	9,431	321	(6,161)	3,591

Real estate related depreciation and amortization	(6,552)	—	—	(6,552)
Minority interests in operating partnership	—	—	1,048	1,048

Net income (loss)	$2,879	$321	$(5,113)	$(1,913)

Total assets	$399,157	$852	$596	$400,605

6. Contracts
     Revenue and billings to date on uncompleted contracts, from their inception, as of March 31, 2008 and December 31, 2007 (in thousands):

	2008	2007
Costs and estimated earnings on uncompleted contracts	$335,661	$—
Billings to date	(368,831)	—

Net billings in excess of costs and estimated earnings	$(33,170)	$—

     These amounts are included in the consolidated balance sheet at March 31, 2008 and December 31, 2007 as shown below (in thousands). At March 31, 2008, the Company had retainage receivables of $15.7 million, which are included in “Tenant and accounts receivable” in the consolidated balance sheets. Amounts for billed retainages and receivables to be collected in excess of one year are not significant for the periods presented.

	2008	2007
Costs and estimated earnings in excess of billings (1)	$5,705	$—
Billings in excess of costs and estimated earnings	(38,875)	—

Net billings in excess of costs and estimated earnings	$(33,170)	$—

(1)	Included in “Other assets” in the consolidated balance sheet
7. Goodwill and Intangible Assets
     Goodwill and intangible assets consisted of the following at March 31, 2008 and December 31, 2007 (in thousands):

	2008	2007
Goodwill	$5,335	$5,335
Goodwill and intangible assets related to the Erdman acquisition, net of accumulated amortization of $1,027 in 2008	288,771	—
Acquired above market leases, net of accumulated amortization of $576 in 2008 and $516 in 2007	983	1,033
Acquired in place lease value and deferred leasing costs, net of accumulated amortization of $19,329 in 2008 and $17,739 in 2007	21,718	20,359
Acquired ground leases, net of accumulated amortization of $246 in 2008 and $217 in 2007	3,316	3,021
Acquired property management contracts, net of accumulated amortization of $298 in 2008 and $256 in 2007	1,799	1,841

Total goodwill and intangible assets, net	$321,922	$31,589

     As discussed in Note 3, the purchase price allocation of the Erdman goodwill and intangible assets is subject to completion of valuations.
8. Mortgage Notes Payable and Borrowing Agreements
Revolving Credit Facility
     On March 10, 2008, the Company amended and restated its existing revolving credit facility, dated November 1, 2005, among the Company, the Operating Partnership, Bank of America, N.A., Citicorp North America, Inc., Branch Banking and Trust Company, Banc of America Securities LLC, Citigroup Global Markets Inc. and other lenders (the “Credit Facility”). Banc of America Securities LLC is acting as sole lead arranger and sole book manager of the Credit Facility. KeyBank National Association is acting as syndication agent. Branch Banking and Trust Company and Wachovia Bank, N.A are acting as co-documentation agents. Bank of America, N.A., KeyBank National Association, Branch Banking and Trust Company, Wachovia Bank, National Association , M&I Marshall and Ilsley Bank, and Citicorp North America, Inc. are lenders thereunder. The Credit Facility is secured by certain of the Company’s properties and is guaranteed by the Company and certain of its subsidiaries. The Credit Facility matures on the third anniversary of its closing, subject to a one-year extension at the Company’s option conditioned upon the lenders being satisfied with the Company and its subsidiaries’ financial condition and liquidity, and taking into consideration any payment, extension or refinancing of the Term Loan (as described below). The Credit Facility is cross defaulted against the Term Loan. The Company is subject to customary covenants including, but not limited to, (1) affirmative covenants relating to the Company’s corporate structure and ownership, maintenance of insurance, compliance with environmental laws and preparation of environmental reports, maintenance of the Company’s REIT qualification and listing on the NYSE, (2) negative covenants relating to restrictions on liens, indebtedness, certain investments (including loans and certain advances), mergers and other fundamental changes, sales and other dispositions of property or assets and transactions with affiliates, and

(3) financial covenants to be met by the Company at all times including a maximum total leverage ratio (70%), maximum real estate leverage ratio (70%), minimum fixed charge coverage ratio (1.50 to 1.00), maximum total debt to real estate value ratio (90%) and minimum consolidated tangible net worth ($65 million plus 85% of the net proceeds of equity issuances issued after the closing date). The interest rate on loans under the Credit Facility equals, at the Company’s election, either (1) LIBOR plus a margin of between 95 to 140 basis points based on the Company’s leverage ratio or (2) the higher of the federal funds rate plus 50 basis points or Bank of America, N.A.’s prime rate.
     As of March 31, 2008, there was $31.9 million available under the Credit Facility. There was $116.0 million outstanding at March 31, 2008 and $2.1 million of availability was restricted related to outstanding letters of credit.
Term Loan
     The Company, through its Erdman taxable REIT subsidiary, has $100.0 million outstanding under a new $100.0 million senior secured term facility (the “Term Loan”) to finance the cash portion of the Erdman transaction. Keybanc Capital Markets is acting as sole lead arranger and sole book manager of the Term Loan. Bank of America, N.A. is acting as syndication agent. Branch Banking and Trust Company and Wachovia Bank, N.A are acting as co-documentation agents. KeyBank National Association, Bank of America, N.A., Branch Banking and Trust Company, Wachovia Bank, National Association, M&I Marshall and Ilsley Bank, and Citicorp North America, Inc. are lenders thereunder. The Term Loan is secured by the stock and certain accounts receivables of Erdman and is guaranteed by the Company. The Term Loan matures on the third anniversary of its closing and will be subject to a one-year extension at the Company’s option. The Term Loan contains customary covenants including, but not limited to, (1) affirmative covenants relating to the Company’s corporate structure and ownership, maintenance of insurance, compliance with environmental laws and preparation of environmental reports, maintenance of the Company’s REIT status and listing on the NYSE, (2) negative covenants relating to restrictions on liens, indebtedness, certain investments (including loans and certain advances), mergers and other fundamental changes, sales and other dispositions of property or assets and transactions with affiliates, and (3) financial covenants to be met by the Company at all times under the guaranty including a maximum total leverage ratio (70%), maximum real estate leverage ratio (70%), minimum fixed charge coverage ratio (1.50 to 1.00), maximum total debt to real estate value ratio (90%) and minimum consolidated tangible net worth ($65 million plus 85% of the net proceeds of equity issuances), as well as being cross defaulted to the Company’s Credit Facility. In addition, there are financial covenants relating only to Erdman. The interest rate on loans under the Term Loan equals, at the Company’s election, either (1) LIBOR plus a margin of between 300 to 350 basis points based on certain Erdman performance ratios or (2) the higher of the federal funds rate plus 50 basis points or KeyBank National Association’s prime rate.
Construction Financing
     Mebane Medical Investors, LLC, a consolidated real estate partnership, has construction financing related to the Mebane Medical Office Building project. The credit facility provides financing up to $13.0 million with an interest rate equal to LIBOR plus 1.3% (4.00% as of March 31, 2008). The mortgage note payable will mature in May 2010 and provides for interest-only payments through May 2009 and principal payments based on a 30-year amortization from June 2009 through the maturity date in May 2010. This facility has two one-year extension options. As of March 31, 2008, there was $9.7 million drawn on the facility.
     In March 2008, the construction financing obtained by Cogdell Health Campus MOB, LP, a consolidated real estate partnership, was converted to a mortgage note payable. The mortgage note payable of $11.0 million matures in March 2015 and has an interest rate of LIBOR plus 1.20% (3.90% as of March 31, 2008). Principal payments are based on a 25 year amortization period. Cogdell Health Campus MOB LP entered into a variable to fixed interest rate swap agreement where the LIBOR variable rate is exchanged for a fixed rate of 4.03% through March 2015.

Mortgage Notes Payable
     The mortgage note payable maturity date for Rocky Mount MOB, LLC, a consolidated real estate partnership, has been extended from March 2008 to June 2008. The fixed interest rate continues at 6.75%.
     The mortgage note payable maturity date for Medical Investors I, LLC, a wholly-owned entity of the Company, has been extended from March 2008 to September 2008. The interest rate of LIBOR plus 1.85% did not change.
Scheduled Maturities
     Scheduled maturities of the mortgage notes payable and borrowing agreements as of March 31, 2008, are as follows (in thousands):

For the period or year ending December 31:
2008	47,460
2009	47,284
2010	28,451
2011	220,091
2012	6,408
Thereafter	107,114

456,808
Unamortized premium	297

$457,105

9. Derivative Financial Instruments
     Interest rate swap agreements are utilized to reduce exposure to variable interest rates associated with certain mortgage notes payable and credit facilities. These agreements involve an exchange of fixed and floating interest payments without the exchange of the underlying principal amount (the “notional amount”). The interest rate swap agreements are reported at fair value in the consolidated balance sheet within “Other assets” or “Other liabilities” and changes in the fair value, net of tax, are reported in accumulated other comprehensive income (loss) exclusive of ineffectiveness amounts.
     The following table summarizes the terms of the agreements and their fair values at March 31, 2008 and December 31, 2007 (dollars in thousands):

	Notional
	Amount as of					March 31,		December 31,
	March 31,		Pay	Effective	Expiration	2008		2007
Entity	2008	Receive Rate	Rate	Date	Date	Asset	Liability	Asset	Liability
Beaufort Medical Plaza, LLC	$4,889	1 Month LIBOR	5.01%	10/25/2006	7/25/2008	$—	$43	$—	$23
Cogdell Health Campus MOB, LP	11,025	1 Month LIBOR	4.03%	3/14/2008	3/2/2015	—	308	—	—
Indianapolis MOB LLC	30,000	1 Month LIBOR	4.95%	11/6/2006	10/31/2009	—	1,327	—	689
River Hills Medical Associates, LLC	2,948	1 Month LIBOR	4.97%	10/16/2006	12/15/2008	—	59	—	29
Roper MOB, LLC	9,449	1 Month LIBOR	4.95%	10/10/2006	7/10/2009	—	335	—	173
St. Francis Community MOB, LLC	7,144	1 Month LIBOR	5.11%	9/18/2007	6/15/2008	—	46	—	25
St. Francis Medical Plaza, LLC	7,673	1 Month LIBOR	5.11%	9/18/2007	6/15/2008	—	47	—	27
MEA Holdings, Inc.	100,000	1 Month LIBOR	2.82%	4/1/2008	3/1/2011	—	526	—	—
Cogdell Spencer LP	3,000	1 Month LIBOR	5.06%	8/14/2007	10/31/2008	—	53	—	27
Cogdell Spencer LP	27,000	1 Month LIBOR	5.06%	8/20/2007	10/31/2008	—	470	—	242

						$—	$3,214	$—	$1,235

     On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) for financial assets and liabilities. As permitted by FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No 157,” the Company elected to defer the adoption of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value and also expands disclosures about fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

     SFAS 157 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities we have the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In instances in which the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
     To obtain fair values, observable market prices are used if available. In some instances, observable market prices are not readily available for certain financial instruments and fair value is determined using present value or other techniques appropriate for a particular financial instrument. These techniques involve some degree of judgment and as a result are not necessarily indicative of the amounts the Company would realize in a current market exchange. The use of different assumptions or estimation techniques may have a material effect on the estimated fair value amounts.
     The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Fair Value Measurements as of
	March 31, 2008
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative financial instruments	$3,214	$—	$3,214	$—
     The valuation of derivative financial instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The fair values of variable to fixed interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of SFAS 157, the Company incorporates credit valuation adjustments to appropriately reflect both its nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

10. Minority Interests
     Minority interests in real estate partnerships at March 31, 2008 and December 31, 2007 consisted of the following (in thousands):

Entity	2008	2007
Cogdell Health Campus MOB, LP	$529	$556
Mebane Medical Investors, LLC	1,900	1,765
Rocky Mount MOB, LLC	73	113
	$2,502	$2,434

     As of March 31, 2008, there were 24.4 million OP Units outstanding, of which 15.4 million, or 63.0%, were owned by the Company and 9.0 million, or 37.0%, were owned by other partners, including certain directors and members of senior management. As of March 31, 2008, the fair market value of the OP Units not owned by the Company was $142.2 million, based on a market value of $15.72 per unit, which was closing stock price of the Company’s shares on March 31, 2008.
11. Dividends and Distributions
     On March 18, 2008, the Company announced that the Board of Directors had declared a quarterly distribution of $0.35 per share or OP Unit payable on April 21, 2008 to stockholders and holders of OP Units of record on March 31, 2008. The distribution covers the first quarter of 2008 and $8.6 million is included in “Other liabilities” in the March 31, 2008 consolidated balance sheet.
12. Incentive Plan
     Effective February 27, 2008, each non-employee member of the Company’s board of directors was granted shares of restricted stock or Long-term Incentive Plan (“LTIP”) units that all vested upon issuance. Messrs Georgius and Lee and Dr. Smoak were each granted 3,135 LTIP units and Messrs Jennings and Neugent were each granted 3,135 shares of restricted stock. The restricted stock and LTIP units were valued at $15.00 per share, which was the Company’s closing stock price on the grant date.
     In March 2008, the Company issued an aggregate 156,740 LTIP units, of which 20%, or 31,347, vested upon issuance. The remaining 80% will vest if, and when, the Company achieves certain performance standards as provided in the awards. The one time award was granted in recognition of the role played by certain employees in guiding the Company through the merger with Erdman. The LTIP units were valued at $15.72 per unit, which was the Company’s closing stock price on the grant date. The Company recorded compensation expense of $0.5 million for the three months ended March 31, 2008 related to the 20% of the granted that vested.
13. Related Party Transactions
     The Fork Farm, a working farm owned by the Company’s Chairman, periodically hosts events on behalf of the Company. Charges of approximately $3,000 and $12,000, for the three months ended March 31, 2008 and 2007, respectively, are reflected in “Selling, general, and administrative” expenses in the consolidated statements of operations.
     The Company has certain design-build contracts for the construction of medical facilities that are controlled by an affiliate of Lubar. The total contract amount is $30.7 million and construction was in process at the time of the Erdman transaction. For the three months ended March 31, 2008, the Company recognized $1.6 million of contract revenue and as of March 31, 2008, had accounts receivable of $2.2 million and billings in excess of costs and estimated earnings on uncompleted contracts of $3.3 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
When used in this discussion and elsewhere in this Quarterly Report on Form 10-Q, the words “believes,” “anticipates,” “projects,” “should,” “estimates,” “expects,” and similar expressions are intended to identify forward-looking statements with the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and in Section 21F of the Securities and Exchange Act of 1934, as amended. Actual results may differ materially due to uncertainties including:
•	the Company’s business strategy;

•	the Company’s ability to integrate Erdman;

•	the Company’s ability to obtain future financing arrangements;

•	estimates relating to the Company’s future distributions;

•	the Company’s understanding of the Company’s competition;

•	the Company’s ability to renew the Company’s ground leases;

•	changes in the reimbursement available to the Company’s tenants by government or private payors;

•	the Company’s tenants’ ability to make rent payments;

•	defaults by tenants;

•	market trends; and

•	projected capital expenditures.
Forward-looking statements are based on estimates as of the date of this report. The Company disclaims any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.
Overview
     The Company is a fully-integrated, self-administered, and self-managed REIT that invests in specialty office buildings for the medical profession, including medical offices and ambulatory surgery and diagnostic centers. The Company focuses on the ownership, development, redevelopment, acquisition, and management of strategically located medical office buildings and other healthcare related facilities in the United States of America. The Company has been built around understanding and addressing the specialized real estate needs of the healthcare industry.
     On March 10, 2008, the Company merged with Erdman. Erdman is a market-leading provider of design-build healthcare facilities throughout the United States of America. Erdman’s service offerings include advance planning, architecture, engineering, and construction. Combined, the Company is a fully integrated healthcare facilities company providing services from conceptual planning to long-term property management.

Core Capabilities Erdman	Core Capabilities Cogdell Spencer

Advanced Planning	Construction

Design	Development

Construction	Acquisitions

Property Management
     The Company is building a national portfolio of investment healthcare properties located on hospital campuses. Since the Company’s initial public offering in 2005, the Company has acquired properties in four new states and multiple new markets. During the three months ended March 31, 2008, the Company acquired two off-market acquisitions that were a result of strong relationships with existing clients. Client relationships and advance planning services provided by Erdman also gives the Company the ability to be included in the initial project discussions that can lead to ownership and investment in healthcare properties.
     The Company’s development team has completed three projects since the Company’s initial public offering in 2005. In the fourth quarter of 2007, the Company broke ground on the St. Luke’s Riverside Outpatient Campus project, which is a $100 million, 400,000 square foot, four building project. The Company will retain ownership in the two medical office buildings, which are valued between $35 and $40 million.
     Erdman has designed, engineered, or built over 5,000 healthcare facilities, which support more than 50,000 physicians since its founding in 1951. In 2007, Erdman achieved $324 million in revenue and increased its backlog. Modern Healthcare ranked Erdman as the number one healthcare design-build firm for 2007.
     The Company’s property management team has a proactive, customer-focused service approach that leads to faster response times and greater resources to serve tenants. The Company’s management believes that a strong internal property management capability is a vital component of the Company’s business, both for the properties that the Company owns and for those that the Company manages. In 2008, the Company will continue celebrations with the “Celebrating 25 Years” Campaign, which recognizes the long term relationships between the Company and its healthcare system clients and partners.
     As of March 31, 2008, the Company owned and/or managed 116 medical office buildings (“MOB”) and healthcare related facilities, serving 27 hospital systems in 13 states. The Company’s portfolio consists of:
•	61 properties, comprised of 3.3 million net rentable square feet, that the Company wholly-owns or is a consolidated real estate partnership;

•	Three properties, comprised of 0.2 million net rentable square feet, in which the Company owns a minority interest; and

•	52 properties, comprised of 2.2 million net rentable square feet, that the Company manages for third parties.
     As of March 31, 2008, of the Company’s wholly-owned properties, 81% were located on hospital campuses and an additional 7% were located off-campus, but were hospital anchored. The Company believes that its on-campus and hospital anchored assets occupy a premier franchise location in relation to local hospitals, providing the Company’s properties with a distinct competitive advantage over alternative medical office space in an area. As of

March 31, 2008, the Company’s in-service, consolidated wholly-owned and joint venture properties were approximately 93.7% occupied, with a weighted average remaining lease term of approximately 4.9 years.
Factors Which May Influence Future Results of Operations
     The Company derives a significant portion of its revenues from two sources: 1) rents received from tenants under existing leases in medical office buildings and other healthcare related facilities, and 2) design-build services for healthcare customers. The Company derives a lesser portion of its revenues from fees that are paid for managing and developing medical office buildings and other healthcare related facilities for third parties.
     Generally, the Company’s revenues and expenses have remained consistent except for growth due to property and business acquisitions and timing of development fee earnings. Erdman’s financial results can be affected by weather at the construction sites, amount and timing of capital spending by healthcare systems and providers and the demand for Erdman’s services in the healthcare facilities market. Fluctuations in the commercial property credit markets and changes in variable interest rates could influence the Company’s borrowing costs.
Critical Accounting Policies
     The Company’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared on the accrual basis of accounting in conformity with GAAP. All significant intercompany balances and transactions have been eliminated in consolidation and combination.
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses in the reporting period. The Company’s actual results may differ from these estimates. Management has provided a summary of the Company’s significant accounting policies in Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2007. Critical accounting policies are those judged to involve accounting estimates or assumptions that may be material due to the levels of subjectivity and judgment necessary to account for uncertain matters or susceptibility of such matters to change. Other companies in similar businesses may utilize different estimation policies and methodologies, which may impact the comparability of the Company’s results of operations and financial condition to those companies.
Acquisition of Real Estate
     The price that the Company pays to acquire a property is impacted by many factors, including the condition of the buildings and improvements, the occupancy of the building, the existence of above and below market tenant leases, the creditworthiness of the tenants, favorable or unfavorable financing, above or below market ground leases and numerous other factors. Accordingly, the Company is required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on the Company’s estimate of the fair values of such assets and liabilities. This includes determining the value of the buildings and improvements, land, any ground leases, tenant improvements, in-place tenant leases, tenant relationships, the value (or negative value) of above (or below) market leases and any debt assumed from the seller or loans made by the seller to the Company. Each of these estimates requires significant judgment and some of the estimates involve complex calculations. The Company’s calculation methodology is summarized in Note 2 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2007. These allocation assessments have a direct impact on the Company’s results of operations because if the Company were to allocate more value to land there would be no depreciation with respect to such amount or if the Company were to allocate more value to the buildings as opposed to allocating to the value of tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the terms of the leases. Additionally, the amortization of value (or negative value) assigned to above (or below) market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place leases and tenant relationships, which is included in depreciation and amortization in the Company’s consolidated and combined statements of operations.
Useful Lives of Assets
     The Company is required to make subjective assessments as to the useful lives of the Company’s properties and intangible assets for purposes of determining the amount of depreciation and amortization to record on an annual basis with respect to the Company’s assets. These assessments have a direct impact on the Company’s net income (loss) because if the Company were to shorten the expected useful lives, then the Company would depreciate or amortize such assets over fewer years, resulting in more depreciation or amortization expense on an annual basis.
Asset Impairment Valuation
     The Company reviews the carrying value of its properties, goodwill, and intangible assets when circumstances, such as adverse market conditions, indicate a potential impairment may exist. The Company bases its review on an estimate of the future cash flows (excluding interest charges) expected to result from the real estate or business investment’s use and eventual disposition. The Company considers factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If the Company’s evaluation indicates that it may be unable to recover the carrying value of an investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the asset. These losses have a direct impact on the Company’s net income because recording an impairment loss results in an immediate negative adjustment to operating results. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future sales, backlog, occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be long-lived assets to be held and used are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long-term directly decreases the likelihood of recording an impairment loss for properties. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If the Company determines that impairment has occurred, the affected assets must be reduced to their fair value. No such impairment losses have been recognized to date. The Company estimates the fair value of rental properties utilizing a discounted cash flow analysis that includes projections of future revenues, expenses and capital improvement costs, similar to the income approach that is commonly utilized by appraisers. The Company reviews the value of Goodwill using an income approach on an annual basis and when circumstances indicate a potential impairment may exist.
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
     For design-build contracts, the Company recognizes revenue under the percentage of completion method. Due to the volume, varying complexity, and other factors related to the Company’s design-build contracts, the estimates required to determine percentage of completion are complex and use subjective judgments. Changes in labor costs and material inputs can have a significant impact on the percentage of completion calculations. The Company and Erdman have a long history of developing reasonable and dependable estimates related to design-build contracts with clear requirements and rights of the parties to the contracts. Although not frequent, occasionally revisions to estimates of costs are necessary and are reflected as a change in estimate when known.

     The Company receives fees for property management and development and consulting services from time to time from third parties which is reflected as fee revenue. Management fees are generally based on a percentage of revenues for the month as defined in the related property management agreements. Revenue from development and consulting agreements is recognized as earned per the agreements. Due to the amount of control retained by the Company, most joint venture developments will be consolidated; therefore, those development fees will be eliminated in consolidation.
     Other income shown in the statement of operations, generally includes interest income, primarily from the amortization of unearned income on a sales-type capital lease recognized in accordance with Statement of Financial Accounting Standards No. 13 (“SFAS 13”), and other income incidental to the Company’s operations and is recognized when earned.
     The Company must make subjective estimates as to when the Company’s revenue is earned and the collectibility of the Company’s accounts receivable related to design-build contracts and other sales, minimum rent, deferred rent, expense reimbursements, lease termination fees and other income. The Company specifically analyzes accounts receivable and historical bad debts, tenant and customer concentrations, tenant and customer creditworthiness, and current economic trends when evaluating the adequacy of the allowance for bad debts. These estimates have a direct impact on the Company’s net income because a higher bad debt allowance would result in lower net income, and recognizing rental revenue as earned in one period versus another would result in higher or lower net income for a particular period.
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
Changes in Financial Condition
     On January 23, 2008, the Company issued 3,448,278 shares of common stock to certain institutional investors at a price of $15.95 per share resulting in net proceeds to the Company of approximately $53.7 million. The net proceeds were used to reduce outstanding principal on the Company’s credit facility and for working capital. For more information on the credit facility, see “Liquidity and Capital Resources.”
     As discussed in Note 3 and Note 9 in the accompanying consolidated financial statements, the Company completed the merger with Erdman, amended its unsecured credit facility, and obtained $100.0 million in term debt.
Results of Operations
     The Company’s loss from operations is generated primarily from operations of its properties and design-build services. The changes in operating results from period to period reflect changes in existing property performance, changes in the number of properties due to development, acquisition, or disposition of properties, and the operating results of the design-build segment.
Business Segments
     The Company has two identified reportable segments: (1) property operations and (2) design-build and development. The Company defines business segments by their distinct customer base and service provided. Each segment operates under a separate management group and produces discrete financial information, which is reviewed by the chief operating decision maker to make resource allocation decisions and assess performance. See Note 5 of the accompanying consolidated financial statements.

Property Summary
     The following is an activity summary of the Company’s portfolio of wholly-owned and significant partially owned properties for the three months ended March 31, 2008 and the year ended December 31, 2007:

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
Properties at January 1	59	51
Acquisitions	2	—

Properties at March 31	61	51

Year Ended
December 31, 2007
Properties at January 1	51
Acquisitions	5
In-service completed developments	2
Lease-up completed development	1

Properties at December 31	59

     The above tables include East Jefferson Medical Specialty Building, which is accounted for as a sales-type capital lease. A property is considered “in-service” upon the earlier of (1) lease-up and substantial completion of tenant improvements, or (2) one year after cessation of major construction. For portfolio and operational data, a single in-service date is used. For GAAP reporting, a property is placed into service in stages as construction is completed and the property and tenant space is available for its intended use.
     For the three months ended March 31, 2008, there is one month of operating activity related to the Erdman subsidiary.
Comparison of the three months ended March 31, 2008 and March 31, 2007
FFOM
     FFOM increased $2.2 million, or 60.2%, from $3.6 million in 2007 to $5.8 million in 2008. The increase in FFOM is due to: (1) $0.6 million increase in FFOM for the design-build and development segment, of which the majority of the segment’s increase is due to the inclusion of Erdman’s operating activity for the month ended March 31, 2008; and (2) $2.8 million increase in FFOM from property acquisitions and completed developments. These increases in net operating income were offset by a $1.1 million increase in interest expense due to increased outstanding debt balances and a $0.4 million increase in corporate general and administrative expenses primarily due to equity compensation expense associated with LTIP unit grants in connection with the Erdman transaction.

     See Note 5 to the accompanying consolidated financial statements for business segment information and management’s use of FFO and FFOM to evaluate operating performance. The following table presents the reconciliation of FFO and FFOM to net loss, which is the most directly comparable GAAP measure to FFO and FFOM, for the three months ended March 31, 2008 and 2007 (in thousands, except per share and unit amounts):

Net loss	$(1,801)	$(1,913)
Plus minority interests in operating partnership	(752)	(1,048)
Plus real estate related depreciation and amortization	7,700	6,552

Funds from Operations (FFO)	5,147	3,591
Plus amortization of intangibles related to purchase accounting, net of income tax benefit	648	26

Funds from Operations Modified (FFOM)	$5,795	$3,617

FFO per share and unit — basic and diluted	$0.26	$0.28
FFOM per share and unit — basic and diluted	$0.29	$0.28

Weighted average shares and units outstanding — basic	19,972	12,919
Weighted average shares and units outstanding — diluted	19,985	12,939
Revenue
     Rental revenue increased $4.4 million, or 30.5%. Rental revenue from acquisition properties and completed developments increased $3.9 million. Same-property revenue increased $0.5 million, or 4.2%, primarily due to general increases in rent related to Consumer Price Index (“CPI”) escalation clauses and increased rent from reimbursable expenses.
     Design-build contract revenue and other sales revenue is due to the one month inclusion of Erdman’s operating results for the three months ended March 31, 2008.
     Development management and other income decreased $0.2 million due to the timing of development fee income from projects. For the three months ended March 31, 2007, there was one project that generated $0.2 million of revenue. There was no such project in 2008.
Expenses
     Property operating and management expenses increased $1.3 million, or 21.9%. Property operating and management expenses related to acquisition properties and completed developments increased $1.1 million. Same-property property operating and management expenses increased $0.2 million, or 5.4%, primarily due to reimbursable expenses such as property taxes, insurance, and utilities.
     Costs related to design-build contract revenue and other sales revenue is due to the one month inclusion of Erdman’s operating results for the three months ended March 31, 2008.
     Selling, general, and administrative expenses increased $2.2 million, or 104.4%. An increase of $1.8 million is due to the one month inclusion of Erdman’s operating results for the three months ended March 31, 2008. During the quarter ended March 31, 2008, the Company expensed $0.5 million related to vested equity compensation granted to management in connection with the Erdman transaction.
     Depreciation and amortization expense increased $2.4 million, or 35.9%. Due to the addition of the Erdman subsidiary, there was an increase of $1.0 million is related to the amortization of intangible assets and an increase of $0.2 million related to depreciation of fixed assets. Depreciation and amortization related to acquisition properties and completed developments increased $1.4 million. Same-property depreciation and amortization decreased $0.2 million.

Interest expense
     Interest expense increased $1.1 million, or 26.3%. The increase from 2007 to 2008 is due to an increase outstanding debt balances offset by a lower weighted average interest rate. The weighted average interest rate at March 31, 2008 was 5.7% compared to 6.4% at March 31, 2007.
Income tax expense (benefit)
     The income tax benefit in 2008 is due to a net loss for the Erdman TRS due to the amortization of intangible assets. The income tax expense in 2007 was due to net income from the CSA, LLC TRS, which was a result of development fees and a non-recurring brokerage commission.
Cash Flows
Comparison of the three months ended March 31, 2008 and March 31, 2007
     Cash used in operating activities for the three months ended March 31, 2008 was $2.7 million, compared to cash provided by operating activities for the three months ended March 31, 2007 of $5.5 million. The aggregate decrease in cash provided by operating activities was $8.2 million, which resulted from an $11.2 million net decrease due to changes in operating assets and liabilities, offset by a $3.0 increase in earnings before non-cash adjustments. The $11.2 million net decrease due to changes in operating assets and liabilities was a result of: (1) $9.6 million paid to Erdman personnel in March 2008 for fiscal year 2007 annual bonuses, profit sharing, and 401(k) employer matching, and (2) $1.6 million cash used due to various changes in operating asset, accrued expense, and prepaid rent accounts. The Company accrued the $9.6 million for the Erdman fiscal year 2007 performance bonus payments as part of the Erdman purchase price allocation and the amount was included in the Erdman merger working capital calculation.
     Cash used in investing activities was $168.6 million and $8.1 million during the three months ended March 31, 2008 and 2007, respectively. In the quarter ended March 31, 2008, the Company paid cash, net of cash assumed, of $143.8 million (of which $19.7 million related to an escrowed amount that is included in the restricted cash increase) related to the Erdman business acquisition as well as $23.3 million related to property acquisitions and capital expenditures. In the quarter ended March 31, 2007, the Company’s investment in real estate properties was primarily related to development projects as no acquisitions were made during the quarter.
     Cash provided by financing activities was $181.3 million and $6.5 million for the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008, the Company received $53.7 million, net of costs, from the issuance of common stock and the proceeds were used to reduce outstanding amounts payable on the Credit Facility. Also, during the three months ended March 31, 2008, the Company received proceeds of $100.0 million from the Term Loan and $90.5 million from the Credit Facility, which were primarily used to fund the Erdman transaction and property acquisitions. For the three months ended March 31, 2007, the Company received proceeds of $77.2 million, net of costs, related to the issuance of common stock and used the funds in repaying $78.9 million on the Credit Facility.
Construction in Progress
     Construction in progress at March 31, 2008, consisted of the Mebane Medical Office Building and the St. Luke’s Riverside medical office buildings. The following is a summary of the construction in progress balance (dollars in thousands):

					Estimated
		Estimated	Net Rentable	Investment	Total
Property	Location	Completion Date	Square Feet	to Date	Investment
Mebane Medical Office Building	Mebane, NC	2Q 2008	60,000	$13,994	$16,200
St. Luke’s Riverside MOB	Bethlehem, PA	4Q 2009	170,000	$876	$38,900
Land and pre-construction developments			—	1,730	—

			230,000	$16,600	$55,100

     Mebane Medical Investors, LLC, which will own Mebane Medical Office Building, is a real estate partnership between the Company and Alamance Regional Medical Center, Inc. and certain physician tenants. The Company currently has a 45.1% ownership in the real estate partnership and consolidates the partnership in accordance with EITF 04-5.
     In May 2007, Mebane Medical Investors, LLC obtained construction financing related to the Mebane Medical Office Building project. The facility provides financing up to $13.0 million with an interest rate equal to LIBOR plus 1.3% (4.00% as of March 31, 2008). The mortgage note payable will mature in three years and provides for interest-only payments through May 2009 and principal payments based on a 30 year amortization from June 2009 through the maturity date in May 2010. This facility has two one-year extension options. As of March 31, 2008, there was $9.7 million drawn on the facility.
Liquidity and Capital Resources
     As of March 31, 2008, the Company had $13.6 million available in cash and cash equivalents. The Company will be required to distribute at least 90% of the Company’s net taxable income, excluding net capital gains, to the Company’s stockholders on an annual basis due to qualification requirements as a REIT. Therefore, as a general matter, it is unlikely that the Company will have any substantial cash balances that could be used to meet the Company’s liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.
     The Company has a $150.0 million secured revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions (including Bank of America, N.A., KeyBank National Association, M&I Marshall and Ilsley Bank, Citicorp North America, Inc., and Branch Banking & Trust Company) (collectively, the “Lenders”). The Credit Facility is available to fund working capital and for other general corporate purposes; to finance acquisition and development activity; and to refinance existing and future indebtedness. The Credit Facility permits the Company to borrow up to $150.0 million of revolving loans, with sub-limits of $25.0 million for swingline loans and $25.0 million for letters of credit.
     The Credit Facility shall terminate and all amounts outstanding thereunder shall be due and payable in full, three years from March 10, 2008. The Credit Facility provides for a one-year extension at the Company’s conditional option. The Credit Facility also allows for up to $100.0 million of increased availability (to a total aggregate available amount of $250.0 million), at the Company’s option but subject to each Lender’s option to increase its commitment. The interest rate on loans under the Credit Facility equals, at the Company’s election, either (1) LIBOR plus a margin of between 95 to 140 basis points based on the Company’s leverage ratio or (2) the higher of the federal funds rate plus 50 basis points or Bank of America, N.A.’s prime rate.
     The Credit Facility contains customary terms and conditions for credit facilities of this type, including, but not limited to: (1) affirmative covenants relating to the Company’s corporate structure and ownership, maintenance of insurance, compliance with environmental laws and preparation of environmental reports, maintenance of the Company’s REIT qualification and listing on the NYSE, (2) negative covenants relating to restrictions on liens, indebtedness, certain investments (including loans and certain advances), mergers and other fundamental changes, sales and other dispositions of property or assets and transactions with affiliates, and (3) financial covenants to be met by the Company at all times including a maximum total leverage ratio (70%), maximum real estate leverage ratio (70%), minimum fixed charge coverage ratio (1.50 to 1.00), maximum total debt to real estate value ratio (90%) and minimum consolidated tangible net worth ($65 million plus 85% of the net proceeds of equity issuances issued after the closing date).
     As of March 31, 2008, there was $31.9 million available under the Credit Facility. There was $116.0 million outstanding at March 31, 2008 and $2.1 million of availability was restricted related to outstanding letters of credit.
     The Company has $100.0 million outstanding under a new $100.0 million senior secured term facility (the “Term Loan”) to finance the cash portion of the Erdman transaction. Keybanc Capital Markets is acting as sole lead arranger and sole book manager of the Term Loan. Bank of America, N.A. is acting as syndication agent. Branch Banking and Trust Company and Wachovia Bank, N.A are acting as co-documentation agents. KeyBank National Association, Bank of America, N.A., Branch Banking and Trust Company, Wachovia Bank, National Association, M&I Marshall and Ilsley Bank, and Citicorp North America, Inc. are lenders thereunder. The Term Loan is secured by the stock and certain accounts receivables of Erdman and is guaranteed by the Company. The Term Loan matures on the third anniversary of its closing and will be subject to a one-year extension at the Company’s option. The Term Loan contains customary covenants including, but not limited to, (1) affirmative covenants relating to the Company’s corporate structure and ownership, maintenance of insurance, compliance with environmental laws and preparation of environmental reports, maintenance of the Company’s REIT status and listing on the NYSE, (2) negative covenants relating to restrictions on liens, indebtedness, certain investments (including loans and certain advances), mergers and other fundamental changes, sales and other dispositions of property or assets and transactions with affiliates, and (3) financial covenants to be met by the Company at all times under the guaranty including a maximum total leverage ratio (70%), maximum real estate leverage ratio (70%), minimum fixed charge coverage ratio (1.50 to 1.00), maximum total debt to real estate value ratio (90%) and minimum consolidated tangible net worth ($65 million plus 85% of the net proceeds of equity issuances), as well as being cross defaulted to the Company’s Credit Facility. In addition, there are financial covenants relating only to Erdman. The interest rate on loans under the Term Loan equals, at the Company’s election, either (1) LIBOR plus a margin of between 300 to 350 basis points based on certain Erdman performance ratios or (2) the higher of the federal funds rate plus 50 basis points or KeyBank National Association’s prime rate.
     The Company believes that it will have sufficient capital resources as a result of operations and the borrowings in place to fund ongoing operations.
     On March 18, 2008, the Company announced that the Board of Directors had declared a quarterly distribution of $0.35 per share and OP Unit payable on April 21, 2008 to stockholders and holders of OP Units of record on March 31, 2008. The distribution covers the first quarter of 2008. The distribution was paid on April 21, 2008. The dividend and distribution were equivalent to an annual rate of $1.40 per share and OP unit.
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

Contractual Obligations
     The following table summarizes the Company’s contractual obligations as of March 31, 2008, including the maturities and scheduled principal repayments and the commitments due in connection with the Company’s ground leases and operating leases for the periods indicated (in thousands):

	Remainder
	of 2008	2009	2010	2011	2012	Thereafter	Total
Obligation:
Long-term debt principal payments and maturities (1)	$47,460	$47,284	$28,451	$220,091	$6,408	$107,114	$456,808
Standby letters of credit (2)	7,063	—	—	—	—	—	7,063
Interest payments (3)	17,238	21,063	18,504	8,705	6,505	19,156	91,171
Purchase commitments (4)	852	—	—	—	—	—	852
Ground leases (5)	203	271	271	271	271	7,951	9,238
Operating leases (6)	4,358	4,796	3,731	3,201	3,101	27,776	46,963

Total	$77,174	$73,414	$50,957	$232,268	$16,285	$161,997	$612,095

(1)	Includes notes payable under the Company’s Credit Facility

(2)	As collateral for performance, the Company is contingently liable under standby letters of credit, which also reduces the availability under the Credit Facility

(3)	Assumes one-month LIBOR of 2.70% and Prime Rate of 5.25%

(4)	These purchase commitments are related to the Company’s development projects that are currently under construction.

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

(6)	Payments under operating lease agreements relate to various of our properties’ equipment and office space leases. The future minimum lease commitments under these leases are as indicated.
Off-Balance Sheet Arrangements
     The Company may guarantee debt in connection with certain of its development activities, including joint ventures, from time to time. As of March 31, 2008, the Company did not have any such guarantees outstanding.
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
Seasonality
     The Design-Build and Development business segment can be subject to seasonality due to weather conditions at construction sites. In addition, construction starts and contract signings can be impacted by the timing of budget cycles at healthcare systems and providers.

Recent Accounting Pronouncements
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to provide users of financial statements with an enhanced understanding of derivative instruments and hedging activities by having the Company disclose: (1) how and why the Company uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect the Company’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company has not adopted SFAS 161 and is in the process of evaluating the impact of SFAS 161 on its consolidated financial statements.
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
     As of March 31, 2008, the Company had $456.8 million of consolidated debt outstanding (excluding any discounts or premiums related to assumed debt). Of the Company’s total consolidated debt, $120.6 million, or 26.4%, was variable rate debt that is not subject to variable to fixed rate interest rate swap agreements. Of the Company’s total indebtedness, $336.2 million, or 73.6%, was subject to fixed interest rates, including variable rate debt that is subject to variable to fixed rate swap agreements. The weighted average interest rate for fixed rate debt was 6.2% as of March 31, 2008.
     If LIBOR were to increase by 10%, or 27 basis points based on March 31, 2008 one-month LIBOR of 2.70%, the increase in interest expense on the Company’s March 31, 2008 variable rate debt would decrease future annual earnings and cash flows by approximately $0.3 million. Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on the Company’s financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, the Company may take actions to further mitigate the Company’s exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in the Company’s financial structure.
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
     During the three months ended March 31, 2008, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
     See the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, for risk factors. There have been no significant changes to the Company’s risk factors during the three months ended March 31, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Pursuant to a Purchase Agreement, dated January 23, 2008 (the “Purchase Agreement”), among the Company, the Operating Partnership and KeyBanc Capital Markets Inc. (the “Initial Purchaser”), the Company sold 3,448,278 shares of the Company’s common stock, par value $.01 per share (the “Securities”), to the Initial Purchaser in a private offering (the “Offering”). The Initial Purchaser purchased the Securities with a view to the private resale of the Securities to certain institutional investors at a price of $15.95 per share. The Securities were issued to the Initial Purchaser and resold to the institutional investors pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.
     The Company received net proceeds of approximately $53.7 million from the private offering. The Company used the net proceeds from the private offering to reduce borrowings under its Credit Facility.
     In connection with the Offering, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with KeyBanc Capital Markets Inc. on behalf of the holders of the Securities named therein pursuant to which the Company agreed to prepare and file with the Securities and Exchange Commission (the “Commission”) a shelf registration statement providing for the resale of the Securities and to cause such shelf registration statement to be declared effective by the Commission on the terms and subject to the conditions specified in the registration agreement. If the Company fails to cause such shelf registration statement to be declared effective or to maintain effectiveness, under certain circumstances, the Company may be obligated to pay liquidated damages to holders of the Securities.
     In connection with the Merger, the Operating Partnership issued 4,331,336 OP units pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. Please see Note 3 to the accompanying consolidated financial statements.

Issuer Purchases of Equity Securities
     Below is a summary of equity repurchases by month for the three months ended March 31, 2008:

Total Number of
			Equity Securities	Approximate Dollar
		Average	Purchased as Part	Value of Equity
	Total Number of	Price Paid	of Publicly	Securities that May
	Equity Securities	Per Equity	Announced Plans	Yet Be Purchased
For the Month of	Purchased	Security	or Programs	Under the Plan
January 2008	—	$—	N/A	N/A
February 2008	—	—	N/A	N/A
March 2008	11,397	15.22	N/A	N/A
Total	11,397	$15.22	N/A	N/A

     These figures only relate to repurchases of Operating Partnership units by the Operating Partnership. The Company did not repurchase shares of Common Stock during the three months ended March 31, 2008.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
3.1	First Amendment to First Amended and Restated Agreement of Limited Partnership of Cogdell Spencer LP.

10.1
Agreement and Plan of Merger, dated January 23, 2008, by and among Cogdell Spencer LP, Goldenboy Acquisitions Corp., MEA Holdings, Inc., Marshall Erdman & Associates, Inc., Marshall Erdman Development, LLC, David Pelisek, David Lubar and Scott Ransom.

10.2
Amendment to Agreement and Plan of Merger, dated March 10, 2008, by and among Cogdell Spencer LP, Goldenboy Acquisitions Corp., MEA Holdings, Inc., Marshall Erdman & Associates, Inc., Marshall Erdman Development, LLC, David Pelisek, David Lubar and Scott Ransom.

10.3	Escrow Agreement, dated March 10, 2008, by and between Cogdell Spencer LP, David Pelisek, David Lubar, Scott Ransom and Mellon Investor Services LLC.

10.4	Exchange Agent Agreement, dated March 10, 2008, by and between Cogdell Spencer LP, David Pelisek, David Lubar, Scott Ransom and Mellon Investor Services LLC.

10.5	Voting Agreement, dated January 23, 2008, by and among the Shareholders (as defined therein) of MEA Holdings, Inc. for the benefit of Cogdell Spencer LP and Goldenboy Acquisitions Corp.

10.6
Voting Agreement, dated January 23, 2008, by and among Baird Capital Partners III Limited Partnership, BCP III Affiliates Fund Limited Partnership, BCP III Special Affiliates Fund Limited Partnership, Lubar Capital LLC, James Cogdell and Frank Spencer.

10.7	Contributing Shareholders Voting Agreement, dated March 10, 2008, by and among James Cogdell, Frank Spencer, David Pelisek, David Lubar and Scott Ransom.

10.8	Director Designation Agreement, dated March 10, 2008, by and between Cogdell Spencer Inc. and David Lubar.

10.9	Registration Rights Agreement, dated March 10, 2008, by and among Cogdell Spencer Inc. and certain persons listed on Schedule I thereto.

10.10	Registration Rights Agreement, dated January 28, 2008, by and among Cogdell Spencer Inc. and KeyBanc Capital Markets Inc. on behalf of the persons listed on Schedule I thereto.

10.11	Guaranty Agreement, dated March 10, 2008, among each of the Guarantors named therein and Bank of America, N.A.

10.12	Intercreditor Agreement, dated March 10, 2008, between Bank of America, N.A. and KeyBank National Association.

10.13
Credit Agreement, dated March 10, 2008, among Cogdell Spencer LP, Cogdell Spencer Inc., Bank of America, N.A., KeyBank National Association, Branch Banking & Trust Company, Wachovia Bank, National Association, each lender signatory thereto and Banc of America Securities LLC.

10.14	Employment Agreement, dated March 1, 2008, between Marshall Erdman & Associates, Inc. and Scott A. Ransom.

10.15	Form of Contribution Agreement by and among Cogdell Spencer Inc., Cogdell Spencer LP and each of the persons set forth on Schedule 1 to Exhibit 10.15.

10.16	Contribution Agreement Side Letter, dated March 10, 2008, by Cogdell Spencer Inc. and Cogdell Spencer LP delivered to David Pelisek, David Lubar and Scott Ransom.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGDELL SPENCER INC. Registrant
Date: May 12, 2008	/s/Frank C. Spencer
Frank C. Spencer
President and Chief Executive Officer

Date: May 12, 2008	/s/Charles M. Handy
Charles M. Handy
Senior Vice President and Chief Financial Officer