Form 10-Q
period 2008-06-30
Cogdell Spencer Inc.
filed 2008-08-11
CIK 1332896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 15,402,322 shares of common stock, par value $.01 per share, outstanding as of August 8, 2008.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COGDELL SPENCER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	June 30,	December 31,
	2008	2007
Assets
Real estate properties:
Land	$30,673	$30,673
Buildings and improvements	496,264	455,606
Less: Accumulated depreciation	(56,974)	(44,596)

Net operating real estate properties	469,963	441,683
Construction in progress	2,889	13,380

Net real estate properties	472,852	455,063
Cash and cash equivalents	5,088	3,555
Restricted cash	18,078	1,803
Tenant and accounts receivable, net of allowance of $184 in 2008 and $19 in 2007	49,827	2,249
Goodwill and intangible assets, net of accumulated amortization of $27,402 in 2008 and $18,728 in 2007	313,767	31,589
Other assets	30,559	11,978

Total assets	$890,171	$506,237

Liabilities and stockholders’ equity
Mortgage notes payable	$242,033	$237,504
Revolving credit facility	114,000	79,200
Term loan	100,000	—
Accounts payable	29,028	5,817
Billings in excess of costs and estimated earnings on uncompleted contracts	32,796	—
Deferred income taxes	40,107	217
Payable to MEA shareholders	24,003	—
Other liabilities	40,976	21,243

Total liabilities	622,943	343,981
Commitments and contingencies
Minority interests in real estate partnerships	2,499	2,434
Minority interests in operating partnership	93,575	44,787
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000 shares authorized, none issued or outstanding	—	—
Common Stock; $0.01 par value; 200,000 shares authorized, 15,403 and 11,948 shares issued and outstanding in 2008 and 2007, respectively	154	119
Additional paid-in capital	236,070	166,901
Accumulated other comprehensive income (loss)	113	(1,234)
Accumulated deficit	(65,183)	(50,751)

Total stockholders’ equity	171,154	115,035

Total liabilities and stockholders’ equity	$890,171	$506,237

See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues:
Rental revenue	$19,300	$14,624	$37,991	$28,945
Design-Build contract revenue and other sales	78,021	—	101,956	—
Property management and other fees	835	826	1,672	1,770
Development management and other income	110	21	129	251

Total revenues	98,266	15,471	141,748	30,966

Expenses:
Property operating and management	7,841	6,065	15,040	11,969
Costs related to design-build contract revenue and other sales	66,286	—	87,330	—
Selling, general, and administrative	8,488	1,657	12,789	3,764
Depreciation and amortization	12,380	6,749	21,404	13,391

Total expenses	94,995	14,471	136,563	29,124

Income from operations before other income (expense), income tax expense (benefit), minority interests in real estate partnerships, and minority interests in operating partnership	3,271	1,000	5,185	1,842

Other income (expense):
Interest and other income, net	218	179	473	580
Interest expense	(6,857)	(3,188)	(11,952)	(7,223)
Equity in earnings (loss) of unconsolidated real estate partnerships	5	4	7	(5)

Total other income (expense)	(6,634)	(3,005)	(11,472)	(6,648)

Loss from operations before income tax expense (benefit), minority interests in real estate partnerships, and minority interests in operating partnership	(3,363)	(2,005)	(6,287)	(4,806)

Income tax expense (benefit)	(383)	26	(740)	170

Loss from operations before minority interests in real estate partnerships, and minority interests in operating partnership	(2,980)	(2,031)	(5,547)	(4,976)

Minority interests in real estate partnerships	48	(22)	62	(39)
Minority interests in operating partnership	1,089	562	1,841	1,611

Net loss	$(1,843)	$(1,491)	$(3,644)	$(3,404)

Net loss per share — basic and diluted	$(0.12)	$(0.12)	$(0.24)	$(0.34)

Weighted average common shares — basic and diluted	15,393	11,931	14,879	10,153

See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

				Accumulated
	Number of		Additional	Other
	Common	Common	Paid-in	Comprehensive	Accumulated
	Shares	Stock	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2007	11,948	$119	$166,901	$(1,234)	$(50,751)	$115,035
Comprehensive loss:
Net loss	—	—	—	—	(3,644)	(3,644)
Unrealized gain on interest rate swaps	—	—	—	1,347	—	1,347

Comprehensive loss						(2,297)
Issuance of common stock, net of costs	3,449	35	53,738	—	—	53,773
Restricted stock grants	6	—	94	—	—	94
Amortization of restricted stock grants	—	—	32	—	—	32
Dividends to common stockholders	—	—	—	—	(10,788)	(10,788)
Adjustment to record change of interest in the operating partnership due to the issuance of operating partnership units in excess of book value	—	—	15,305	—	—	15,305

Balance at June 30, 2008	15,403	$154	$236,070	$113	$(65,183)	$171,154

See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	For the Six Months Ended
	June 30, 2008	June 30, 2007
Operating activities:
Net loss	$(3,644)	$(3,404)
Adjustments to reconcile net loss to cash provided by operating activities:
Minority interests	(1,903)	(1,572)
Depreciation and amortization	21,404	13,391
Amortization of acquired above market leases and acquired below market leases, net	(369)	(341)
Straight line rental revenue	(263)	(153)
Amortization of deferred financing costs and debt premium	482	127
Deferred income taxes	(1,103)	—
Equity-based compensation	894	132
Equity in loss (earnings) of unconsolidated real estate partnerships	(7)	5
Changes in operating assets and liabilities:
Tenant and accounts receivable and other assets	4,171	(603)
Accounts payable and other liabilities	(14,290)	4,029
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,338)	—

Net cash provided by operating activities	1,034	11,611
Investing activities:
Business acquisition, net of cash acquired	(130,586)	—
Investment in real estate properties	(28,590)	(55,139)
Purchase of minority interests in operating partnership	(281)	(3,653)
Proceeds from sales-type capital lease	153	153
Purchase of corporate equipment	(568)	(333)
Distributions received from unconsolidated real estate partnerships	5	—
Increase in restricted cash	(11,176)	(131)

Net cash used in investing activities	(171,043)	(59,103)
Financing activities:
Proceeds from mortgage notes payable	1,778	42,250
Repayments of mortgage notes payable	(1,535)	(15,840)
Proceeds from revolving credit facility	94,500	35,200
Repayments to revolving credit facility	(59,700)	(78,687)
Proceeds from term loan	100,000	—
Net proceeds from sale of common stock	53,773	78,404
Dividends and distributions	(14,244)	(10,191)
Equity contribution by partner in consolidated real estate partnerships	206	—
Distributions to minority interests in real estate partnership	(79)	(68)
Payment of deferred financing costs	(3,157)	(428)

Net cash provided by financing activities	171,542	50,640

Increase in cash and cash equivalents	1,533	3,148
Balance at beginning of period	3,555	1,029

Balance at end of period	$5,088	$4,177

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$9,534	$7,172

Cash paid for income taxes	$2,579	$229

Noncash investing and financing activities:
Operating Partnership Units issued or to be issued in connection with the acquisition of a business or real estate property	81,673	3,583
Investment in real estate costs contributed by partner in a consolidated real estate partnership	—	460
Accrued dividends and distributions	8,633	5,728
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
          On March 10, 2008, the Company and its operating partnership, Cogdell Spencer LP (the “Operating Partnership”), completed a merger transaction through which they acquired MEA Holdings, Inc. (“MEA”) which wholly owns Marshall Erdman & Associates, Inc. (“Erdman”). Erdman is a market-leading provider of advanced planning and design-build services for healthcare facilities throughout the United States of America. Erdman’s service offerings include advance planning, architecture, engineering, and construction. Combined, the Company is a fully integrated healthcare facilities solutions company providing services from conceptual planning to long-term ownership and property management.
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
          The Company reviews its interests in entities to determine if the entity’s assets, liabilities, noncontrolling interests and results of activities should be included in the consolidated financial statements in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities”, Emerging Issues Task Force (“EITF”) 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” and Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”
     Interim Financial Information
          The financial information for the three and six months ended June 30, 2008 and 2007 is unaudited, but includes all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for such periods. Operating results for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal years of 2008 or 2007 or any other future period. These condensed consolidated financial statements do not include all disclosures required by GAAP for annual consolidated financial statements. The Company’s audited consolidated financial statements are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
     Income Taxes
          The Company elected to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement that 90% of ordinary taxable income be distributed. As a REIT, the Company will generally not be subject to federal income tax to the extent that it meets the organization and operational requirements and distributions equal or exceed taxable income. For all periods subsequent to the REIT election, the Company has met the organization and operational requirements and distributions exceeded net taxable income. Accordingly, no provision has been made for federal and state income taxes, except as follows.
          Cogdell Spencer Advisors, LLC (“CSA, LLC”), wholly-owned by the Operating Partnership, has elected to be a taxable REIT subsidiary (“TRS”). Consera Healthcare Real Estate, LLC has been reorganized and is now a wholly-owned subsidiary of CSA, LLC. MEA, wholly-owned by the Operating Partnership and the parent company of Erdman, has elected to be a TRS. As TRSs, the operations of CSA, LLC and MEA are generally subject to corporate income taxes.
          The TRSs account for their income taxes based on the requirements of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), which includes an estimate of the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The calculation of the TRSs’ tax provision may require interpreting tax laws and regulations and could result in the use of judgments or estimates which could cause their recorded tax liability to differ from the actual amount due. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The TRSs periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state, or federal statutory tax audits or estimates and judgments used.
          Effective January 1, 2007, the Company and the TRSs began applying the provisions of the FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” for measuring and recognizing tax benefits associated with uncertain tax positions. Penalties and interest, if incurred, would be recorded as a component of income tax expense. There were no penalties or interest recorded during the three and six months ended June 30, 2008 and 2007. The Company and the TRSs have no unrecognized tax benefits for 2004 (Erdman), 2005, 2006, and 2007 federal and state tax returns are open for examination.
     Warranties
          Erdman provides standard industry warranties, which generally are for one year after completion of a project. Buildings are guaranteed against defects in workmanship for one year after completion. The typical warranty requires that Erdman replace or repair the defective item. Erdman records an estimate for future warranty related costs based on actual historical warranty claims. This estimated liability is included in “Other liabilities” in the consolidated balance sheets. Based on analysis of warranty costs, the warranty provisions are adjusted as necessary. While warranty costs have historically been within its calculated expectations, it is possible that future warranty costs could exceed expectations.
          The changes in the carrying amounts of the total warranty liabilities for the three and six months ended June 30, 2008 and 2007 are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Balance at the beginning of period	$2,000	$—	$—	$—
Erdman acquisition	—	—	2,000	—
Accruals	541	—	541	—
Settlements	(541)	—	(541)	—

Balance at the end of period	$2,000	$—	$2,000	$—

     Deferred Financing Costs
          Deferred financing costs include fees and costs incurred in conjunction with long-term financings and are amortized over the terms of the related debt using the straight-line method, which approximates the effective interest method. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to earnings. Deferred financing costs were $4.2 million, net of accumulated amortization of $1.2 million as of June 30, 2008 and $1.6 million, net of accumulated amortization of $0.7 million, as of December 31, 2007.
     Per Share Data
          Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective period. There were 8,848 and 16,000 shares of unvested restricted stock outstanding at June 30, 2008 and 2007, respectively, that were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.
     Concentrations and Credit Risk
     The Company maintains its cash in commercial banks. Balances on deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to specific limits. Balances on deposit in excess of FDIC limits are uninsured.
     One customer accounted for over 10% of accounts receivable at June 2008. No customers or tenants accounted for more than 10% of revenue for the three and six months ended June 30, 2008 and 2007.
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
     Recent Accounting Pronouncements
          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to provide users of financial statements with an enhanced understanding of derivative instruments and hedging activities by having the Company disclose: (1) how and why the Company uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect the Company’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company has not adopted SFAS 161 and is in the process of evaluating the impact of SFAS 161 on its consolidated financial statements.

          In April 2008, the FASB issued Financial Statement Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP No. EITF 03-6-1”). FSP No. EITF 03-6-1 states that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and should be included in basic and diluted earnings per share calculations. FSP No. EITF 03-6-1 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The Company is evaluating the impact FSP No. EITF 03-6-1 may have on its consolidated financial statements.
          In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”). FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP No. FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The Company is evaluating the impact FSP FAS 142-3 may have on its consolidated financial statements.
          In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. SFAS 162 will be effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB’s”) amendments to AU Section 411. The Company does not expect SFAS 162 to have an impact on its consolidated financial statements.
3. Business and Property Acquisitions
     Merger with Erdman
          On March 10, 2008, the Company and the Operating Partnership completed a merger transaction through which they acquired MEA. The transaction was effected pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of January 23, 2008, as amended, by and among the Company, the Operating Partnership, Goldenboy Acquisition Corp. (a wholly-owned subsidiary of the Operating Partnership), MEA, Erdman, Marshall Erdman Development, LLC, and David Pelisek, David J. Lubar and Scott A. Ransom, in their capacity as the Seller Representatives.
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
          The cash consideration per share of MEA common shares payable in the Merger (the “Cash Consideration”) was calculated pursuant to a formula based on an “enterprise value” for 100% of MEA of $247.0 million, subject to certain adjustments. In connection with the Merger, in addition to the cash consideration of approximately $159.6 million paid in the aggregate to the holders of MEA common shares, pursuant to certain contribution agreements entered into in connection with the Merger, the Operating Partnership issued OP Units to the Contributors. The number of OP Units per MEA common share was based on the same value per MEA common share payable in cash under the Merger Agreement, or $17.01 per OP Unit. The OP Units issued in the transaction were of two types — “regular units” and “alternative units.” A total of 4,331,336 OP Units were issued upon the closing of the transaction, of which 3,063,908 were regular units and 1,267,429 were alternative units. In June 2008, a total of 208,496 OP Units, of which all were alternative units, were issued as part of a post-closing claim release. Up to

595,705 additional OP Units, comprised of alternative units, may be issued based on the level of post-closing indemnity claims. The alternative units are substantially the same as the regular units, except that the regular units have an exchange feature whereby they are exchangeable, after a one-year lock-up period, on a one-for-one basis, for shares of the Company’s common stock, while the alternative units were not exchangeable for shares of the Company’s common stock until the exchange feature included as a feature of the alternative units was approved by the Company’s stockholders. On May 29, 2008, the Company’s stockholders approved the exchange feature whereby the alternative units will be exchangeable, after a one-year lock-up period, on a one-for-one basis, for shares of the Company’s common stock.
          The Merger Agreement provides that certain adjustments to the aggregate Cash Consideration paid will be made following the delivery of the final closing statement to the Seller Representative. A portion of the aggregate Cash Consideration has been deposited in an escrow account pending such adjustments. In the event that additional cash payments were owed to the former holders of MEA shares, the escrow agent shall pay to the former holders of MEA shares that were not exchanged for OP units the pro rata cash amount owed to each such holder and the Operating Partnership will issue to the Contributors additional OP units in the same amount per share, based on $17.01 per OP unit. The Merger Agreement also provides that a portion of the aggregate Cash Consideration to be paid to the former holders of shares of MEA will be held in escrow as security for certain indemnification obligations owed by such holders to the Operating Partnership and Goldenboy Acquisition Corp. under the Merger Agreement. Releases from this escrow will be treated in the same way.
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
          The aggregate consideration paid for the Merger, pending finalization of the working capital adjustment, was as follows (in thousands):

Fair value of OP Units issued and to be issued	$81,347
Cash consideration, net of cash acquired	145,234

Total purchase price, net of cash acquired	$226,581

          Of the total purchase price, $202.6 million has been paid and the remaining $24.0 million is being held in escrow and is expected to be released to the sellers in 2008 and 2009. Of the $24.0 million being held in escrow, $9.4 million is expected to be paid in OP Units, which represents 595,705 OP Units. The Company has recorded a liability of $9.4 million in “Payable to MEA Shareholders” related to the expected issuance of these OP Units and the Company has recorded a liability of $14.6 million in “Payable to MEA Shareholders” related to the expected cash to be paid.
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

Accounts receivable, including retainage receivables	$52,637
Goodwill and intangible assets	287,500
Other assets	14,381
Accounts payable	(27,449)
Billings in excess of costs and estimated earnings on uncompleted contracts	(37,134)
Deferred income taxes	(40,185)
Other liabilities	(23,169)

Total purchase price, net of cash acquired	$226,581

          Erdman’s service offerings and customer lists are complementary to the Company’s pre-merger service offerings. As a result of the merger, the Company became a fully integrated healthcare facilities real estate company. The accompanying statement of operations for the six months ended June 30, 2008, includes four months of Erdman’s operations.
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
          The following table is an allocation of the purchase price of the property acquisitions during the six months ended June 30, 2008 (in thousands):

Building and improvements	$20,259
Acquired ground or air rights leases	325
Acquired in place lease value and deferred leasing costs	2,948
Acquired above market leases	10

Total purchase price allocated	$23,542

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenue	$98,266	$87,377	$190,721	$174,779
Net loss	(260)	(74)	(4,861)	(571)
Net loss per share — basic and diluted	$(0.02)	$(0.01)	$(0.33)	$(0.06)
          The Company expects to recognize amortization expense from the acquired intangible assets of $13.2 million, $10.3 million, $4.9 million, $3.9 million, $3.0 million for the years ended December 31, 2008, 2009, 2010, 2011, and 2012, respectively, and $2.8 million thereafter. Goodwill is not amortized and is associated with the Design-Build and Development segment.
4. Investments in Real Estate Partnerships
          As of June 30, 2008, the Company had an ownership interest in six limited liability companies or limited partnerships.

          The following is a description of the unconsolidated entities:

•	BSB Health/MOB Limited Partnership No. 2, a Delaware limited partnership, founded in 2002, owns nine medical office buildings, and 2.0% owned by the Company;

•	Shannon Health/MOB Limited Partnership No. 1, a Delaware limited partnership, founded in 2001, owns ten medical office buildings, and 2.0% owned by the Company; and

•	McLeod Medical Partners, LLC, a South Carolina limited liability company, founded in 1982, owns three medical office buildings, and 1.1% owned by the Company.
          The following is a description of the consolidated entities:
•	Cogdell General Health Campus MOB, LP, a Pennsylvania limited partnership, founded in 2006, owns one medical office building, and 80.9% owned by the Company;

•	Mebane Medical Investors, LLC, a North Carolina limited liability company, founded in 2006, owns one medical office building, and 44.0% owned by the Company; and

•	Rocky Mount MOB, LLC, a North Carolina limited liability company, founded in 2002, owns one medical office building, and 34.5% owned by the Company.
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

	As of	As of
	June 30,	December 31,
	2008	2007
Financial position:
Total assets	$57,422	$57,406
Total liabilities	49,949	50,725
Members’ equity	7,473	6,681

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Results of operations:
Total revenues	$3,117	$3,009	$6,104	$5,888
Operating and general and administrative expenses	1,202	1,402	2,664	2,575
Net income	525	170	608	447
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

          The Company’s management evaluates the operating performance of its operating segments based on funds from operations (“FFO”) and funds from operations modified (“FFOM”). FFO, as defined by the National Association of Real Estate Investment Trusts, or NAREIT, represents net income (computed in accordance with GAAP), excluding gains from sales of property, plus real estate depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. The Company adjusts the NAREIT definition to add back minority interests in the Operating Partnership. FFOM adds back to FFO non-cash amortization of non-real estate related intangible assets associated with purchase accounting. The Company presents FFO and FFOM because the Company considers them as important supplemental measures of the Company’s operational performance. The Company believes FFO is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. The Company’s methodology may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO and FFOM do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO or FFOM should not be considered as alternatives to net income (loss) (computed in accordance with GAAP) as an indicator of the Company’s performance, nor are they indicative of funds available to fund the Company’s cash needs, including the Company’s ability to pay dividends or make distributions.
          In periods prior to 2008, the Company presented segment net operating income for property operations and real estate services, where the real estate services segment included property management services. Due to the Merger with Erdman, the presentation of discrete financial information was modified and Company management no longer uses those segment measures when making resource allocation decisions.

          The following tables represent the segment information for the three months ended June 30, 2008 and 2007 (in thousands):

		Design-Build
	Property	and	Unallocated
Three months ended June 30, 2008:	Operations	Development	and Other	Total
Revenues:
Rental revenue	$19,300	$—	$—	$19,300
Design-Build contract revenue and other sales	—	78,021	—	78,021
Property management and other fees	835	—	—	835
Development management and other income	—	110	—	110

Total revenues	20,135	78,131	—	98,266

Certain operating expenses:
Property operating and management	7,841	—	—	7,841
Costs related to design-build contract revenue and other sales	—	66,286	—	66,286
Selling, general, and administrative	—	5,800	—	5,800

Total certain operating expenses	7,841	72,086	—	79,927

	12,294	6,045	—	18,339

Other income (expense)	151	46	21	218
Corporate general and administrative expenses	—	—	(2,688)	(2,688)
Interest expense	—	—	(6,857)	(6,857)
Provision for income taxes applicable to funds from operations modified	—	—	(1,248)	(1,248)
Depreciation and amortization	—	(306)	(66)	(372)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	8	—	—	8
Minority interests in real estate partnerships, before real estate related depreciation and amortization	(74)	—	—	(74)

Funds from operations modified (“FFOM”)	12,379	5,785	(10,838)	7,326

Amortization of intangibles related to purchase accounting, net of income tax benefit	(42)	(4,140)	1,631	(2,551)

Funds from operations (“FFO”)	12,337	1,645	(9,207)	4,775

Real estate related depreciation and amortization	(7,707)	—	—	(7,707)
Minority interests in operating partnership	—	—	1,089	1,089

Net income (loss)	$4,630	$1,645	$(8,118)	$(1,843)

Total assets	$549,566	$339,905	$700	$890,171

		Design-Build
	Property	and	Unallocated
Three months ended June 30, 2007:	Operations	Development	and Other	Total
Revenues:
Rental revenue	$14,624	$—	$—	$14,624
Design-Build contract revenue and other sales	—	—	—	—
Property management and other fees	826	—	—	826
Development management and other income	—	21	—	21

Total revenues	15,450	21	—	15,471

Certain operating expenses:
Property operating and management	6,065	—	—	6,065
Costs related to design-build contract revenue and other sales	—	—	—	—
Selling, general, and administrative	—	149	—	149

Total certain operating expenses	6,065	149	—	6,214

	9,385	(128)	—	9,257

Other income (expense)	147	—	32	179
Corporate general and administrative expenses	—	—	(1,508)	(1,508)
Interest expense	—	—	(3,188)	(3,188)
Provision for income taxes applicable to funds from operations modified	—	—	(42)	(42)
Depreciation and amortization	—	—	(35)	(35)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	11	—	—	11
Minority interests in real estate partnerships, before real estate related depreciation and amortization	(43)	—	—	(43)

Funds from operations modified (“FFOM”)	9,500	(128)	(4,741)	4,631

Amortization of intangibles related to purchase accounting, net of income tax benefit	(42)	—	16	(26)

Funds from operations (“FFO”)	9,458	(128)	(4,725)	4,605

Real estate related depreciation and amortization	(6,658)	—	—	(6,658)
Minority interests in operating partnership	—	—	562	562

Net income (loss)	$2,800	$(128)	$(4,163)	$(1,491)

Total assets	$504,856	$741	$640	$506,237

     The following tables represent the segment information for the six months ended June 30, 2008 and 2007 (in thousands):

		Design-Build
	Property	and	Unallocated
Six months ended June 30, 2008:	Operations	Development	and Other	Total
Revenues:
Rental revenue	$37,991	$—	$—	$37,991
Design-Build contract revenue and other sales	—	101,956	—	101,956
Property management and other fees	1,672	—	—	1,672
Development management and other income	—	129	—	129

Total revenues	39,663	102,085	—	141,748

Certain operating expenses:
Property operating and management	15,040	—	—	15,040
Costs related to design-build contract revenue and other sales	—	87,330	—	87,330
Selling, general, and administrative	—	7,681	—	7,681

Total certain operating expenses	15,040	95,011	—	110,051

	24,623	7,074	—	31,697

Other income (expense)	319	85	69	473
Corporate general and administrative expenses	—	—	(5,108)	(5,108)
Interest expense	—	—	(11,952)	(11,952)
Provision for income taxes applicable to funds from operations modified	—	—	(1,312)	(1,312)
Depreciation and amortization	—	(421)	(112)	(533)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	13	—	—	13
Minority interests in real estate partnerships, before real estate related depreciation and amortization	(152)	—	—	(152)

Funds from operations modified (“FFOM”)	24,803	6,738	(18,415)	13,126

Amortization of intangibles related to purchase accounting, net of income tax benefit	(84)	(5,172)	2,052	(3,204)

Funds from operations (“FFO”)	24,719	1,566	(16,363)	9,922

Real estate related depreciation and amortization	(15,407)	—	—	(15,407)
Minority interests in operating partnership	—	—	1,841	1,841

Net income (loss)	$9,312	$1,566	$(14,522)	$(3,644)

Total assets	$549,566	$339,905	$700	$890,171

		Design-Build
	Property	and	Unallocated
Six months ended June 30, 2007:	Operations	Development	and Other	Total
Revenues:
Rental revenue	$28,945	$—	$—	$28,945
Design-Build contract revenue and other sales	—	—	—	—
Property management and other fees	1,770	—	—	1,770
Development management and other income	—	251	—	251

Total revenues	30,715	251	—	30,966

Certain operating expenses:
Property operating and management	11,969	—	—	11,969
Costs related to design-build contract revenue and other sales	—	—	—	—
Selling, general, and administrative	—	266	—	266

Total certain operating expenses	11,969	266	—	12,235

	18,746	(15)	—	18,731

Other income (expense)	306	208	66	580
Corporate general and administrative expenses	—	—	(3,498)	(3,498)
Interest expense	—	—	(7,223)	(7,223)
Provision for income taxes applicable to funds from operations modified	—	—	(203)	(203)
Depreciation and amortization	—	—	(60)	(60)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	8	—	—	8
Minority interests in real estate partnerships, before real estate related depreciation and amortization	(86)	—	—	(86)

Funds from operations modified (“FFOM”)	18,974	193	(10,918)	8,249

Amortization of intangibles related to purchase accounting, net of income tax benefit	(85)	—	33	(52)

Funds from operations (“FFO”)	18,889	193	(10,885)	8,197

Real estate related depreciation and amortization	(13,212)	—	—	(13,212)
Minority interests in operating partnership	—	—	1,611	1,611

Net income (loss)	$5,677	$193	$(9,274)	$(3,404)

Total assets	$504,856	$741	$640	$506,237

6. Contracts
          Revenue and billings to date on uncompleted contracts, from their inception, as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30,	December 31,
	2008	2007
Costs and estimated earnings on uncompleted contracts	$362,370	$—
Billings to date	(388,884)	—

Net billings in excess of costs and estimated earnings	$(26,514)	$—

          These amounts are included in the consolidated balance sheet at June 30, 2008 and December 31, 2007 as shown below (in thousands). At June 30, 2008, the Company had retainage receivables of $11.6 million, which are included in “Tenant and accounts receivable” in the consolidated balance sheets. Amounts for billed retainages and receivables to be collected in excess of one year are not significant for the periods presented.

	June 30,	December 31,
	2008	2007
Costs and estimated earnings in excess of billings (1)	$6,282	$—
Billings in excess of costs and estimated earnings	(32,796)	—

Net billings in excess of costs and estimated earnings	$(26,514)	$—

(1) Included in “Other assets” in the consolidated balance sheet
7. Goodwill and Intangible Assets
          Goodwill and intangible assets consisted of the following at June 30, 2008 and December 31, 2007 (in thousands):

	June 30,	December 31,
	2008	2007
Goodwill	$5,335	$5,335
Intangible assets related to the Erdman acquisition, net of accumulated amortization of $5,167 in 2008	282,402	—
Acquired above market leases, net of accumulated amortization of $635 in 2008 and $516 in 2007	924	1,033
Acquired in place lease value and deferred leasing costs, net of accumulated amortization of $20,935 in 2008 and $17,739 in 2007	20,112	20,359
Acquired ground leases, net of accumulated amortization of $325 in 2008 and $217 in 2007	3,237	3,021
Acquired property management contracts, net of accumulated amortization of $340 in 2008 and $256 in 2007	1,757	1,841

Total goodwill and intangible assets, net	$313,767	$31,589

8. Mortgage Notes Payable and Borrowing Agreements
Revolving Credit Facility
          On March 10, 2008, the Company amended and restated its existing revolving credit facility, dated November 1, 2005, among the Company, the Operating Partnership, Bank of America, N.A., Citicorp North

America, Inc., Branch Banking and Trust Company, Banc of America Securities LLC, Citigroup Global Markets Inc. and other lenders (the “Credit Facility”). Banc of America Securities LLC is acting as sole lead arranger and sole book manager of the Credit Facility. KeyBank National Association is acting as syndication agent. Branch Banking and Trust Company and Wachovia Bank, N.A. are acting as co-documentation agents. Bank of America, N.A., KeyBank National Association, Branch Banking and Trust Company, Wachovia Bank, National Association, M&I Marshall and Ilsley Bank, and Citicorp North America, Inc. are lenders thereunder. The Credit Facility is secured by certain of the Company’s properties and is guaranteed by the Company and certain of its subsidiaries. The Credit Facility matures on the third anniversary of its closing, subject to a one-year extension at the Company’s option conditioned upon the lenders being satisfied with the Company and its subsidiaries’ financial condition and liquidity, and taking into consideration any payment, extension or refinancing of the Term Loan (as described below). The Credit Facility is cross defaulted against the Term Loan. The Company is subject to customary covenants including, but not limited to, (1) affirmative covenants relating to the Company’s corporate structure and ownership, maintenance of insurance, compliance with environmental laws and preparation of environmental reports, maintenance of the Company’s REIT qualification and listing on the NYSE, (2) negative covenants relating to restrictions on liens, indebtedness, certain investments (including loans and certain advances), mergers and other fundamental changes, sales and other dispositions of property or assets and transactions with affiliates, and (3) financial covenants to be met by the Company at all times including a maximum total leverage ratio (70%), maximum real estate leverage ratio (70%), minimum fixed charge coverage ratio (1.50 to 1.00), maximum total debt to real estate value ratio (90%) and minimum consolidated tangible net worth ($45 million plus 85% of the net proceeds of equity issuances issued after the closing date). The interest rate on loans under the Credit Facility equals, at the Company’s election, either (1) LIBOR plus a margin of between 95 to 140 basis points based on the Company’s leverage ratio (3.71% as of June 30, 2008) or (2) the higher of the federal funds rate plus 50 basis points or Bank of America, N.A.’s prime rate (5.00% as of June 30, 2008).
          As of June 30, 2008, there was $27.9 million available under the Credit Facility. There was $114.0 million outstanding at June 30, 2008 and $8.1 million of availability was restricted related to outstanding letters of credit.
Term Loan
          The Company, through its Erdman TRS, has $100.0 million outstanding under a $100.0 million senior secured term facility (the “Term Loan”) to finance the cash portion of the Merger. Keybanc Capital Markets is acting as sole lead arranger and sole book manager of the Term Loan. Bank of America, N.A. is acting as syndication agent. Branch Banking and Trust Company and Wachovia Bank, N.A are acting as co-documentation agents. KeyBank National Association, Bank of America, N.A., Branch Banking and Trust Company, Wachovia Bank, National Association, M&I Marshall and Ilsley Bank, and Citicorp North America, Inc. are lenders thereunder. The Term Loan is secured by the stock and certain accounts receivables of Erdman and is guaranteed by the Company. The Term Loan matures on the third anniversary of its closing and is subject to a one-time right to a one-year extension at the Company’s option (and the payment of an extention fee). The Term Loan contains customary covenants including, but not limited to, (1) affirmative covenants relating to the Company’s corporate structure and ownership, maintenance of insurance, compliance with environmental laws and preparation of environmental reports, maintenance of the Company’s REIT status and listing on the New York Stock Exchange, (2) negative covenants relating to restrictions on liens, indebtedness, certain investments (including loans and certain advances), mergers and other fundamental changes, sales and other dispositions of property or assets and transactions with affiliates, and (3) financial covenants to be met by the Company at all times under the guaranty including a maximum total leverage ratio (70%), maximum real estate leverage ratio (70%), minimum fixed charge coverage ratio (1.50 to 1.00), maximum total debt to real estate value ratio (90%) and minimum consolidated tangible net worth ($45 million plus 85% of the net proceeds of equity issuances), as well as being cross defaulted to the Company’s Credit Facility. In addition, there are financial covenants relating only to Erdman. The interest rate on loans under the Term Loan equals, at the Company’s election, either (1) LIBOR plus a margin of between 300 to 350 basis points based on certain Erdman performance ratios (5.96% as of June 30, 2008) or (2) (i) the higher of the federal funds rate plus 50 basis points or KeyBank National Association’s prime rate (ii) plus a margin of between 300 to 350 basis points based on certain Erdman performance ratios (8.50% as of June 30, 2008).
Construction Financing

          Mebane Medical Investors, LLC, a consolidated real estate partnership, has construction financing related to the Mebane Medical Office Building project. The credit facility provides financing up to $13.0 million with an interest rate equal to LIBOR plus 1.3% (3.76% as of June 30, 2008). The mortgage note payable will mature in May 2010 and provides for interest-only payments through May 2009 and principal payments based on a 30-year amortization from June 2009 through the maturity date in May 2010. This facility has two one-year extension options. As of June 30, 2008, there was $11.4 million drawn on the facility.
          In March 2008, the construction financing obtained by Cogdell Health Campus MOB, LP, a consolidated real estate partnership, was converted to a mortgage note payable. The mortgage note payable of $11.0 million matures in March 2015 and has an interest rate of LIBOR plus 1.20% (3.66% as of June 30, 2008). Principal payments are based on a 25 year amortization period. Cogdell Health Campus MOB, LP entered into a variable to fixed interest rate swap agreement where the LIBOR variable rate is exchanged for a fixed rate of 4.03% through March 2015.
Mortgage Notes Payable
          The mortgage note payable maturity date for Medical Investors I, LLC, a wholly-owned entity of the Company, has been extended from June 2008 to September 2008. The interest rate of LIBOR plus 1.85% did not change.
          In June 2008, the Company refinanced the St. Francis Medical Plaza, LLC and the St. Francis Community MOB, LLC notes payable. These notes require principal payments of approximately $16,000 and $15,000 per month, respectively, plus variable interest of LIBOR plus 1.85% (4.31% at June 30, 2008). Both notes payable mature in June 2011 at which time the remaining balances are due.
          In July 2008, the Company refinanced the mortgage note payable for Rocky Mount MOB, LLC, a consolidated real estate partnership. Terms of the note payable require monthly payments of approximately $35,000 through March 2012, at which time the remaining principal is due. The note payable has a fixed interest rate of 6.03%. The principal balance was increased by $1.3 million to $5.4 million.
Scheduled Maturities
          Scheduled maturities of the mortgage notes payable and borrowing agreements as of June 30, 2008, are as follows (in thousands):

For the period ending:
2008	$27,902
2009	47,756
2010	30,658
2011	232,065
2012	10,215
Thereafter	107,171

455,767
Unamortized premium	266

$456,033

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
          The following table summarizes the terms of the agreements and their fair values at June 30, 2008 and December 31, 2007 (dollars in thousands):

	Notional
	Amount as of			Effective	Expiration	June 30, 2008		December 31, 2007
Entity	June 30, 2008	Receive Rate	Pay Rate	Date	Date	Asset	Liability	Asset	Liability
Beaufort Medical Plaza, LLC	$4,855	1 Month LIBOR	5.01%	10/25/2006	7/25/2008	$—	$10	$—	$23
Cogdell Health Campus MOB, LP	10,970	1 Month LIBOR	4.03%	3/14/2008	3/2/2015	171	—	—	—
Indianapolis MOB LLC	30,000	1 Month LIBOR	4.95%	11/6/2006	10/31/2009	—	800	—	689
River Hills Medical Associates, LLC	2,922	1 Month LIBOR	4.97%	10/16/2006	12/15/2008	—	34	—	29
Roper MOB, LLC	9,364	1 Month LIBOR	4.95%	10/10/2006	7/10/2009	—	204	—	173
St. Francis Community MOB, LLC (1)	—	N/A	N/A	N/A	N/A	—	—	—	25
St. Francis Medical Plaza, LLC (1)	—	N/A	N/A	N/A	N/A	—	—	—	27
MEA Holdings, Inc.	100,000	1 Month LIBOR	2.82%	4/1/2008	3/1/2011	2,072	—	—	—
Cogdell Spencer LP	3,000	1 Month LIBOR	5.06%	8/14/2007	10/31/2008	—	29	—	27
Cogdell Spencer LP	27,000	1 Month LIBOR	5.06%	8/20/2007	10/31/2008	—	247	—	242

						$2,243	$1,324	$—	$1,235

(1) Swap agreements expired on June 15, 2008 and were not renewed.
          On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) for financial assets and liabilities. The FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification of Measurement under Statement 13 (“FSP 157-1”). FSP 157-1 excludes SFAS No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS No. 13, from the scope of SFAS No. 157. As permitted by FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No 157,” the Company elected to defer the adoption of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value and also expands disclosures about fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
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
          The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Fair Value Measurements as of
	June 30, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$2,243	$—	$2,243	$—

Liabilities:
Derivative financial instruments	$1,324	$—	$1,324	$—
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
10. Minority Interests in Operating Partnership
          As of June 30, 2008, there were 24.6 million OP Units outstanding, of which 15.4 million, or 62.5%, were owned by the Company and 9.2 million, or 37.5%, were owned by other partners, including certain directors and members of senior management. As of June 30, 2008, the fair market value of the OP Units not owned by the Company was $150.1 million, based on a market value of $16.25 per unit, which was closing stock price of the Company’s shares on June 30, 2008.
11. Dividends and Distributions
          On June 13, 2008, the Company announced that the Board of Directors had declared a quarterly distribution of $0.35 per share or OP Unit payable on July 21, 2008 to stockholders and holders of OP Units of record on June 25, 2008. The distribution covers the second quarter of 2008 and $8.6 million is included in “Other liabilities” in the June 30, 2008 consolidated balance sheet.
12. Incentive Plan
          Effective February 27, 2008, each non-employee member of the Company’s Board of Directors was granted shares of restricted stock or LTIP units that all vested upon issuance. Messrs Georgius and Lee and Dr. Smoak were each granted 3,135 LTIP units and Messrs Jennings and Neugent were each granted 3,135 shares of restricted stock. The restricted stock and LTIP units were valued at $15.00 per share, which was the Company’s closing stock price on the grant date.
          In March 2008, the Company issued an aggregate 156,740 LTIP units, of which 20%, or 31,347, vested upon issuance. The remaining 80% will vest if, and when, the Company achieves certain performance standards as provided in the awards. The one time award was granted in recognition of the role played by certain employees in guiding the Company through the Merger. The LTIP units were valued at $15.72 per unit, which was the Company’s closing stock price on the grant date. The Company recorded compensation expense of $0.5 million in March 2008 related to the 20% of the grant that vested.
          In May 2008, Mr. Cogdell, the Chairman of the Board of Directors of the Company elected to forego his Annual Salary (as defined in Mr. Cogdell’s employment agreement) (the “Foregone Salary”) as of the partial fiscal year beginning April 1, 2008 through December 31, 2008, and continuing for each of the Company’s fiscal years during which Mr. Cogdell is employed by the Company. In lieu of receiving his Annual Salary, Mr. Cogdell shall be awarded LTIP units in the Operating Partnership, under the Company’s 2005 equity incentive plan, as follows: (1) for the period from April 1, 2008 through December 31, 2008 (the “2008 Period”), Mr. Cogdell shall be awarded a number of LTIP units equal to (A) the Foregone Salary for the 2008 Period divided by (B) $17.62, being the closing price of the Company’s common stock on the New York Stock Exchange on May 28, 2008, and (2) for each of the Company’s fiscal years beginning on January 1, 2009 during which Mr. Cogdell is employed by the Company on a full time basis, Mr. Cogdell shall be awarded a number of LTIP units equal to (A) the Foregone Salary for such fiscal year divided by (B) the closing price of the Company’s common stock on the New York Stock Exchange on December 31 of such fiscal year (or, to the extent that December 31 is not a trading day, the immediately preceding trading day). One-third of the LTIP units awarded to Mr. Cogdell in respect of the 2008 Period vested immediately, one-third vested on July 1, 2008, and one-third shall vest on October 1, 2008. The LTIP units awarded to Mr. Cogdell in respect of each of the Company’s fiscal years beginning on January 1, 2009 shall vest ratably on the first day of each fiscal quarter. Any LTIP units that remain unvested upon the termination of Mr. Cogdell’s employment with the Company shall be forfeited.
13. Related Party Transactions
          The Fork Farm, a working farm owned by the Company’s Chairman, periodically hosts events on behalf of the Company. Charges of approximately $6,000 and $12,000, for the six months ended June 30, 2008 and 2007, respectively, are reflected in “Selling, general, and administrative” expenses in the consolidated statements of operations.
          The Company has certain design-build contracts for the construction of medical facilities with an entity of which Mr. Lubar is the managing member. The total contract amount is $30.7 million and construction was in process at the time of the Erdman transaction. For the three and six months ended June 30, 2008, the Company recognized $4.6 and $6.2 million, respectively, of contract revenue and as of June 30, 2008, had accounts receivable of $3.2 million and billings in excess of costs and estimated earnings on uncompleted contracts of $3.6 million.

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
     On March 10, 2008, the Company merged with Erdman. Erdman is a market-leading provider of design-build healthcare facilities throughout the United States of America. Erdman’s service offerings include advance planning, architecture, engineering, and construction. Combined, the Company is a fully integrated healthcare facilities solutions company providing services from conceptual planning to long-term property management.

Core Capabilities Erdman Advance Planning Design Construction	Core Capabilities Cogdell Spencer Ownership Development Acquisitions Property Management
     The Company is building a national portfolio of healthcare properties located on hospital campuses. Since the Company’s initial public offering in 2005, the Company has acquired properties in five new states and multiple new markets. During the six months ended June 30, 2008, the Company acquired two off-market acquisitions that were a result of strong relationships with existing clients. Client relationships and advance planning services provided by Erdman also give the Company the ability to be included in the initial project discussions that can lead to ownership and investment in healthcare properties.
     The Company’s development team has completed four projects since the Company’s initial public offering in 2005. In the fourth quarter of 2007, the Company broke ground on the St. Luke’s Riverside Outpatient Campus project, which is a $100 million, 400,000 square foot, four building project including two medical office buildings. The Company will retain ownership in the two medical office buildings, which are valued between $35 and $40 million.
     Since its founding in 1951, Erdman has designed, engineered, or built over 5,000 healthcare facilities, which support more than 50,000 physicians. In 2007, Erdman achieved $324 million in revenue and increased its backlog. Erdman was ranked as the number one healthcare design-build firm for 2007 by Modern Healthcare’s 2008 Construction and Design Survey.
     The Company’s property management team has a proactive, customer-focused service approach that leads to faster response times and greater resources to serve tenants. The Company’s management believes that a strong internal property management capability is a vital component of the Company’s business, both for the properties that the Company owns and for those that the Company manages. In 2008, the Company will continue celebrations with the “Celebrating 25 Years” Campaign, which recognizes the long-term relationships between the Company and its healthcare system clients and partners.
     As of June 30, 2008, the Company owned and/or managed 116 medical office buildings (“MOB”) and healthcare related facilities, serving 27 hospital systems in 13 states. The Company’s portfolio consists of:
•	62 properties, comprised of 3.3 million net rentable square feet, that the Company wholly-owns or is a consolidated real estate partnership;

•	Three properties, comprised of 0.2 million net rentable square feet, in which the Company owns a minority interest; and

•	51 properties, comprised of 2.2 million net rentable square feet, that the Company manages for third parties.
     As of June 30, 2008, of the Company’s wholly-owned properties, 81% were located on hospital campuses and an additional 7% were located off-campus, but were hospital anchored. The Company believes that its on-campus and hospital anchored assets occupy a premier franchise location in relation to local hospitals, providing the

Company’s properties with a distinct competitive advantage over alternative medical office space in an area. As of June 30, 2008, the Company’s in-service, consolidated wholly-owned and joint venture properties were approximately 92.5% occupied, with a weighted average remaining lease term of approximately 4.9 years.
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
     Generally, the Company’s revenues and expenses have remained consistent except for growth due to property and business acquisitions and timing of development fee earnings. Erdman’s financial results can be affected by weather at the construction sites, amount and timing of capital spending by healthcare systems and providers, and the demand for Erdman’s services in the healthcare facilities market. Fluctuations in the commercial property credit markets and changes in variable interest rates could influence the Company’s borrowing costs.
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
     The Company receives fees for property management and development and consulting services from time to time from third parties which are reflected as fee revenue. Management fees are generally based on a percentage of revenues for the month as defined in the related property management agreements. Revenue from development and consulting agreements is recognized as earned per the agreements. Due to the amount of control retained by the Company, most joint venture developments will be consolidated; therefore, those development fees will be eliminated in consolidation.
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
Changes in Financial Condition
     On January 23, 2008, the Company issued 3,448,278 shares of common stock to certain institutional investors at a price of $15.95 per share resulting in net proceeds to the Company of approximately $53.8 million. The net proceeds were used to reduce outstanding principal on the Company’s credit facility and for working capital. For more information on the credit facility, see “Liquidity and Capital Resources.”
     As discussed in Note 3 and Note 8 in the accompanying consolidated financial statements, the Company completed the merger with Erdman, amended its unsecured credit facility, and obtained $100.0 million in term debt.
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
     For the three and six months ended June 30, 2008, there are three months and four months, respectively, of operating activity related to the Erdman subsidiary.
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
Property Summary
     The following is an activity summary of the Company’s portfolio of wholly-owned and consolidated partnership properties for the three and six months ended June 30, 2008 and 2007 and the year ended December 31, 2007:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Properties at beginning of the period	61	50	59	50
Acquisitions	—	1	2	1
In-service completed developments	1	1	1	1
Lease-up completed development	—	1	—	1

Properties at end of the period	62	53	62	53

Year Ended
December 31, 2007
Properties at January 1	51
Acquisitions	5
In-service completed developments	2
Lease-up completed development	1

Properties at December 31	59

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
Comparison of the three months ended June 30, 2008 and 2007
FFOM
     FFOM increased $2.7 million, or 58.2%, from $4.6 million in the three months ended June 30, 2007 to $7.3 million for the three months ended June 30, 2008. The increase in FFOM is due to: (1) $5.9 million increase in FFOM for the design-build and development segment, of which the majority of the segment’s increase is due to the inclusion of Erdman’s operating activity for the three months ended June 30, 2008; and (2) $2.5 million increase in FFOM from property acquisitions and completed developments. These increases in FFOM were offset by a $3.7 million increase in interest expense due to increased outstanding debt balances, $1.2 million income tax expense primarily related to taxable income at the Erdman subsidiary, and a $0.7 million increase in corporate general and administrative expenses primarily due to increased incentive compensation expense and a severance accrual.
     See Note 5 to the accompanying consolidated financial statements for business segment information and management’s use of FFO and FFOM to evaluate operating performance. The following table presents the reconciliation of FFO and FFOM to net loss, which is the most directly comparable GAAP measure to FFO and FFOM, for the three months ended June 30, 2008 and 2007 (in thousands, except per share and OP unit amounts):

	For the Three Months Ended
	June 30, 2008	June 30, 2007
Net loss	$(1,843)	$(1,491)
Plus minority interests in operating partnership	(1,089)	(562)
Plus real estate related depreciation and amortization	7,707	6,658

Funds from Operations (FFO)	4,775	4,605
Plus amortization of intangibles related to purchase accounting, net of income tax benefit	2,551	26

Funds from Operations Modified (FFOM)	$7,326	$4,631

Revenue
     Rental revenue increased $4.7 million, or 32.0%. Rental revenue from acquisition properties and completed developments increased $4.2 million. Same-property revenue increased $0.5 million, or 2.8%, primarily due to general increases in rent related to Consumer Price Index (“CPI”) escalation clauses and increased rent from reimbursable expenses, offset by a reduction in occupancy.
     Design-Build contract revenue and other sales revenue is due to the inclusion of Erdman’s operating results for the three months ended June 30, 2008.
     Development management and other income increased $0.1 million due to the timing of development fee income from projects.
Expenses
     Property operating and management expenses increased $1.8 million, or 29.3%. Property operating and management expenses related to acquisition properties and completed developments increased $1.7 million. Same-property property operating and management expenses increased $0.1 million, or 2.5%, primarily due to reimbursable expenses such as property taxes, insurance, and utilities.
     Costs related to design-build contract revenue and other sales revenue is due to the inclusion of Erdman’s operating results for the three months ended June 30, 2008.
     Selling, general, and administrative expenses increased $6.8 million, or 412.3%. An increase of $5.6 million is due to the inclusion of Erdman’s operating results for the three months ended June 30, 2008. During the quarter ended June 30, 2008, the Company had increased expenses of $0.9 million related to restructuring at Erdman and a severance accrual related to the Company’s former Executive Vice President and $0.4 million due to legal and tax professional fees.
     Depreciation and amortization expense increased $5.6 million, or 83.4%. There was an increase of $4.1 million related to the amortization of Erdman intangible assets and an increase of $0.3 million related to depreciation of Erdman fixed assets. Depreciation and amortization related to acquisition properties and completed developments increased $1.7 million. Same-property depreciation and amortization decreased $0.5 million.

Interest expense
     Interest expense increased $3.7 million, or 115.1%. The increase is due to an increase in outstanding debt balances offset by a lower weighted average interest rate. The weighted average interest rate at June 30, 2008 was 5.5% compared to 6.4% at June 30, 2007.
Income tax expense (benefit)
     The income tax benefit for the three months ended June 30, 2008 was due to a taxable net loss computed in accordance with SFAS 109 for the Erdman TRS due to the amortization of intangible assets. The income tax expense in 2007 was due to taxable net income computed in accordance with SFAS 109 for the CSA, LLC TRS, which was a result of property management activities.
Comparison of the six months ended June 30, 2008 and 2007
FFOM
     FFOM increased $4.9 million, or 59.1%, from $8.2 million in the six months ended June 30, 2007 to $13.1 million for the six months ended June 30, 2008. The increase in FFOM is due to: (1) $6.5 million increase in FFOM for the design-build and development segment, of which the majority of the segment’s increase is due to the inclusion of Erdman’s operating activity for four of the six months ended June 30, 2008; and (2) $5.3 million increase in FFOM from property acquisitions and completed developments. These increases in FFOM were offset by a $4.7 million increase in interest expense due to increased outstanding debt balances, $1.1 million income tax expense primarily related to taxable income at the Erdman subsidiary, and a $0.8 million increase in corporate general and administrative expenses primarily due to $0.4 million in equity compensation expense associated with LTIP units granted in connection with the Erdman transaction and $0.4 million in severance compensation.
     See Note 5 to the accompanying consolidated financial statements for business segment information and management’s use of FFO and FFOM to evaluate operating performance. The following table presents the reconciliation of FFO and FFOM to net loss, which is the most directly comparable GAAP measure to FFO and FFOM, for the six months ended June 30, 2008 and 2007 (in thousands, except per share and unit amounts):

	For the Six Months Ended
	June 30, 2008	June 30, 2007
Net loss	$(3,644)	$(3,404)
Plus minority interests in operating partnership	(1,841)	(1,611)
Plus real estate related depreciation and amortization	15,407	13,212

Funds from Operations (FFO)	9,922	8,197
Plus amortization of intangibles related to purchase accounting, net of income tax benefit	3,204	52

Funds from Operations Modified (FFOM)	$13,126	$8,249

Revenue
     Rental revenue increased $9.0 million, or 31.3%. Rental revenue from acquisition properties and completed developments increased $8.2 million. Same-property revenue increased $0.8 million, or 2.8%, primarily due to general increases in rent related to CPI escalation clauses and increased rent from reimbursable expenses, offset by a reduction in occupancy.

     Design-Build contract revenue and other sales revenue is due to the four month inclusion of Erdman’s operating results for the six months ended June 30, 2008.
     Development management and other income decreased $0.1 million due to the timing of development fee income from projects.
Expenses
     Property operating and management expenses increased $3.1 million, or 25.7%. Property operating and management expenses related to acquisition properties and completed developments increased $2.8 million. Same-property property operating and management expenses increased $0.4 million, or 3.9%, primarily due to reimbursable expenses such as property taxes, insurance, and utilities.
     Costs related to design-build contract revenue and other sales revenue is due to the four month inclusion of Erdman’s operating results for the six months ended June 30, 2008.
     Selling, general, and administrative expenses increased $9.0 million, or 239.8%. An increase of $7.3 million is due to the inclusion of Erdman’s operating results for four of the six months ended June 30, 2008. During the six months ended June 30, 2008, the Company had increased expenses of $0.4 million related to vested equity compensation in connection with the Erdman transaction, $0.9 million related to restructuring at Erdman and a severance accrual related to the Company’s former Executive Vice President, and $0.4 million due to legal professional fees.
     Depreciation and amortization expense increased $8.0 million, or 59.8%. There was an increase of $5.2 million is related to the amortization of Erdman intangible assets and an increase of $0.4 million related to depreciation of Erdman fixed assets. Depreciation and amortization related to acquisition properties and completed developments increased $3.0 million. Same-property depreciation and amortization decreased $0.8 million.
Interest expense
     Interest expense increased $4.7 million, or 65.5%. The increase is due to an increase in outstanding debt balances offset by a lower weighted average interest rate. The weighted average interest rate at June 30, 2008 was 5.5% compared to 6.4% at June 30, 2007.
Income tax expense (benefit)
     The income tax benefit for the six months ended June 30, 2008 was due to a taxable net loss computed in accordance with SFAS 109 for the Erdman TRS due to the amortization of intangible assets. The income tax expense in 2007 was due to taxable net income computed in accordance with SFAS 109 for the CSA, LLC TRS, which was a result of development fees, a non-recurring brokerage commission, and property management activities.
Cash Flows
Comparison of the six months ended June 30, 2008 and June 30, 2007
     Cash provided by operating activities was $1.0 million and $11.6 million for the six months ended June 30, 2008 and 2007, respectively. The decrease in cash provided by operating activities was $10.6 million, which resulted from a $17.9 million net decrease due to changes in operating assets and liabilities offset by a $7.3 million increase in earnings before non-cash adjustments. The $17.9 million net decrease due to changes in operating assets and liabilities was a result of: 1) $9.6 million paid to Erdman personnel in March 2008 for fiscal year 2007 annual bonuses, profit sharing, and 401(k) employer matching, 2) $4.3 million decrease in billings in excess of costs and estimated earnings on uncompleted contracts, and 3) $4.0 million cash used due to various changes in operating assets, accrued expenses, accrued incentive compensation, and prepaid rent accounts. The Company accrued the

$9.6 million for the Erdman fiscal year 2007 performance bonus payments as part of the Erdman purchase price allocation and the amount was included in the Erdman Merger working capital calculation.
     Cash used in investing activities was $171.0 million and $59.1 million during the six months ended June 30, 2008 and 2007, respectively. In the six months ended June 30, 2008, the Company paid cash, net of cash assumed, of $145.2 million (of which $14.6 million related to an escrowed amount that is included in the restricted cash increase) related to the Erdman business acquisition as well as $28.6 million related to property acquisitions and capital expenditures. In the six months ended June 30, 2007, the Company’s investment in real estate properties was related to development projects and the acquisition of one property.
     Cash provided by financing activities was $171.5 million and $50.6 million for the six months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008, the Company received $53.8 million, net of costs, from the issuance of common stock and the proceeds were used to reduce outstanding amounts payable on the Credit Facility. Also, during the six months ended June 30, 2008, the Company received proceeds of $100.0 million from the Term Loan and $94.5 million from the Credit Facility, which were primarily used to fund the Erdman transaction and property acquisitions. For the six months ended June 30, 2007, the Company received proceeds of $78.4 million, net of costs, related to the issuance of common stock and the proceeds were used to reduce outstanding amounts payable on the Credit Facility.
Construction in Progress
     Construction in progress at June 30, 2008, consisted of the St. Luke’s Riverside medical office buildings. The following is a summary of the construction in progress balance (dollars in thousands):

		Estimated	Net Rentable	Investment	Estimated Total
Property	Location	Completion Date	Square Feet	to Date	Investment
St. Luke’s Riverside MOB	Bethlehem, PA	2nd Half 2010	170,000	$1,040	$38,900
Land and pre-construction developments			—	1,849	—

			170,000	$2,889	$38,900

Liquidity and Capital Resources
     As of June 30, 2008, the Company had $5.1 million available in cash and cash equivalents. The Company will be required to distribute at least 90% of the Company’s net taxable income, excluding net capital gains, to the Company’s stockholders on an annual basis due to qualification requirements as a REIT. Therefore, as a general matter, it is unlikely that the Company will have any substantial cash balances that could be used to meet the Company’s liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.
     The Company has a $150.0 million secured revolving Credit Facility with a syndicate of financial institutions (including, among others, Bank of America, N.A., KeyBank National Association, M&I Marshall and Ilsley Bank, Citicorp North America, Inc., and Branch Banking & Trust Company) (collectively, the “Lenders”). The Credit Facility is available to fund working capital and for other general corporate purposes; to finance acquisition and development activity; and to refinance existing and future indebtedness. The Credit Facility permits the Company to borrow up to $150.0 million of revolving loans, with sub-limits of $25.0 million for swingline loans and $25.0 million for letters of credit.
     The Credit Facility shall terminate and all amounts outstanding thereunder shall be due and payable in full three years from March 10, 2008. The Credit Facility provides for a one-year extension at the Company’s conditional option. The Credit Facility also allows for up to $100.0 million of increased availability (to a total aggregate available amount of $250.0 million), at the Company’s option but subject to each Lender’s option to increase its commitment. The interest rate on loans under the Credit Facility equals, at the Company’s election, either (1) LIBOR plus a margin of between 95 to 140 basis points based on the Company’s total leverage ratio or (2) the higher of the federal funds rate plus 50 basis points or Bank of America, N.A.’s prime rate (5.00% as of June 30, 2008).

     The Credit Facility contains customary terms and conditions for credit facilities of this type, including, but not limited to: (1) affirmative covenants relating to the Company’s corporate structure and ownership, maintenance of insurance, compliance with environmental laws and preparation of environmental reports, maintenance of the Company’s REIT qualification and listing on the New York Stock Exchange, (2) negative covenants relating to restrictions on liens, indebtedness, certain investments (including loans and certain advances), mergers and other fundamental changes, sales and other dispositions of property or assets and transactions with affiliates, and (3) financial covenants to be met by the Company at all times including a maximum total leverage ratio (70%), maximum real estate leverage ratio (70%), minimum fixed charge coverage ratio (1.50 to 1.00), maximum total debt to real estate value ratio (90%) and minimum consolidated tangible net worth ($45 million plus 85% of the net proceeds of equity issuances issued after the closing date).
     As of June 30, 2008, there was $27.9 million available under the Credit Facility. There was $114.0 million outstanding at June 30, 2008 and $8.1 million of availability was restricted related to outstanding letters of credit.
     The Company, through its Erdman TRS, has $100.0 million outstanding under a $100.0 million Term Loan which financed the cash portion of the Merger. Keybanc Capital Markets is acting as sole lead arranger and sole book manager of the Term Loan. Bank of America, N.A. is acting as syndication agent. Branch Banking and Trust Company and Wachovia Bank, N.A. are acting as co-documentation agents. KeyBank National Association, Bank of America, N.A., Branch Banking and Trust Company, Wachovia Bank, National Association, M&I Marshall and Ilsley Bank, and Citicorp North America, Inc. are lenders thereunder. The Term Loan is secured by the stock and certain accounts receivables of Erdman and is guaranteed by the Company. The Term Loan matures on the third anniversary of its closing and is subject to a one-time right to a one-year extension at the Company’s option (with the payment of an extension fee). The Term Loan contains customary covenants including, but not limited to, (1) affirmative covenants relating to the Company’s corporate structure and ownership, maintenance of insurance, compliance with environmental laws and preparation of environmental reports, maintenance of the Company’s REIT status and listing on the New York Stock Exchange, (2) negative covenants relating to restrictions on liens, indebtedness, certain investments (including loans and certain advances), mergers and other fundamental changes, sales and other dispositions of property or assets and transactions with affiliates, and (3) financial covenants to be met by the Company at all times under the guaranty including a maximum total leverage ratio (70%), maximum real estate leverage ratio (70%), minimum fixed charge coverage ratio (1.50 to 1.00), maximum total debt to real estate value ratio (90%) and minimum consolidated tangible net worth ($45 million plus 85% of the net proceeds of equity issuances), as well as being cross defaulted to the Company’s Credit Facility. In addition, there are financial covenants relating only to Erdman. The interest rate on loans under the Term Loan equals, at the Company’s election, either (1) LIBOR plus a margin of between 300 to 350 basis points based on certain Erdman performance ratios (5.96% as of June 30, 2008) or (2) (i) the higher of the federal funds rate plus 50 basis points or KeyBank National Association’s prime rate (ii) plus a margin of between 300 to 350 basis points based on certain Erdman performance ratios (8.50% as of June 30, 2008).
     The Company believes that it will have sufficient capital resources as a result of operations and the borrowings in place to fund ongoing operations.
     On June 13, 2008, the Company announced that the Board of Directors had declared a quarterly distribution of $0.35 per share and OP unit payable on July 21, 2008 to stockholders and holders of OP units of record on June 25, 2008. The distribution covers the second quarter of 2008. The distribution was paid on July 21, 2008. The dividend and distribution were equivalent to an annual rate of $1.40 per share and OP unit.
          The Company funds the dividends and distributions through a combination of funds from operations and its Credit Facility. The Company uses borrowings available under its Credit Facility to fund dividend and distribution payments when the timing of the Company’s cash flows available from operations is insufficient to meet distribution requirements.
Long-Term Liquidity Needs
     The Company’s principal long-term liquidity needs consist primarily of new property development, property acquisitions, principal payments under various mortgages and other credit facilities and non-recurring capital expenditures. The Company does not expect that its net cash provided by operations will be sufficient to meet all of these long-term liquidity needs. Instead, the Company expects to finance new property developments through modest cash equity capital contributed by the Company together with construction loan proceeds, as well as through cash equity investments by its tenants. The Company expects to fund property acquisitions through a combination of borrowings under its Credit Facility and traditional secured mortgage financing. In addition, the Company expects to use OP units issued by the Operating Partnership to acquire properties from existing owners seeking a tax deferred transaction. Although capital markets continued to remain tight during the first half of 2008, the Company continues to expect to meet long-term liquidity requirements through net cash provided by operations and through additional equity and debt financings, including loans from banks, institutional investors or other lenders, bridge loans, letters of credit, and other lending arrangements, most of which will be secured by mortgages. The Company may also issue unsecured debt in the future. The Company does not, in general, expect to meet its long-term liquidity needs through dispositions of its properties. In the event that the Company were to sell any of its properties in the future, depending on which property were to be sold, the Company may need to structure the sale or disposition as a tax deferred transaction which would require the reinvestment of the proceeds from such transaction in another property or, however, the proceeds that would be available to the Company from such sales may be reduced by amounts that the Company may owe under the tax protection agreements entered into in connection with the Company’s formation transactions and certain property acquisitions. In addition, the Company’s ability to sell certain of its assets could be adversely affected by the general illiquidity of real estate assets and certain additional factors particular to the Company’s portfolio such as the specialized nature of its target property type, property use restrictions and the need to obtain consents or waivers of rights of first refusal or rights of first offers from ground lessors in the case of sales of its properties that are subject to ground leases.
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
Contractual Obligations
     The following table summarizes the Company’s contractual obligations as of June 30, 2008, including the maturities and scheduled principal repayments and the commitments due in connection with the Company’s ground leases and operating leases for the periods indicated (in thousands):

	Remainder of
	2008	2009	2010	2011	2012	Thereafter	Total
Obligation:
Long-term debt principal payments and maturities (1)	$27,902	$47,756	$30,658	$232,065	$10,215	$107,171	$455,767
Standby letters of credit (2)	7,858	—	—	—	—	205	8,063
Interest payments (3)	11,505	21,336	18,768	9,116	6,531	19,081	86,337
Purchase commitments (4)	739	—	—	—	—	—	739
Ground and air rights leases (5)	157	314	314	314	315	9,946	11,360
Operating leases (6)	2,899	4,796	3,731	3,202	3,101	27,775	45,504

Total	$51,060	$74,202	$53,471	$244,697	$20,162	$164,178	$607,770

(1)	Includes notes payable under the Company’s Credit Facility.

(2)	As collateral for performance, the Company is contingently liable under standby letters of credit, which also reduces the availability under the Credit Facility.

(3)	Assumes one-month LIBOR of 2.46% and Prime Rate of 5.00%.

(4)	These purchase commitments are related to the Company’s development projects that are currently under construction.

(5)
Substantially all of the ground and air rights leases effectively limit our control over various aspects of the operation of the applicable property, restrict our ability to transfer the property and allow the lessor the right of first refusal to purchase the building and improvements. All of the ground leases provide for the property to revert to the lessor for no consideration upon the expiration or earlier termination of the ground or air rights lease.

(6)	Payments under operating lease agreements relate to various of our properties’ equipment and office space leases. The future minimum lease commitments under these leases are as indicated.
Off-Balance Sheet Arrangements

     The Company may guarantee debt in connection with certain of its development activities, including joint ventures, from time to time. As of June 30, 2008, the Company did not have any such guarantees outstanding.
Real Estate Taxes
     The Company’s leases generally require the tenants to be responsible for all real estate taxes.
Inflation
     The Company’s leases at wholly-owned and consolidated partnership properties generally provide for either indexed escalators, based on the Consumer Price Index or other measures, or to a lesser extent fixed increases in base rents. The leases also contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes. The Company’s property management and related services provided to third parties typically provide for fees based on a percentage of revenues for the month as defined in the related property management agreements. The revenues collected from leases are generally structured as described above, with year over year increases. The Company also pays certain payroll and related costs related to the operations of third party properties that are managed by the Company. Under terms of the related management agreements, these costs are reimbursed by the third party property owners. The Company believes that inflationary increases in expenses will be offset, in part, by the contractual rent increases and tenant expense reimbursements described above.
Seasonality
     The Design-Build and Development business segment can be subject to seasonality due to weather conditions at construction sites. In addition, construction starts and contract signings can be impacted by the timing of budget cycles at healthcare systems and providers.
Recent Accounting Pronouncements
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to provide users of financial statements with an enhanced understanding of derivative instruments and hedging activities by having the Company disclose: (1) how and why the Company uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect the Company’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company has not adopted SFAS 161 and is in the process of evaluating the impact of SFAS 161 on its consolidated financial statements.
     In April 2008, the FASB issued Financial Statement Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP No. EITF 03-6-1 states that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and should be included in basic and diluted earnings per share calculations. FSP No. EITF 03-6-1 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The Company is evaluating the impact FSP No. EITF 03-6-1 may have on its consolidated financial statements.
     In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP No. FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The Company is evaluating the impact FSP No. FAS 142-3 may have on its consolidated financial statements.
     In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. SFAS 162 will be effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB’s”) amendments to AU Section 411. The Company does not expect SFAS 162 to have an impact on its consolidated financial statements.
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
     As of June 30, 2008, the Company had $455.8 million of consolidated debt outstanding (excluding any discounts or premiums related to assumed debt). Of the Company’s total consolidated debt, $135.0 million, or 29.6%, was variable rate debt that is not subject to variable to fixed rate interest rate swap agreements. Of the Company’s total indebtedness, $320.8 million, or 70.4%, was subject to fixed interest rates, including variable rate debt that is subject to variable to fixed rate swap agreements. The weighted average interest rate for fixed rate debt was 6.2% as of June 30, 2008.
     If LIBOR were to increase by 10%, or 25 basis points based on June 30, 2008 one-month LIBOR of 2.46%, the increase in interest expense on the Company’s June 30, 2008 variable rate debt would decrease future annual earnings and cash flows by approximately $0.3 million. Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on the Company’s financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, the Company may take actions to further mitigate the Company’s exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in the Company’s financial structure.
ITEM 4. CONTROLS AND PROCEDURES
     The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.
     During the three months ended June 30, 2008, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
     See the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, for risk factors. There have been no significant changes to the Company’s risk factors during the six months ended June 30, 2008, other than those listed below.
The Company’s ability to invest in TRSs is limited by its qualification as a REIT, and accordingly may limit its ability to grow the business of Erdman.
     With respect to its taxable year ending December 31, 2008, no more than 20% of the value of the Company’s assets may consist of securities of one or more TRSs. Commencing with its taxable year ending December 31, 2009, the foregoing restriction on the Company’s ability to own securities of TRSs will increase to 25%. The Company has jointly elected with Erdman, and its parent, MEA, to treat such entities as TRSs. The Company has also jointly elected with each of CSA, LLC and Consera Healthcare Real Estate, LLC to treat such entity as a TRS. The Company believes that the value of its investments in its TRSs to be approximately 18% of its total gross assets, therefore limiting its ability to significantly grow such businesses absent a corresponding increase in the value of its total gross real estate assets. Accordingly, the Company’s ability to grow and expand the business of Erdman and its other TRSs will be limited by the Company’s need to continue to meet the applicable TRS limitation which could adversely affect returns to its shareholders.
If the aggregate value of the securities the Company owns in its TRSs were determined to be in excess of 25% (20% with respect to its taxable year ending December 31, 2008) of the value of its total assets, the Company could fail to qualify as a REIT or be subject to a penalty tax and forced to dispose of TRS securities.
     For the Company to continue to qualify as a REIT, the aggregate value of all securities that the Company holds in its TRSs may not exceed 25% (20% with respect to its taxable year ending December 31, 2008) of the value of its total assets. The value of its securities in TRSs and its real estate assets is based on various considerations including the Company’s determinations of market value which are not subject to precise determination. Based on its determination of the market value of its assets and the securities of its TRS, the Company believes that it has satisfied and will continue to satisfy the TRS limitation. The Company will not lose its qualification as a REIT if the Company were to fail the TRS limitation at the end of a quarter because of a discrepancy between the value of its TRSs and its other investments unless such discrepancy exists after the acquisition of TRS securities and is wholly or partially the result of such acquisition (including as a result of an increased investment in existing TRSs, either directly, by way of a limited partner of the Operating Partnership exercising an exchange right, or by the Company raising additional capital and contributing such capital to the Operating Partnership). Accordingly, as the value of its TRS securities and real estate assets cannot be determined with absolute certainty, and the Company does not control when a limited partner of the Operating Partnership will exercise its redemption right, no assurance can be given that the Internal Revenue Service (“IRS”) will not successfully challenge the value of the Company’s TRS securities or real estate assets or that the Company met and will continue to meet the TRS limitation.
     In the event the Company failed or fails the TRS limitation, the Company will not lose its REIT qualification so long as such a failure is determined to be based on reasonable cause and not willful neglect, and the Company meets certain other technical requirements. There can be no assurance that any failure of the TRS limitation would be determined to be based on reasonable cause, and, if it were not, the Company would fail to qualify as a REIT. Even if its failure was determined to be based on reasonable cause, the Company would be liable for a penalty tax and forced to dispose of a portion of its investment in the Company’s TRSs.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     In connection with the Merger, the Operating Partnership issued 208,496 OP units pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.
Issuer Purchases of Equity Securities
     Below is a summary of equity repurchases by month for the three months ended June 30, 2008:

			Total Number of
			Equity Securities	Approximate Dollar
		Average	Purchased as Part	Value of Equity
	Total Number of	Price Paid	of Publicly	Securities that May
	Equity Securities	Per Equity	Announced Plans	Yet Be Purchased
For the Month of	Purchased	Security	or Programs	Under the Plan
April 2008	6,918	$15.49	N/A	N/A
May 2008	—	—	N/A	N/A
June 2008	20,019	18.02	N/A	N/A

Total	26,937	$17.41	N/A	N/A

     These figures only relate to repurchases of OP units by the Operating Partnership. The Company did not repurchase shares of Common Stock during the three months ended June 30, 2008.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
     On May 29, 2008, the Company held its annual meeting of stockholders (the “2008 Annual Meeting”). The stockholders voted on the following matters: (i) the election of nine nominees to serve as directors of the Company until the Company’s 2009 annual meting of stockholders, (ii) the ratification of the selection of external auditors with regard to the current fiscal year and (iii) the ratification of the alternative unit exchange feature whereby alternative units would be exchangeable for shares of the Company’s common stock. The results of the voting are shown below:

			Votes Withheld
(i) Election of Directors	Votes Cast For	Votes Cast Against	or Abstained
James W. Cogdell	11,877,986	—	101,387
Frank C. Spencer	11,877,986	—	101,387
John R. Georgius	11,943,652	—	35,721
Richard B. Jennings	11,883,350	—	96,023
Christopher E. Lee	11,943,104	—	36,269
Richard C. Neugent	11,940,607	—	38,766
Randolph D. Smoak, Jr., M.D.	11,942,197	—	37,176
David J. Lubar	11,950,039	—	29,334
Scott A. Ransom	11,705,039	—	274,334

(ii) Ratification of selection of external auditors for the current fiscal year	11,964,649	6,877	7,847

(iii) Ratification of the alternative unit exchange feature	8,372,439	22,927	34,884
     Because of the nature of the above elections, there were no broker non-votes.

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
10.1
Separation Agreement and Release, dated as of July 8, 2008, between the Company, the Operating Partnership, and Heidi Wilson (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on July 14, 2008)

10.2
Senior Secured Term Loan Agreement dated as of March 10, 2008 among Goldenboy Acquisition Corp, the Company, KeyBank National Association, current and future lenders, Bank of America, N.A., Wachovia Bank, National Association, Branch Banking and Trust Company and KeyBank Capital Markets.

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

COGDELL SPENCER INC. Registrant
Date: August 11, 2008	/s/ Frank C. Spencer
Frank C. Spencer
President and Chief Executive Officer

Date: August 11, 2008	/s/ Charles M. Handy
Charles M. Handy
Senior Vice President and Chief Financial Officer