Form 10-Q
period 2008-09-30
Cogdell Spencer Inc.
filed 2008-11-10
CIK 1332896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
          Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No
          Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 17,562,322 shares of common stock, par value $.01 per share, outstanding as of November 6, 2008.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COGDELL SPENCER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	September 30,	December 31,
	2008	2007
Assets
Real estate properties:
Land	$30,673	$30,673
Buildings and improvements	498,822	455,606
Less: Accumulated depreciation	(63,154)	(44,596)

Net operating real estate properties	466,341	441,683
Construction in progress	10,672	13,380

Net real estate properties	477,013	455,063
Cash and cash equivalents	10,637	3,555
Restricted cash	18,388	1,803
Tenant and accounts receivable, net of allowance of $154 in 2008 and $19 in 2007	42,924	2,249
Goodwill and intangible assets, net of accumulated amortization of $32,776 in 2008 and $18,728 in 2007	308,423	31,589
Other assets	27,689	11,978

Total assets	$885,074	$506,237

Liabilities and stockholders’ equity
Mortgage notes payable	$234,497	$237,504
Revolving credit facility	90,000	79,200
Term loan	100,000	—
Accounts payable	23,185	5,817
Billings in excess of costs and estimated earnings on uncompleted contracts	27,616	—
Deferred income taxes	40,302	217
Payable to Erdman shareholders	24,003	—
Other liabilities	47,751	21,243

Total liabilities	587,354	343,981
Commitments and contingencies
Minority interests in real estate partnerships	6,205	2,434
Minority interests in operating partnership	89,885	44,787
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000 shares authorized, none issued or outstanding	—	—
Common Stock; $0.01 par value; 200,000 shares authorized, 17,563 and 11,948 shares issued and outstanding in 2008 and 2007, respectively	176	119
Additional paid-in capital	273,635	166,901
Accumulated other comprehensive income (loss)	235	(1,234)
Accumulated deficit	(72,416)	(50,751)

Total stockholders’ equity	201,630	115,035

Total liabilities and stockholders’ equity	$885,074	$506,237

See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Revenues:
Rental revenue	$19,631	$16,399	$57,622	$45,344
Design-Build contract revenue and other sales	72,914	—	174,870	—
Property management and other fees	852	874	2,524	2,644
Development management and other income	622	25	751	276

Total revenues	94,019	17,298	235,767	48,264

Expenses:
Property operating and management	8,370	6,797	23,403	18,766
Costs related to design-build contract revenue and other sales	59,578	—	146,907	—
Selling, general, and administrative	7,599	1,532	20,396	5,296
Depreciation and amortization	11,871	7,273	33,275	20,664

Total expenses	87,418	15,602	223,981	44,726

Income from operations before other income (expense), income tax expense (benefit), minority interests in real estate partnerships, and minority interests in operating partnership	6,601	1,696	11,786	3,538

Other income (expense):
Interest and other income, net	210	183	682	763
Interest expense	(6,743)	(4,101)	(18,695)	(11,324)
Equity in earnings (loss) of unconsolidated real estate partnerships	10	2	18	(2)

Total other income (expense)	(6,523)	(3,916)	(17,995)	(10,563)

Income (loss) from operations before income tax expense (benefit), minority interests in real estate partnerships, and minority interests in operating partnership	78	(2,220)	(6,209)	(7,025)

Income tax (expense) benefit	(883)	19	(143)	(151)

Loss from operations before minority interests in real estate partnerships, and minority interests in operating partnership	(805)	(2,201)	(6,352)	(7,176)

Minority interests in real estate partnerships	(920)	(16)	(859)	(55)
Minority interests in operating partnership	639	615	2,480	2,226

Net loss	$(1,086)	$(1,602)	$(4,731)	$(5,005)

Net loss per share — basic and diluted	$(0.07)	$(0.13)	$(0.31)	$(0.47)

Weighted average common shares — basic and diluted	15,747	11,934	15,170	10,755

See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

				Accumulated
	Number of		Additional	Other
	Common	Common	Paid-in	Comprehensive	Accumulated
	Shares	Stock	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2007	11,948	$119	$166,901	$(1,234)	$(50,751)	$115,035
Comprehensive loss:
Net loss	—	—	—	—	(4,731)	(4,731)
Unrealized gain on interest rate swaps	—	—	—	1,469	—	1,469

Comprehensive loss						(3,262)
Issuance of common stock, net of costs	5,609	57	91,288	—	—	91,345
Restricted stock grants	6	—	94	—	—	94
Amortization of restricted stock grants	—	—	47	—	—	47
Dividends to common stockholders	—	—	—	—	(16,934)	(16,934)
Adjustment to record change of interest in the operating partnership due to the issuance of operating partnership units in excess of book value	—	—	15,305	—	—	15,305

Balance at September 30, 2008	17,563	$176	$273,635	$235	$(72,416)	$201,630

See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2008	2007
Operating activities:
Net loss	$(4,731)	$(5,005)
Adjustments to reconcile net loss to cash provided by operating activities:
Minority interests	(1,621)	(2,171)
Depreciation and amortization	33,275	20,664
Amortization of acquired above market leases and acquired below market leases, net	(533)	(529)
Straight line rental revenue	(422)	(237)
Amortization of deferred financing costs and debt premium	878	186
Deferred income taxes	(468)	—
Equity-based compensation	1,110	158
Equity in loss (earnings) of unconsolidated real estate partnerships	(18)	2
Changes in operating assets and liabilities:
Tenant and accounts receivable and other assets	13,650	(852)
Accounts payable and other liabilities	(7,042)	5,330
Billings in excess of costs and estimated earnings on uncompleted contracts	(9,518)	—

Net cash provided by operating activities	24,560	17,546
Investing activities:
Business acquisition, net of cash acquired	(130,264)	—
Investment in real estate properties, net of cash assumed	(38,633)	(91,868)
Purchase of minority interests in operating partnership	(754)	(3,807)
Proceeds from sales-type capital lease	230	229
Purchase of corporate equipment	(1,068)	(502)
Distributions received from unconsolidated real estate partnerships	5	4
Increase in restricted cash	(16,585)	(329)

Net cash used in investing activities	(187,069)	(96,273)
Financing activities:
Proceeds from mortgage notes payable	8,087	65,941
Repayments of mortgage notes payable	(13,733)	(16,714)
Proceeds from revolving credit facility	110,500	49,300
Repayments to revolving credit facility	(99,700)	(80,687)
Proceeds from term loan	100,000	—
Net proceeds from sale of common stock	91,344	78,443
Dividends and distributions	(22,831)	(15,919)
Equity contributions by partners in consolidated real estate partnerships	517	1,304
Distributions to minority interests in real estate partnership	(963)	(117)
Payment of deferred financing costs	(3,630)	(669)

Net cash provided by financing activities	169,591	80,882

Increase in cash and cash equivalents	7,082	2,155
Balance at beginning of period	3,555	1,029

Balance at end of period	$10,637	$3,184

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$17,596	$11,792

Cash paid for income taxes	$3,039	$307

Noncash investing and financing activities:
Operating Partnership Units issued or to be issued in connection with the acquisition of a business or real estate property	81,673	3,583
Debt assumed with purchase of property	2,733	—
Minority interest assumed with purchase of property	3,359	—
Investment in real estate costs contributed by partner in a consolidated real estate partnership	—	460
Accrued dividends and distributions	9,379	5,779
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
     On March 10, 2008, the Company and its operating partnership, Cogdell Spencer LP (the “Operating Partnership”), completed a merger transaction through which they acquired MEA Holdings, Inc. (“MEA”) which wholly owns Marshall Erdman & Associates, Inc. (now, Erdman, A Cogdell Spencer Company) (“Erdman”). Erdman is a market-leading provider of advance planning and design-build services for healthcare facilities throughout the United States of America. Erdman’s service offerings include advance planning, architecture, engineering, and construction. Combined, the Company is a fully integrated healthcare facilities solutions company providing services from conceptual planning to long-term ownership and property management.
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
Interim Financial Information
     The financial information for the three and nine months ended September 30, 2008 and 2007 is unaudited, but includes all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for such periods. Operating results for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal years of 2008 or 2007 or any other future period. These condensed consolidated financial statements do not include all disclosures required by GAAP for annual consolidated financial statements. The Company’s audited consolidated financial statements are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
Income Taxes
     The Company elected to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement that 90% of ordinary taxable income be distributed. As a REIT, the Company will generally not be subject to U.S. federal income tax to the extent that it meets the organization and operational requirements and distributions equal or exceed taxable income. For all periods subsequent to the REIT election, the Company has met the organization and operational requirements and distributions exceeded net taxable income. Accordingly, no provision has been made for federal and state income taxes, except as follows.
     The Company, together with Cogdell Spencer Advisors, LLC (“CSA, LLC”), wholly-owned by the Operating Partnership, have jointly elected for CSA, LLC to be treated as a taxable REIT subsidiary (a “TRS”). Consera Healthcare Real Estate, LLC has been reorganized and is now a wholly-owned subsidiary of CSA, LLC. The Company, together with MEA, wholly-owned by the Operating Partnership and the parent company of Erdman, have also jointly elected for MEA to be treated as a TRS (“Erdman TRS”). As TRSs, the operations of CSA, LLC and MEA are generally subject to corporate income taxes.
     The Company’s TRSs account for their income taxes based on the requirements of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), which includes an estimate of the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The calculation of the TRSs’ tax provision may require interpreting tax laws and regulations and could result in the use of judgments or estimates which could cause their recorded tax liability to differ from the actual amount due. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The TRSs periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state, or federal statutory tax audits or estimates and judgments used.
     Effective January 1, 2007, the Company and the TRSs began applying the provisions of the FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” for measuring and recognizing tax benefits associated with uncertain tax positions. Penalties and interest, if incurred, would be recorded as a component of income tax expense. There were no penalties or interest recorded during the three and nine months ended September 30, 2008 and 2007. The Company and the TRSs have no unrecognized tax benefits. For 2004 (Erdman), 2005, 2006, and 2007, U.S. federal and state tax returns are open for examination.
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
     The changes in the carrying amounts of the total warranty liabilities for the three and nine months ended September 30, 2008 and 2007 are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Balance at the beginning of period	$2,000	$—	$—	$—
Erdman acquisition	—	—	2,000	—
Accruals	1,666	—	2,330	—
Settlements	(1,666)	—	(2,330)	—

Balance at the end of period	$2,000	$—	$2,000	$—

Deferred Financing Costs
     Deferred financing costs include fees and costs incurred in conjunction with long-term financings and are amortized over the terms of the related debt using the straight-line method, which approximates the effective interest method. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to earnings. Deferred financing costs were $4.3 million, net of accumulated amortization of $1.6 million as of September 30, 2008 and $1.6 million, net of accumulated amortization of $0.7 million, as of December 31, 2007.
Per Share Data
     Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective period. There were 7,372 and 13,275 shares of unvested restricted stock outstanding at September 30, 2008 and 2007, respectively, that were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.
Concentrations and Credit Risk
     The Company maintains its cash in commercial banks. Balances on deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to specific limits. Balances on deposit in excess of FDIC limits are uninsured.
     One customer accounted for over 10% of accounts receivable at September 30, 2008. No customers or tenants accounted for more than 10% of revenue for the three and nine months ended September 30, 2008 and 2007.
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
Recent Accounting Pronouncements
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to provide users of financial statements with an enhanced understanding of derivative instruments and hedging activities by having the Company disclose: (1) how and why the Company uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect the Company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after

November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company has not adopted SFAS 161 and is in the process of evaluating the impact SFAS 161 may have on its consolidated financial statements.
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
     In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”). FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The Company is evaluating the impact FSP No. FAS 142-3 may have on its consolidated financial statements.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 will be effective 60 days after the approval of the Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board (“PCAOB’s”) amendments to AU Section 411. The Company does not expect SFAS 162 to have an impact on its consolidated financial statements.
3. Business and Property Acquisitions
Merger with Erdman
     On March 10, 2008, the Company and the Operating Partnership completed a merger transaction through which they acquired MEA. The transaction was effected pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of January 23, 2008, as amended, by and among the Company, the Operating Partnership, Goldenboy Acquisition Corp. (a wholly-owned subsidiary of the Operating Partnership), MEA, Erdman, Marshall Erdman Development, LLC, and David Pelisek, David J. Lubar and Scott A. Ransom, in their capacities as the Seller Representatives.
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
     The aggregate consideration paid for the Merger was as follows (in thousands):

Fair value of OP Units issued and to be issued	$81,347
Cash consideration, net of cash acquired	145,018

Total purchase price, net of cash acquired	$226,365

     Of the total purchase price, $202.4 million has been paid and the remaining $24.0 million is being held in escrow and is expected to be released to the sellers in November 2008 and June 2009. Of the $24.0 million being held in escrow, $9.4 million is expected to be paid in OP Units, which represents 595,705 OP Units. The Company has recorded a liability of $9.4 million in “Payable to MEA Shareholders” related to the expected issuance of these OP Units and the company has recorded a liability of the $14.6 million in “Payable to MEA Shareholders” related to the expected cash to be paid.
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

Accounts receivable, including retainage receivables	$52,637
Goodwill and intangible assets	287,592
Other assets	14,381
Accounts payable	(27,449)
Billings in excess of costs and estimated earnings on uncompleted contracts	(37,134)
Deferred income taxes	(39,989)
Other liabilities	(23,673)

Total purchase price, net of cash acquired	$226,365

     Erdman’s service offerings and customer lists are complementary to the Company’s pre-Merger service offerings. As a result of the Merger, the Company became a fully integrated healthcare facilities real estate company. The accompanying statement of operations for the nine months ended September 30, 2008, includes seven months of Erdman’s operations.
Property Acquisitions
     Property acquisitions are accounted for in accordance with SFAS 141. The purchase price is allocated between net tangible and intangible assets based on their estimated fair values as determined by management using methods similar to those used by independent appraisers of income-producing property.
     In February 2008, the Company acquired a leasehold interest in floors six and seven of St. Mary’s North Medical Office Building, a seven-story multi-tenant medical office building located on the campus of St. Mary’s Hospital in Richmond, Virginia. The purchase price was $4.6 million less a $0.2 million credit from the seller for unpaid tenant improvement allowances.
     In February 2008, the Company acquired East Jefferson Medical Plaza located in Metairie, Louisiana for $19.8 million less a $0.7 million credit from the seller for unpaid tenant improvement allowances. The facility is 123,184 square feet and is located on the campus of East Jefferson General Hospital. With this acquisition, the Company now owns and manages 253,914 square feet of medical office and clinical space on or adjacent to the East Jefferson campus.
     In September 2008, the Company acquired a controlling interest in Genesis Property Holding, LLC (“Genesis”), located in Pensacola, Florida for $2.2 million. Genesis is in the early stages of constructing an approximately $22.4 million, 75,985 square foot medical office building and outpatient treatment center. The project is 100% pre-leased and scheduled for construction completion in December 2009. The Company expects to own 40% of the entity and the remaining 60% will be owned by physician-tenants of the building.
     The following table is an allocation of the purchase price of the property acquisitions during the nine months ended September 30, 2008 (in thousands):

Construction in progress	$4,031
Building and improvements	20,259
Acquired ground or air rights leases	325
Acquired in place lease value and deferred leasing costs	2,948
Acquired above market leases	10
Mortgage notes payable	(2,722)
Minority interest in real estate partnerships	(3,359)

Total purchase price allocated, net of cash acquired	$21,492

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Revenue	$94,019	$96,208	$286,581	$284,995
Net income (loss)	856	(107)	(1,942)	(1,472)
Net income (loss) per share — basic and diluted	$0.05	$(0.01)	$(0.13)	$(0.14)
     The Company expects to recognize amortization expense from the acquired intangible assets of $13.2 million, $10.3 million, $4.9 million, $3.9 million, $3.0 million for the years ended December 31, 2008, 2009, 2010, 2011, and 2012, respectively, and $2.8 million thereafter. Goodwill is not amortized and is associated with the Design-Build and Development segment.
4. Investments in Real Estate Partnerships
     As of September 30, 2008, the Company had an ownership interest in eight limited liability companies or limited partnerships.
     The following is a description of the unconsolidated entities:
•	Cogdell Spencer Medical Partners LLC, a Delaware limited liability company, founded in 2008, has no assets as of September 30, 2008, and 20.0% owned by the Company;

•	BSB Health/MOB Limited Partnership No. 2, a Delaware limited partnership, founded in 2002, owns nine medical office buildings, and 2.0% owned by the Company;

•	Shannon Health/MOB Limited Partnership No. 1, a Delaware limited partnership, founded in 2001, owns ten medical office buildings, and 2.0% owned by the Company; and

•	McLeod Medical Partners, LLC, a South Carolina limited liability company, founded in 1982, owns three medical office buildings, and 1.1% owned by the Company.
     The following is a description of the consolidated entities:
•	Genesis Property Holdings, LLC, a Florida limited liability company, founded in 2007, has one medical office building under construction, and 40.0% owned by the Company;

•	Cogdell General Health Campus MOB, LP, a Pennsylvania limited partnership, founded in 2006, owns one medical office building, and 80.9% owned by the Company;

•	Mebane Medical Investors, LLC, a North Carolina limited liability company, founded in 2006, owns one medical office building, and 35.1% owned by the Company; and

•	Rocky Mount MOB, LLC, a North Carolina limited liability company, founded in 2002, owns one medical office building, and 34.5% owned by the Company.
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

	As of	As of
	September 30,	December 31,
	2008	2007
Financial position:
Total assets	$56,510	$57,406
Total liabilities	50,379	50,725
Members’ equity	6,131	6,681

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Results of operations:
Total revenues	$3,025	$3,052	$9,107	$9,119
Operating and general and administrative expenses	1,555	1,320	4,263	3,853
Net income	(28)	285	446	914
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

     The following tables represent the segment information for the three months ended September 30, 2008 and 2007 (in thousands):

		Design-Build
	Property	and	Unallocated
	Operations	Development	and Other	Total
Three months ended September 30, 2008:

Revenues:
Rental revenue	$19,631	$—	$—	$19,631
Design-Build contract revenue and other sales	—	72,914	—	72,914
Property management and other fees	852	—	—	852
Development management and other income	—	622	—	622

Total revenues	20,483	73,536	—	94,019

Certain operating expenses:
Property operating and management	8,370	—	—	8,370
Costs related to design-build contract revenue and other sales	—	59,578	—	59,578
Selling, general, and administrative	—	4,865	—	4,865

Total certain operating expenses	8,370	64,443	—	72,813

	12,113	9,093	—	21,206

Other income (expense)	143	52	15	210
Corporate general and administrative expenses	—	—	(2,734)	(2,734)
Interest expense	—	—	(6,743)	(6,743)
Provision for income taxes applicable to funds from operations modified	—	—	(2,411)	(2,411)
Depreciation and amortization	—	(348)	(57)	(405)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	13	—	—	13
Minority interests in real estate partnerships, before real estate related depreciation and amortization	(977)	—	—	(977)

Funds from operations modified (FFOM)	11,292	8,797	(11,930)	8,159

Amortization of intangibles related to purchase accounting, net of income tax benefit	(42)	(3,876)	1,528	(2,390)

Funds from operations (FFO)	11,250	4,921	(10,402)	5,769

Real estate related depreciation and amortization	(7,494)	—	—	(7,494)
Minority interests in operating partnership	—	—	639	639

Net income (loss)	$3,756	$4,921	$(9,763)	$(1,086)

Total assets	$575,244	$308,878	$952	$885,074

		Design-Build
	Property	and	Unallocated
	Operations	Development	and Other	Total
Three months ended September 30, 2007:

Revenues:
Rental revenue	$16,399	$—	$—	$16,399
Design-Build contract revenue and other sales	—	—	—	—
Property management and other fees	874	—	—	874
Development management and other income	—	25	—	25

Total revenues	17,273	25	—	17,298

Certain operating expenses:
Property operating and management	6,797	—	—	6,797
Costs related to design-build contract revenue and other sales	—	—	—	—
Selling, general, and administrative	—	111	—	111

Total certain operating expenses	6,797	111	—	6,908

	10,476	(86)	—	10,390

Other income (expense)	148	—	35	183
Corporate general and administrative expenses	—	—	(1,421)	(1,421)
Interest expense	—	—	(4,101)	(4,101)
Provision for income taxes applicable to funds from operations modified	—	—	2	2
Depreciation and amortization	—	—	(39)	(39)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	16	—	—	16
Minority interests in real estate partnerships, before real estate related depreciation and amortization	(41)	—	—	(41)

Funds from operations modified (FFOM)	10,599	(86)	(5,524)	4,989

Amortization of intangibles related to purchase accounting, net of income tax benefit	(42)	—	16	(26)

Funds from operations (FFO)	10,557	(86)	(5,508)	4,963

Real estate related depreciation and amortization	(7,180)	—	—	(7,180)
Minority interests in operating partnership	—	—	615	615

Net income (loss)	$3,377	$(86)	$(4,893)	$(1,602)

Total assets	$474,856	$—	$796	$475,652

     The following tables represent the segment information for the nine months ended September 30, 2008 and 2007 (in thousands):

		Design-Build
	Property	and	Unallocated
	Operations	Development	and Other	Total
Nine months ended September 30, 2008:

Revenues:
Rental revenue	$57,622	$—	$—	$57,622
Design-Build contract revenue and other sales	—	174,870	—	174,870
Property management and other fees	2,524	—	—	2,524
Development management and other income	—	751	—	751

Total revenues	60,146	175,621	—	235,767

Certain operating expenses:
Property operating and management	23,403	—	—	23,403
Costs related to design-build contract revenue and other sales	—	146,907	—	146,907
Selling, general, and administrative	—	12,548	—	12,548

Total certain operating expenses	23,403	159,455	—	182,858

	36,743	16,166	—	52,909

Other income (expense)	456	137	89	682
Corporate general and administrative expenses	—	—	(7,848)	(7,848)
Interest expense	—	—	(18,695)	(18,695)
Provision for income taxes applicable to funds from operations modified	—	—	(3,719)	(3,719)
Depreciation and amortization	—	(772)	(176)	(948)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	26	—	—	26
Minority interests in real estate partnerships, before real estate related depreciation and amortization	(1,128)	—	—	(1,128)

Funds from operations modified (FFOM)	36,097	15,531	(30,349)	21,279

Amortization of intangibles related to purchase accounting, net of income tax benefit	(127)	(9,043)	3,576	(5,594)

Funds from operations (FFO)	35,970	6,488	(26,773)	15,685

Real estate related depreciation and amortization	(22,896)	—	—	(22,896)
Minority interests in operating partnership	—	—	2,480	2,480

Net income (loss)	$13,074	$6,488	$(24,293)	$(4,731)

Total assets	$575,244	$308,878	$952	$885,074

		Design-Build
	Property	and	Unallocated
	Operations	Development	and Other	Total
Nine months ended September 30, 2007:

Revenues:
Rental revenue	$45,344	$—	$—	$45,344
Design-Build contract revenue and other sales	—	—	—	—
Property management and other fees	2,644	—	—	2,644
Development management and other income	—	276	—	276

Total revenues	47,988	276	—	48,264

Certain operating expenses:
Property operating and management	18,766	—	—	18,766
Costs related to design-build contract revenue and other sales	—	—	—	—
Selling, general, and administrative	—	377	—	377

Total certain operating expenses	18,766	377	—	19,143

	29,222	(101)	—	29,121

Other income (expense)	428	237	98	763
Corporate general and administrative expenses	—	—	(4,919)	(4,919)
Interest expense	—	—	(11,324)	(11,324)
Provision for income taxes applicable to funds from operations modified	—	—	(200)	(200)
Depreciation and amortization	—	—	(100)	(100)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	28	—	—	28
Minority interests in real estate partnerships, before real estate related depreciation and amortization	(128)	—	—	(128)

Funds from operations modified (FFOM)	29,550	136	(16,445)	13,241

Amortization of intangibles related to purchase accounting, net of income tax benefit	(127)	—	50	(77)

Funds from operations (FFO)	29,423	136	(16,395)	13,164

Real estate related depreciation and amortization	(20,395)	—	—	(20,395)
Minority interests in operating partnership	—	—	2,226	2,226

Net income (loss)	$9,028	$136	$(14,169)	$(5,005)

Total assets	$474,856	$—	$796	$475,652

6. Contracts
     Revenue and billings to date on uncompleted contracts, from their inception, as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30,	December 31,
	2008	2007
Costs and estimated earnings on uncompleted contracts	$257,402	$—
Billings to date	(280,473)	—

Net billings in excess of costs and estimated earnings	$(23,071)	$—

     These amounts are included in the consolidated balance sheet at September 30, 2008 and December 31, 2007 as shown below (in thousands). At September 30, 2008, the Company had retainage receivables of $10.2 million, which are included in “Tenant and accounts receivable” in the consolidated balance sheets. Amounts for billed retainages and receivables to be collected in excess of one year are not significant for the periods presented.

	September 30,	December 31,
	2008	2007
Costs and estimated earnings in excess of billings (1)	$4,545	$—
Billings in excess of costs and estimated earnings	(27,616)	—

Net billings in excess of costs and estimated earnings	$(23,071)	$—

(1)	Included in “Other assets” in the consolidated balance sheet
7. Goodwill and Intangible Assets
     Goodwill and intangible assets consisted of the following at September 30, 2008 and December 31, 2007 (in thousands):

	September 30,	December 31,
	2008	2007
Goodwill	$5,335	$5,335
Intangible assets related to the Erdman acquisition, net of accumulated amortization of $9,043 in 2008	278,556	—
Acquired above market leases, net of accumulated amortization of $693 in 2008 and $516 in 2007	866	1,033
Acquired in place lease value and deferred leasing costs, net of accumulated amortization of $22,300 in 2008 and $17,739 in 2007	18,745	20,359
Acquired ground leases, net of accumulated amortization of $357 in 2008 and $217 in 2007	3,206	3,021
Acquired property management contracts, net of accumulated amortization of $383 in 2008 and $256 in 2007	1,715	1,841

Total goodwill and intangible assets, net	$308,423	$31,589

8. Mortgage Notes Payable and Borrowing Agreements
Revolving Credit Facility
     On March 10, 2008, the Company amended and restated its existing revolving credit facility, dated November 1, 2005, among the Company, the Operating Partnership, Bank of America, N.A., Citicorp North America, Inc., Branch Banking and Trust Company, Banc of America Securities LLC, Citigroup Global Markets Inc. and other lenders (the “Credit Facility”). Banc of America Securities LLC is acting as sole lead arranger and sole book manager of the Credit Facility. KeyBank National Association is acting as syndication agent. Branch Banking and Trust Company and Wachovia Bank, N.A. are acting as co-documentation agents. Bank of America, N.A., KeyBank National Association, Branch Banking and Trust Company, Wachovia Bank, National Association, M&I Marshall and Ilsley Bank, and Citicorp North America, Inc. are lenders (the “Lenders”) thereunder. The Credit Facility is secured by certain of the Company’s properties and is guaranteed by the Company and certain of its subsidiaries. The Credit Facility matures on March 10, 2011, subject to a one-year extension at the Company’s option conditioned upon the Lenders being satisfied with the Company and its subsidiaries’ financial condition and liquidity, and taking into consideration any payment, extension or refinancing of the Term Loan (as described below). The Credit Facility is cross defaulted against the Term Loan. The Company is subject to customary covenants including, but not limited to, (1) affirmative covenants relating to the Company’s corporate structure and ownership, maintenance of insurance, compliance with environmental laws and preparation of environmental reports, maintenance of the Company’s REIT qualification and listing on the NYSE, (2) negative covenants relating to restrictions on liens, indebtedness, certain investments (including loans and certain advances), mergers and other fundamental changes, sales and other dispositions of property or assets and transactions with affiliates, and (3) financial covenants to be met by the Company at all times including a maximum total leverage ratio (70%), maximum real estate leverage ratio (70%), minimum fixed charge coverage ratio (1.50 to 1.00), maximum total debt to real estate value ratio (90%) and minimum consolidated tangible net worth ($45 million plus 85% of the net proceeds of equity issuances issued after the closing date). The interest rate on loans under the Credit Facility equals, at the Company’s election, either (1) LIBOR (3.93% as of September 30, 2008) plus a margin of between 95 to 140 basis points based on the Company’s leverage ratio or (2) the higher of the federal funds rate plus 50 basis points or Bank of America, N.A.’s prime rate (5.00% as of September 30, 2008).
     As of September 30, 2008, there was $51.9 million available under the Credit Facility. There was $90.0 million outstanding at September 30, 2008 and $8.1 million of availability was restricted related to outstanding letters of credit.
Term Loan
     The Company, through its Erdman TRS, has $100.0 million outstanding under a $100.0 million senior secured term facility (the “Term Loan”) to finance the cash portion of the Merger. Keybanc Capital Markets is acting as sole lead arranger and sole book manager of the Term Loan. Bank of America, N.A. is acting as syndication agent. Branch Banking and Trust Company and Wachovia Bank, N.A. are acting as co-documentation agents. KeyBank National Association, Bank of America, N.A., Branch Banking and Trust Company, Wachovia Bank, National Association, M&I Marshall and Ilsley Bank, and Citicorp North America, Inc. are lenders thereunder. The Term Loan is secured by the stock and certain accounts receivables of Erdman and is guaranteed by the Company. The Term Loan matures on March 10, 2011, and is subject to a one-time right to a one-year extension at the Company’s option (and the payment of an extension fee). The Term Loan contains customary covenants including, but not limited to, (1) affirmative covenants relating to the Company’s corporate structure and ownership, maintenance of insurance, compliance with environmental laws and preparation of environmental reports, maintenance of the Company’s REIT qualification and listing on the New York Stock Exchange, (2) negative covenants relating to restrictions on liens, indebtedness, certain investments (including loans and certain advances), mergers and other fundamental changes, sales and other dispositions of property or assets and transactions with affiliates, and (3) financial covenants to be met by the Company at all times under the guaranty including a maximum total leverage ratio (70%), maximum real estate leverage ratio (70%), minimum fixed charge coverage ratio (1.50 to 1.00), maximum total debt to real estate value ratio (90%) and minimum consolidated tangible net worth ($45 million plus 85% of the net proceeds of equity issuances), as well as being cross defaulted to the Company’s Credit Facility. In addition, there are financial covenants relating only to Erdman. The interest rate on loans under the Term Loan equals, at the

Company’s election, either (1) LIBOR (3.93% as of September 30, 2008) plus a margin of between 300 to 350 basis points based on certain Erdman performance ratios or (2) (i) the higher of the federal funds rate plus 50 basis points or KeyBank National Association’s prime rate (ii) plus a margin of between 300 to 350 basis points based on certain Erdman performance ratios (5.00% as of September 30, 2008).
Mortgage Notes Payable
     Mebane Medical Investors, LLC, a consolidated real estate partnership, has construction financing related to the Mebane Medical Office Building project. The credit facility provides financing of up to $13.0 million with an interest rate equal to LIBOR plus 1.3% (5.23% as of September 30, 2008). The mortgage note payable will mature in May 2010 and provides for interest-only payments through May 2009 and principal payments based on a 30-year amortization from June 2009 through the maturity date in May 2010. This facility has two one-year extension options. As of September 30, 2008, there was a total of $12.1 million drawn on the facility.
     In July 2008, the Company refinanced the mortgage note payable for Rocky Mount MOB, LLC, a consolidated real estate partnership. Terms of the note payable require monthly payments of approximately $35,000 through March 2012, at which time the remaining principal is due. The note payable has a fixed interest rate of 6.03%. The principal balance was increased by $1.3 million to $5.4 million.
     Genesis Property Holding, LLC, a consolidated real estate partnership, has construction financing related to the Pensacola, Florida, medical office building and cancer center project. The financing provides for an amount up to $16.8 million and for a total term of ten years, inclusive of an 18-month construction period. The loan calls for payments of interest-only during the construction period at a rate of one-month LIBOR plus 1.50%. After the construction period, the loan converts to an amortizing loan with monthly payments based on a 25-year amortization schedule. The Company has entered into a forward starting interest rate swap agreement that effectively fixes the interest rate at 6.21% after the construction period through maturity. The loan matures September 2018.
     In September 2008, the Company paid off the remaining principal balance of $8.6 million on the mortgage note payable for Medical Investors I, LLC.
Scheduled Maturities
     Scheduled maturities of the mortgage notes payable and borrowing agreements as of September 30, 2008, are as follows (in thousands):

For the period ending:
2008	$13,466
2009	47,560
2010	31,109
2011	212,386
2012	11,145
Thereafter	108,596

424,262
Unamortized premium	235

$424,497

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
     The following table summarizes the terms of the agreements and their fair values at September 30, 2008 and December 31, 2007 (dollars in thousands):

						September 30, 2008		December 31, 2007
	Notional
	Amount as of
	September 30,			Effective	Expiration
Entity	2008	Receive Rate	Pay Rate	Date	Date	Asset	Liability	Asset	Liability
Beaufort Medical Plaza, LLC (1)	$4,932	1 Month LIBOR	5.65%	8/18/2008	8/18/2011	$—	$34	$—	$—
Beaufort Medical Plaza, LLC	4,855	1 Month LIBOR	5.01%	10/25/2006	7/25/2008	—	—	—	23
Cogdell Health Campus MOB, LP	11,025	1 Month LIBOR	4.03%	3/14/2008	3/2/2015	61	—	—	—
Indianapolis MOB LLC	30,000	1 Month LIBOR	4.95%	11/6/2006	10/31/2009	—	622	—	689
River Hills Medical Associates, LLC	2,896	1 Month LIBOR	4.97%	10/16/2006	12/15/2008	—	13	—	29
Roper MOB, LLC	9,277	1 Month LIBOR	4.95%	10/10/2006	7/10/2009	—	135	—	173
St. Francis Community MOB, LLC (2)	—	N/A	N/A	N/A	N/A	—	—	—	25
St. Francis Medical Plaza, LLC (2)	—	N/A	N/A	N/A	N/A	—	—	—	27
Genesis Property Holdings, LLC	16,797	1 Month LIBOR	4.71%	4/1/2010	10/1/2018	—	68	—	—
MEA Holdings, Inc.	100,000	1 Month LIBOR	2.82%	4/1/2008	3/1/2011	1,446	—	—	—
Cogdell Spencer LP (3)	30,000	1 Month LIBOR	3.11%	10/15/2008	3/10/2011	230	—	—	—
Cogdell Spencer LP	3,000	1 Month LIBOR	5.06%	8/14/2007	10/31/2008	—	8	—	27
Cogdell Spencer LP	27,000	1 Month LIBOR	5.06%	8/20/2007	10/31/2008	—	50	—	242

						$1,737	$930	$—	$1,235

(1)	Swap agreement represents the renewal of the agreement ended 7/25/2008.

(2)	Swap agreements expired on June 15, 2008 and were not renewed.

(3)	Swap agreement intended to replace the prior two agreements that expired on 10/31/2008.
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
     The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Fair Value Measurements as of
	September 30, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$1,737	$—	$1,737	$—

Liabilities:
Derivative financial instruments	$(930)	$—	$(930)	$—
     The valuation of derivative financial instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The fair values of variable to fixed interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates forward curves derived from observable market interest rate curves. The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of SFAS 157, the Company incorporates credit valuation adjustments to appropriately reflect both its nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
10. Minority Interests in Operating Partnership
     As of September 30, 2008, there were 26.8 million OP Units outstanding, of which 17.6 million, or 65.5%, were owned by the Company and 9.2 million, or 34.5%, were owned by other partners, including certain directors, officers and other members of senior management. As of September 30, 2008, the fair market value of the OP Units not owned by the Company was $152.8 million, based on a market value of $16.54 per unit, which was closing stock price of the Company’s shares on September 30, 2008.
11. Dividends and Distributions
     On September 11, 2008, the Company announced that the Board of Directors had declared a quarterly distribution of $0.35 per share or OP Unit that was paid on October 20, 2008 to stockholders and holders of OP Units of record on September 26, 2008. The distribution covered the third quarter of 2008 and $9.4 million is included in “Other liabilities” in the September 30, 2008 condensed consolidated balance sheet.

12. Incentive Plan
     Effective February 27, 2008, each non-employee member of the Company’s Board of Directors was granted shares of restricted stock or long-term incentive plan units (“LTIP units”) in the Operating Partnership that all vested upon issuance. Messrs Georgius and Lee and Dr. Smoak were each granted 3,135 LTIP units and Messrs Jennings and Neugent were each granted 3,135 shares of restricted stock. The restricted stock and LTIP units were valued at $15.00 per share, which was the Company’s closing stock price on the grant date.
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
     In September 2008, the Company issued an aggregate of 5,153 LTIP units, all of which vested upon issuance, to certain employees based on specific performance goals. The LTIP units were valued at $15.72 per unit, which was the Company’s closing stock price on the grant date. The Company recorded compensation expense of less than $0.1 million in September 2008 related to the grant.
13. Related Party Transactions
     The Fork Farm, a working farm owned by the Company’s Chairman, periodically hosts events on behalf of the Company. Charges of approximately $6,000 and $14,600, for the nine months ended September 30, 2008 and 2007, respectively, are reflected in “Selling, general, and administrative” expenses in the consolidated statements of operations.
     The Company has certain design-build contracts for the construction of medical facilities with certain entities in which Mr. Lubar has an indirect ownership interest and serves as an officer. The total contract amount is $30.7 million and construction was in process at the time of the Erdman transaction. For the three and nine months ended September 30, 2008, the Company recognized $5.4 and $11.6 million, respectively, of contract revenue and as of September 30, 2008, had accounts receivable of $1.5 million and billings in excess of costs and estimated earnings on uncompleted contracts of $2.1 million.

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
     On March 10, 2008, the Company merged with MEA, which wholly owns Erdman. Erdman is a market-leading provider of design-build healthcare facilities throughout the United States of America. Erdman’s service offerings include advance planning, architecture, engineering, and construction. Combined, the Company is a fully integrated healthcare facilities solutions company providing services from conceptual planning to long-term property management.

Core Capabilities Erdman Advance Planning Design Construction	Core Capabilities Cogdell Spencer Ownership Development Acquisitions Property Management
     The Company is building a national portfolio of healthcare properties located on hospital campuses. Since the Company’s initial public offering in 2005, the Company has acquired properties in five new states and multiple new markets. During the nine months ended September 30, 2008, the Company acquired two off-market acquisitions that were a result of strong relationships with existing clients. Client relationships and advance planning services provided by Erdman also give the Company the ability to be included in the initial project discussions that can lead to ownership and investment in healthcare properties.
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
     During the third quarter of 2008, the Company formed a joint venture with Northwestern Mutual. The joint venture, named Cogdell Spencer Medical Partners LLC, expects to acquire up to approximately $350.0 million of medical office buildings and other healthcare facilities nationwide, predominantly associated with not-for-profit healthcare systems and large physician-owned clinics. The Company will contribute 20% of the equity capital to fund future acquisitions in this joint venture. The joint venture will be the Company’s exclusive vehicle for cash acquisitions.
     On September 2, 2008, the Company announced the first synergy project since the closing of the Merger with Erdman. The project will include design/build (architectural, engineering, and construction), development, and property management services. The $22.4 million project is a 75,985 square foot medical office building and outpatient treatment center located in Pensacola, Florida. The project is 100% pre-leased and scheduled for completion in December 2009. The Company expects to own approximately 40% of the building through a joint venture with the physician tenants of the building. In connection with this project, the Company obtained financing in an amount up to $16.8 million and for a total term of ten years, inclusive of an 18-month construction period. The loan provides for payments of interest-only during the construction period at a rate of one-month LIBOR plus 1.50%. After the construction period, the loan converts to an amortizing loan with monthly payments based on a 25-year amortization schedule. The Company has entered into a forward starting interest rate swap agreement that effectively fixes the interest rate at 6.21% after the construction period through maturity. The loan matures September 2018.
     Since its founding in 1951, Erdman has designed, engineered, or built over 5,000 healthcare facilities, which support more than 50,000 physicians. In 2007, Erdman achieved $324 million in revenue and increased its backlog. Erdman was ranked as the number one healthcare design-build firm for 2007 by Modern Healthcare’s 2008 Construction and Design Survey.

     The Company’s property management team has a proactive, customer-focused service approach that leads to faster response times and greater resources to serve tenants. The Company’s management believes that a strong internal property management capability is a vital component of the Company’s business, both for the properties that the Company owns and for those that the Company manages. In 2008, the Company will continue the “Celebrating 25 Years” Campaign, which recognizes the long-term relationships between the Company and its healthcare system clients and partners.
     As of September 30, 2008, the Company owned and/or managed 116 medical office buildings (“MOBs”) and healthcare related facilities, serving 27 hospital systems in 13 states. The Company’s portfolio consists of:
•	62 properties, comprised of 3.3 million net rentable square feet, each of which the Company wholly-owns or is a consolidated real estate partnership;

•	Three properties, comprised of 0.2 million net rentable square feet, in which the Company owns a minority interest; and

•	51 properties, comprised of 2.2 million net rentable square feet, that the Company manages for third parties.
     As of September 30, 2008, of the Company’s wholly-owned properties, 81% were located on hospital campuses and an additional 7% were located off-campus, but were hospital anchored. The Company believes that its on-campus and hospital anchored assets occupy a premier franchise location in relation to local hospitals, providing the Company’s properties with a distinct competitive advantage over alternative medical office space in an area. As of September 30, 2008, the Company’s in-service, consolidated wholly-owned and joint venture properties were approximately 91.9% occupied, with a weighted average remaining lease term of approximately 4.8 years.
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
     The Company receives fees for property management and development and consulting services from time to time from third parties which are reflected as fee revenue. Management fees are generally based on a percentage of revenues for the month as defined in the related property management agreements. Revenue from development and consulting agreements is recognized as earned per the agreements. Due to the amount of control retained by the Company, most joint venture developments will be consolidated; therefore, those development fees will be eliminated in consolidation. However, the Cogdell Spencer Medical Partners, LLC partnership is an unconsolidated entity.
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

Changes in Financial Condition
     On January 23, 2008, the Company issued 3,448,278 shares of common stock to certain institutional investors at a price of $15.95 per share resulting in net proceeds to the Company of approximately $53.8 million. On September 10, 2008, the Company issued 2,160,000 shares of common stock in a public offering at a price of $18.50 per share resulting in net proceeds to the Company of approximately $37.6 million. The net proceeds of both offerings were used to reduce outstanding principal on the Company’s Credit Facility and for working capital purposes. For more information on the Credit Facility, see “Liquidity and Capital Resources.”
     As discussed in Note 3 and Note 8 in the accompanying consolidated financial statements, the Company completed the Merger with Erdman, amended the Credit Facility, and obtained $100.0 million in term debt.
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
     For the three and nine months ended September 30, 2008, there are three months and seven months, respectively, of operating activity related to the Erdman subsidiary.
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
Property Summary
     The following is an activity summary of the Company’s portfolio of wholly-owned and consolidated partnership properties for the three and nine months ended September 30, 2008 and 2007 and the year ended December 31, 2007:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Properties at beginning of the period	62	53	59	50
Acquisitions	—	2	2	3
In-service completed developments	—	—	1	1
Lease-up completed development	—	1	—	2

Properties at end of the period	62	56	62	56

Year Ended
December 31, 2007
Properties at January 1	51
Acquisitions	5
In-service completed developments	2
Lease-up completed development	1

Properties at December 31	59

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

Comparison of the three months ended September 30, 2008 and 2007
FFOM
     FFOM increased $3.2 million, or 63.5%, from $5.0 million in the three months ended September 30, 2007 to $8.2 million for the three months ended September 30, 2008. The increase in FFOM is due to: (1) $8.9 million increase in FFOM for the design-build and development segment, of which the majority of the segment’s increase is due to the inclusion of Erdman’s operating activity for the three months ended September 30, 2008; and (2) $1.2 million increase in FFOM from property acquisitions and completed developments. These increases in FFOM were offset by a $2.6 million increase in interest expense due to increased outstanding debt balances, $2.4 million income tax expense primarily related to taxable income at the Erdman subsidiary, a $0.9 million minority interest charge, and a $1.3 million increase in corporate general and administrative expenses primarily due to increased incentive compensation expense and professional fees. The $0.9 minority interest charge is due to a consolidated real estate partnership’s negative partner’s equity that resulted from a debt refinance proceeds cash distribution to the 65.5% owner and subsequent cash distributions to the 65.5% owner and GAAP net losses. In accordance with GAAP, the consolidating partner is required to record a charge to minority interest for distributions and net losses when the partnership’s partners’ equity is negative.
     See Note 5 to the accompanying consolidated financial statements for business segment information and management’s use of FFO and FFOM to evaluate operating performance. The following table presents the reconciliation of FFO and FFOM to net loss, which is the most directly comparable GAAP measure to FFO and FFOM, for the three months ended September 30, 2008 and 2007 (in thousands, except per share and OP unit amounts):

	For the Three Months Ended
	September 30,	September 30,
	2008	2007
Net loss	$(1,086)	$(1,602)
Plus minority interests in operating partnership	(639)	(615)
Plus real estate related depreciation and amortization	7,494	7,180

Funds from Operations (FFO)	5,769	4,963
Plus amortization of intangibles related to purchase accounting, net of income tax benefit	2,390	26

Funds from Operations Modified (FFOM)	$8,159	$4,989

Revenue
     Rental revenue increased $3.2 million, or 19.7%, from $16.4 million in the three months ended September 30, 2007 to $19.6 million for the three months ended September 30, 2008. Rental revenue from acquisition properties and completed developments increased $3.0 million. Same-property revenue increased $0.3 million, or 1.7%, primarily due to general increases in rent related to Consumer Price Index (“CPI”) escalation clauses and increased rent from reimbursable expenses, offset by a reduction in occupancy.
     Design-Build contract revenue and other sales revenue is due to the inclusion of Erdman’s operating results for the three months ended September 30, 2008.
     Development management and other income increased $0.6 million due to the timing of development fee income from projects.
Expenses
     Property operating and management expenses increased $1.6 million, or 23.1%, from $6.8 million in the three months ended September 30, 2007 to $8.4 million for the three months ended September 30, 2008. Property operating and management expenses related to acquisition properties and completed developments increased $1.2 million. Same-property property operating and management expenses increased $0.4 million, or 6.7%, primarily due to reimbursable expenses such as property taxes, insurance, and utilities.

     Costs related to design-build contract revenue and other sales revenue is due to the inclusion of Erdman’s operating results for the three months ended September 30, 2008.
     Selling, general, and administrative expenses increased $6.1 million, or 396.0%. An increase of $4.8 million is due to the inclusion of Erdman’s operating results for the three months ended September 30, 2008. During the quarter ended September 30, 2008, the Company had increased accrued incentive based compensation expenses of $0.7 million and increased legal and consulting professional fees of $.05 million.
     Depreciation and amortization expense increased $4.6 million, or 63.2%. There was an increase of $4.0 million related to the amortization of Erdman intangible assets and an increase of $0.3 million related to depreciation of Erdman fixed assets. Depreciation and amortization related to acquisition properties and completed developments increased $0.8 million. Same-property depreciation and amortization decreased $0.5 million.
Interest expense
     Interest expense increased $2.6 million, or 64.4%. The increase is due to an increase in outstanding debt balances offset by a lower weighted average interest rate. The weighted average interest rate at September 30, 2008 was 6.0% compared to 6.3% at September 30, 2007.
Income tax (expense) benefit
     The income tax (expense) benefit for the three months ended September 30, 2008 was due to a taxable net income computed in accordance with SFAS 109 for the Erdman TRS due to the amortization of intangible assets. The income tax expense in 2007 was due to taxable net income computed in accordance with SFAS 109 for the CSA, LLC TRS, which was a result of property management activities.
Comparison of the nine months ended September 30, 2008 and 2007
FFOM
     FFOM increased $8.1 million, or 61.0%, from $13.2 million in the nine months ended September 30, 2007 to $21.3 million for the nine months ended September 30, 2008. The increase in FFOM is due to: (1) $15.4 million increase in FFOM for the design-build and development segment, of which the majority of the segment’s increase is due to the inclusion of Erdman’s operating activity for seven of the nine months ended September 30, 2008; and (2) $4.5 million increase in FFOM from property acquisitions and completed developments. These increases in FFOM were offset by a $7.4 million increase in interest expense due to increased outstanding debt balances, $3.6 million in income tax expense primarily related to taxable income at the Erdman subsidiary, a $0.9 million minority interest charge, and a $2.9 million increase in corporate general and administrative expenses primarily due to $1.7 million in increased accrued incentive compensation and equity compensation expense associated with LTIP units granted in connection with the Merger, $0.4 million in severance compensation, and a $0.8 million increase in legal and consulting professional fees. The $0.9 minority interest charge is due to a consolidated real estate partnership’s negative partner’s equity that resulted from a debt refinance proceeds cash distribution to the 65.5% owner and subsequent cash distributions to the 65.5% owner and GAAP net losses. In accordance with GAAP, the consolidating partner is required to record a charge to minority interest for distributions and net losses when the partnership’s partners’ equity is negative.
     See Note 5 to the accompanying consolidated financial statements for business segment information and management’s use of FFO and FFOM to evaluate operating performance. The following table presents the reconciliation of FFO and FFOM to net loss, which is the most directly comparable GAAP measure to FFO and FFOM, for the nine months ended September 30, 2008 and 2007 (in thousands, except per share and OP Unit amounts):

	For the Nine Months Ended
	September 30,	September 30,
	2008	2007
Net loss	$(4,731)	$(5,005)
Plus minority interests in operating partnership	(2,480)	(2,226)
Plus real estate related depreciation and amortization	22,896	20,395

Funds from Operations (FFO)	15,685	13,164
Plus amortization of intangibles related to purchase accounting, net of income tax benefit	5,594	77

Funds from Operations Modified (FFOM)	$21,279	$13,241

Revenue
     Rental revenue increased $12.3 million, or 27.1%, from $45.3 million in the nine months ended September 30, 2007 to $57.6 million for the nine months ended September 30, 2008. Rental revenue from acquisition properties and completed developments increased $11.2 million, or 538.4%, from $2.1 million in the nine months ended September 30, 2007 to $13.3 million for the nine months ended September 30, 2008. Same-property revenue increased $1.1 million, or 2.6%, primarily due to general increases in rent related to CPI escalation clauses and increased rent from reimbursable expenses, offset by a reduction in occupancy.
     Design-Build contract revenue and other sales revenue is due to the seven month inclusion of Erdman’s operating results for the nine months ended September 30, 2008.
     Development management and other income decreased $0.5 million due to the timing of development fee income from projects.
Expenses
     Property operating and management expenses increased $4.6 million, or 24.7%, from $18.8 million in the nine months ended September 30, 2007 to $23.4 million for the nine months ended September 30, 2008. Property operating and management expenses related to acquisition properties and completed developments increased $4.1 million. Same-property property operating and management expenses increased $0.5 million, or 3.0%, primarily due to reimbursable expenses such as property taxes, insurance, and utilities.
     Costs related to design-build contract revenue and other sales revenue is due to the seven month inclusion of Erdman’s operating results for the nine months ended September 30, 2008.
     Selling, general, and administrative expenses increased $15.1 million, or 285.1%. An increase of $12.2 million is due to the inclusion of Erdman’s operating results for seven of the nine months ended September 30, 2008. During the nine months ended September 30, 2008, the Company had increased expenses of $2.9 million in corporate general and administrative expenses primarily due to $1.7 million in increased accrued incentive compensation and equity compensation expense associated with LTIP units granted in connection with the Merger, $0.4 million in severance compensation, and a $0.8 million increase in legal and consulting professional fees
     Depreciation and amortization expense increased $12.6 million, or 61.0%. There was an increase of $9.0 million related to the amortization of Erdman intangible assets and an increase of $1.0 million related to the depreciation of Erdman fixed assets. Depreciation and amortization related to acquisition properties and completed developments increased $4.0 million. Same-property depreciation and amortization decreased $1.4 million.
Interest expense
     Interest expense increased $7.4 million, or 65.1%. The increase is due to an increase in outstanding debt balances offset by a lower weighted average interest rate. The weighted average interest rate at September 30, 2008 was 6.0% compared to 6.3% at September 30, 2007.

Income tax (expense) benefit
     The income tax benefit for the nine months ended September 30, 2008 was due to a taxable net income computed in accordance with SFAS 109 for the Erdman TRS due to the amortization of intangible assets. The income tax expense in 2007 was due to taxable net income computed in accordance with SFAS 109 for the CSA, LLC TRS, which was a result of development fees, a non-recurring brokerage commission, and property management activities.
Cash Flows
Comparison of the nine months ended September 30, 2008 and September 30, 2007
     Cash provided by operating activities was $24.6 million and $17.5 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in cash provided by operating activities was $7.1 million, which resulted from a $7.4 million net decrease due to changes in operating assets and liabilities offset by a $14.4 million increase in earnings before non-cash adjustments. The $7.4 million net decrease due to changes in operating assets and liabilities was a result of: 1) $9.6 million paid to Erdman personnel in March 2008 for fiscal year 2007 annual bonuses, profit sharing, and 401(k) employer matching, 2) $9.5 million decrease in billings in excess of costs and estimated earnings on uncompleted contracts; offset by $5.4 million in cash provided due to various changes in operating assets, accrued expenses, accrued incentive compensation, and prepaid rent accounts. The Company accrued the $9.6 million for the Erdman fiscal year 2007 performance bonus payments as part of the Erdman purchase price allocation and the amount was included in the Erdman Merger working capital calculation.
     Cash used in investing activities was $187.1 million and $96.3 million during the nine months ended September 30, 2008 and 2007, respectively. In the nine months ended September 30, 2008, the Company paid cash, net of cash assumed, of $145.0 million (of which $14.6 million related to an escrowed amount that is included in the restricted cash increase) related to the Erdman business acquisition as well as $38.6 million related to property acquisitions and capital expenditures. In the nine months ended September 30, 2007, the Company’s investment in real estate properties was related to development projects and the acquisition of three properties.
     Cash provided by financing activities was $169.6 million and $80.9 million for the nine months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008, the Company received $91.3 million, net of costs, from the issuance of common stock and the proceeds were used to reduce outstanding amounts payable on the Credit Facility. Also, during the nine months ended September 30, 2008, the Company received proceeds of $100.0 million from the Term Loan and $110.5 million from the Credit Facility, which were primarily used to fund the Erdman transaction and property acquisitions. For the nine months ended September 30, 2007, the Company received proceeds of $78.4 million, net of costs, related to the issuance of common stock and the proceeds were used to reduce outstanding amounts payable on the Credit Facility.
Construction in Progress
     Construction in progress at September 30, 2008, consisted of the St. Luke’s Riverside MOBs and the Woodlands Center project. The following is a summary of the construction in progress balance (dollars in thousands):

		Estimated	Net Rentable	Investment	Estimated Total
Property	Location	Completion Date	Square Feet	to Date	Investment
St. Luke’s Riverside MOB	Bethlehem, PA	2nd Half 2010	170,000	$1,153	$38,900
The Woodlands Center	Pensacola, FL	December 2009	76,000	6,186	24,769
Land and pre-construction developments			—	3,333	—

			246,000	$10,672	$63,669

Liquidity and Capital Resources
     As of September 30, 2008, the Company had approximately $10.6 million available in cash and cash equivalents. The Company is required to distribute at least 90% of the Company’s net taxable income, excluding net capital gains, to the Company’s stockholders on an annual basis due to qualification requirements as a REIT. Therefore, as a general matter, it is unlikely that the Company will have any substantial cash balances that could be used to meet the Company’s liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.
     The Company has a $150.0 million secured revolving Credit Facility with the Lenders. The Credit Facility is available to fund working capital and for other general corporate purposes; to finance acquisition and development activity; and to refinance existing and future indebtedness. The Credit Facility permits the Company to borrow up to $150.0 million of revolving loans, with sub-limits of $25.0 million for swingline loans and $25.0 million for letters of credit.
     The Credit Facility shall terminate and all amounts outstanding thereunder shall be due and payable in full three years from March 10, 2008. The Credit Facility provides for a one-year extension at the Company’s option conditioned upon the Lenders being satisfied with the Company and its subsidiaries’ financial condition and liquidity, and taking into consideration any payment, extension or refinancing of the Term Loan. The Credit Facility also allows for up to $100.0 million of increased availability (to a total aggregate available amount of $250.0 million), at the Company’s option but subject to each Lender’s option to increase its commitment. The interest rate on loans under the Credit Facility equals, at the Company’s election, either (1) LIBOR (3.93% as of September 30, 2008) plus a margin of between 95 to 140 basis points based on the Company’s total leverage ratio or (2) the higher of the federal funds rate plus 50 basis points or Bank of America, N.A.’s prime rate (5.00% as of September 30, 2008).
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
     As of September 30, 2008, there was $51.9 million available under the Credit Facility. There was $90.0 million outstanding at September 30, 2008 and $8.1 million of availability was restricted related to outstanding letters of credit.
     The Company, through its Erdman TRS, has $100.0 million outstanding under a $100.0 million Term Loan which financed the cash portion of the Merger. Keybanc Capital Markets is acting as sole lead arranger and sole book manager of the Term Loan. Bank of America, N.A. is acting as syndication agent. Branch Banking and Trust Company and Wachovia Bank, N.A. are acting as co-documentation agents. KeyBank National Association, Bank of America, N.A., Branch Banking and Trust Company, Wachovia Bank, National Association, M&I Marshall and Ilsley Bank, and Citicorp North America, Inc. are lenders thereunder. The Term Loan is secured by the stock and certain accounts receivables of Erdman and is guaranteed by the Company. The Term Loan matures on the third anniversary of its closing and is subject to a one-time right to a one-year extension at the Company’s option (with the payment of an extension fee). The Term Loan contains customary covenants including, but not limited to, (1) affirmative covenants relating to the Company’s corporate structure and ownership, maintenance of insurance, compliance with environmental laws and preparation of environmental reports, maintenance of the Company’s REIT qualification and listing on the New York Stock Exchange, (2) negative covenants relating to restrictions on liens, indebtedness, certain investments (including loans and certain advances), mergers and other fundamental changes, sales and other dispositions of property or assets and transactions with affiliates, and (3) financial covenants to be met by the Company at all times under the guaranty including a maximum total leverage ratio (70%), maximum real estate leverage ratio (70%), minimum fixed charge coverage ratio (1.50 to 1.00), maximum total debt to real estate value ratio (90%) and minimum consolidated tangible net worth ($45 million plus 85% of the net proceeds of equity issuances), as well as being cross defaulted to the Company’s Credit Facility. In addition, there are financial covenants relating only to Erdman. The interest rate on loans under the Term Loan equals, at the Company’s election, either (1) LIBOR (3.93% as of September 30, 2008) plus a margin of between 300 to 350 basis points based on certain Erdman performance ratios or (2) (i) the higher of the federal funds rate plus 50 basis points or KeyBank National Association’s prime rate (ii) plus a margin of between 300 to 350 basis points based on certain Erdman performance ratios (5.00% as of September 30, 2008).
     The Company believes that it will have sufficient capital resources as a result of operations and the borrowings in place to fund ongoing operations.
     On September 11, 2008, the Company announced that the Board of Directors had declared a quarterly distribution of $0.35 per share or OP Unit that was paid on October 20, 2008 to stockholders and holders of OP Units of record on September 26, 2008. The distribution covered the third quarter of 2008 and totaled $9.4 million. The dividend and distribution were equivalent to an annual rate of $1.40 per share and OP unit.
     The Company funds the dividends and distributions through a combination of funds from operations and its Credit Facility. The Company uses borrowings available under its Credit Facility to fund dividend and distribution payments when the timing of the Company’s cash flows available from operations is insufficient to meet distribution requirements.
Long-Term Liquidity Needs
     The Company’s principal long-term liquidity needs consist primarily of new property development, property acquisitions, principal payments under various mortgages and other credit facilities and non-recurring capital expenditures. The Company does not expect that its net cash provided by operations will be sufficient to meet all of these long-term liquidity needs. Instead, the Company expects to finance new property developments through modest cash equity capital contributed by the Company together with construction loan proceeds, as well as through cash equity investments by its tenants. The Company expects to fund property acquisitions through a combination of borrowings under its Credit Facility and traditional secured mortgage financing. In addition, the Company expects to use OP Units issued by the Operating Partnership to acquire properties from existing owners seeking a tax deferred transaction. Although capital markets continued to remain tight during 2008, the Company continues to expect to meet long-term liquidity requirements through net cash provided by operations and through additional equity and debt financings, including loans from banks, institutional investors or other lenders, bridge loans, letters of credit, and other lending arrangements, most of which will be secured by mortgages. The Company may also issue unsecured debt in the future. The Company does not, in general, expect to meet its long-term liquidity needs through dispositions of its properties. In the event that the Company were to sell any of its properties in the future, depending on which property were to be sold, the Company may need to structure the sale or disposition as a tax deferred transaction which would require the reinvestment of the proceeds from such transaction in another property or, however, the proceeds that would be available to the Company from such sales may be reduced by amounts that the Company may owe under the tax protection agreements entered into in connection with the Company’s formation transactions and certain property acquisitions. In addition, the Company’s ability to sell certain of its assets could be adversely affected by the general illiquidity of real estate assets and certain additional factors particular to the Company’s portfolio such as the specialized nature of its target property type, property use restrictions and the need to obtain consents or waivers of rights of first refusal or rights of first offers from ground lessors in the case of sales of its properties that are subject to ground leases.
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
Contractual Obligations
     The following table summarizes the Company’s contractual obligations as of September 30, 2008, including the maturities and scheduled principal repayments and the commitments due in connection with the Company’s ground leases and operating leases for the periods indicated (in thousands):

	Remainder of
	2008	2009	2010	2011	2012	Thereafter	Total
Obligation:
Long-term debt principal payments and maturities (1)	$13,466	$47,560	$31,109	$212,386	$11,145	$108,596	$424,262
Standby letters of credit (2)	5	8,048	—	—	—		8,053
Interest payments (3)	6,372	24,371	21,447	10,051	6,832	19,742	88,815
Purchase commitments (4)	245	139	—	—	—	—	384
Ground and air rights leases (5)	79	314	314	314	315	9,946	11,282
Operating leases (6)	1,440	4,800	3,731	3,202	3,101	27,776	44,050

Total	$21,607	$85,232	$56,601	$225,953	$21,393	$166,060	$576,846

(1)	Includes notes payable under the Company’s Credit Facility.

(2)	As collateral for performance, the Company is contingently liable under standby letters of credit, which also reduces the availability under the Credit Facility.

(3)	Assumes one-month LIBOR of 3.93% and Prime Rate of 5.00%, which were the rates as of September 30, 2008.

(4)	These purchase commitments are related to the Company’s development projects that are currently under construction.

(5)	Substantially all of the ground and air rights leases effectively limit our control over various aspects of the operation of the applicable property, restrict our ability to transfer the property and allow the lessor the right of first refusal to purchase the building and improvements. All of the ground leases provide for the property to revert to the lessor for no consideration upon the expiration or earlier termination of the ground or air rights lease.

(6)	Payments under operating lease agreements relate to various of our properties’ equipment and office space leases. The future minimum lease commitments under these leases are as indicated.

Off-Balance Sheet Arrangements
     The Company may guarantee debt in connection with certain of its development activities, including joint ventures, from time to time. As of September 30, 2008, the Company did not have any such guarantees or other off-balance sheet arrangements outstanding.
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
     As of September 30, 2008, the Company had $424.3 million of consolidated debt outstanding (excluding any discounts or premiums related to assumed debt). Of the Company’s total consolidated debt, $102.8 million, or 24.2%, was variable rate debt that is not subject to variable to fixed rate interest rate swap agreements. Of the Company’s total indebtedness, $321.4 million, or 75.8%, was subject to fixed interest rates, including variable rate debt that is subject to variable to fixed rate swap agreements. The weighted average interest rate for fixed rate debt was 6.2% as of September 30, 2008.
     If LIBOR were to increase by 10%, or 39 basis points based on September 30, 2008 one-month LIBOR of 3.93%, the increase in interest expense on the Company’s September 30, 2008 variable rate debt would decrease future annual earnings and cash flows by approximately $0.4 million. Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on the Company’s financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, the Company may take actions to further mitigate the Company’s exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in the Company’s financial structure.
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
     During the three months ended September 30, 2008, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
     See the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, for risk factors. There have been no significant changes to the Company’s risk factors during the nine months ended September 30, 2008, other than those set forth in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
Issuer Purchases of Equity Securities
     Below is a summary of equity repurchases by month for the three months ended September 30, 2008:

Total Number of
			Equity Securities	Approximate Dollar
		Average	Purchased as Part	Value of Equity
	Total Number of	Price Paid	of Publicly	Securities that May
	Equity Securities	Per Equity	Announced Plans	Yet Be Purchased
For the Month of	Purchased	Security	or Programs	Under the Plan
July 2008	—	$—	N/A	N/A
August 2008	6,016	18.61	N/A	N/A
September 2008	—	—	N/A	N/A

Total	6,016	$18.61	N/A	N/A

     These figures only relate to repurchases of OP Units by the Operating Partnership. The Company did not repurchase shares of Common Stock during the three months ended September 30, 2008.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None.
ITEM 5. OTHER INFORMATION
On August 29, 2008, the Compensation Committee of the Board of Directors of the Company approved certain compensation arrangements for the Company’s executive officers for the year ending December 31, 2008. The compensation that the Company’s named executive officers are eligible to receive for the year ending December 31, 2008 is as follows:
•	Frank C. Spencer, Chief Executive Officer and President: (i) base salary of $500,000; (ii) annual achievement bonus of up to $500,000, based on certain corporate-level strategic benchmarks; and (iii) annual incentive bonus of up to $250,000, based on certain funds from operations modified (“FFOM”) growth benchmarks. Mr. Spencer’s annual achievement bonus and annual incentive bonus for 2008, if any, is payable in LTIP units.

•	Charles M. Handy, Chief Financial Officer: (i) base salary of $275,000; (ii) annual achievement bonus of up to $247,500, based on certain corporate-level strategic benchmarks, individual department-level goals and subjective evaluation by the Chief Executive Officer; (iii) LTIP unit grants of up to $150,000, based on certain corporate-level strategic benchmarks, individual department-level goals and subjective evaluation by the Chief Executive Officer; and (iv) development project LTIP unit grants equal to 0.15% of the asset value of each of the Company’s new completed and owned development projects.

•	Scott Ransom, President and Chief Executive Officer of Erdman Company: (i) base salary of $315,000; (ii) annual bonus of up to $315,000, based on certain performance goals and performance multipliers set by the Company’s Chief Executive Officer and recommended to the Compensation Committee; (iii) LTIP unit grants of up to 16% of the amount by which Erdman’s EBITDA exceeds certain strategic benchmarks; and (iv) development project LTIP unit grants equal to 0.5% of the asset value of each of the Company’s new completed and owned development projects.
The actual amount of bonuses and LTIP unit grants for each named executive officer set forth above is subject to change in the Compensation Committee’s discretion.
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

COGDELL SPENCER INC. Registrant
Date: November 10, 2008	/s/ Frank C. Spencer
Frank C. Spencer
President and Chief Executive Officer

Date: November 10, 2008	/s/ Charles M. Handy
Charles M. Handy
Senior Vice President and Chief Financial Officer