Form 10-K
period 2008-12-31
Cogdell Spencer Inc.
filed 2009-03-16
CIK 1332896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a Shell Company (as defined in rule 12b-2 of the Exchange Act). Yes ☐     No ☒

          The aggregate market value of the common equity held by non-affiliates if the registrant as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $250,295,386 (based on the closing sale price of the registrant’s common stock on that date as reported on the New York Stock Exchange).

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 17,711,839 shares of common stock, par value $0.01 per share, outstanding as of March 12, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant’s definitive proxy statement for the registrant’s 2009 Annual Meeting, to be filed within 120 days after the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

COGDELL SPENCER INC.

Statements Regarding Forward-Looking Information

          When used in this discussion and elsewhere in this Annual Report on Form 10-K, the words “believes,” “anticipates,” “projects,” “should,” “estimates,” “expects,” and similar expressions are intended to identify forward-looking statements with the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and in Section 21F of the Securities and Exchange Act of 1934, as amended. Actual results may differ materially due to uncertainties including:

●	the Company’s business strategy;

●	the Company’s ability to comply with financial covenants in its debt instruments;

●	the Company’s access to capital;

●	the Company’s ability to obtain future financing arrangements;

●	estimates relating to the Company’s future distributions;

●	the Company’s understanding of the Company’s competition;

●	the Company’s ability to renew the Company’s ground leases;

●	legislative and regulatory changes (including changes to laws governing the taxation of REITs and individuals);

●	increases in costs of borrowing as a result of changes in interest rates and other factors;

●	the Company’s ability to maintain its qualification as a REIT due to economic, market, legal, tax or other considerations;

●	changes in the reimbursement available to the Company’s tenants by government or private payors;

●	the Company’s tenants’ ability to make rent payments;

●	defaults by tenants;

●	market trends; and

●	projected capital expenditures.

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

PART I

Item 1. Business

The Company

          Cogdell Spencer Inc., incorporated in Maryland in 2005, together with its subsidiaries (the “Company”) is a fully-integrated, self-administered, and self-managed real estate investment trust (“REIT”) that invests in specialty office buildings for the medical profession, including medical offices and ambulatory surgery and diagnostic centers. The Company focuses on the ownership, development, redevelopment, acquisition, and management of strategically located medical office buildings and other healthcare related facilities in the United States of America. The Company has been built around understanding and addressing the specialized real estate needs of the healthcare industry. The Company operates its business through Cogdell Spencer LP, its operating partnership subsidiary (the “Operating Partnership”), and its subsidiaries.

          In March 2008, the Company acquired Marshall Erdman & Associates, inc., now operating as Erdman Company, a subsidiary of Cogdell Spencer Inc. The Company, as a fully integrated healthcare facilities company, provides services from strategic planning to long-term property ownership and management. Integrated delivery service offerings include architecture, engineering, construction and capital project development.

          The Company’s growth strategy includes leveraging strategic relationships for new wholly-owned or partially-owned developments, new design-build construction projects for third parties, and off-market acquisitions. The Company will also continue to enter into development joint ventures with hospitals and physicians.

          The Company derives a majority of its revenues from two main sources: 1) from rents received from tenants under existing leases in medical office buildings and other healthcare related facilities, and 2) from revenue earned from design-build construction contracts and development contracts.

          The Company’s properties have favorable leases generally with consumer price index (“CPI”) increases and cost pass through to the tenants. The Company’s property portfolio is stable with an occupancy rate of 92.4% as of December 31, 2008. The Company derives a lesser portion of its revenues from fees that are paid for managing medical office buildings (“MOB”) and other healthcare related facilities for third parties. The Company’s property management team, Cogdell Spencer Advisors, has a proactive, customer-focused service approach that leads to faster response times and greater resources to serve tenants. The Company’s management believes a strong internal property management capability is a vital component of the Company’s business, both for the properties the Company owns and for those that the Company manages. Strong internal property management allows the Company to control property operating costs, increase tenant satisfaction, and reduce tenant turnover.

          MEA Holdings, Inc., the parent company of Erdman Company (together, “Erdman”), a taxable REIT subsidiary (“TRS”) of the Company, is a national full-service planning, design and construction firm specializing in healthcare facilities. Headquartered in Madison, Wisconsin, Erdman provides fully integrated solutions to healthcare facilities throughout the United States, including planning, architecture, engineering, construction, materials management, manufacturing, capital and development services. Erdman is a leading design-builder of healthcare facilities with specialized expertise and concentration in high growth healthcare market segments and facility types. Founded in 1951 and having completed more than 5,000 healthcare facilities nationwide, Erdman has a 57 year track record of and reputation for delivering healthcare facilities with appropriate design, longevity, sustainability and excellent operational efficiency. Exclusively focused on the healthcare facilities market, Erdman maintains long-term “trusted advisor” status with over 50,000 physicians nationwide. Erdman has successfully cultivated a client mix that is diversified in both geography and market focus and includes physician group practices and healthcare systems. Erdman was ranked as the number one healthcare design-build firm for 2007 by Modern Healthcare’s 2008 Construction and Design Survey.

          As of December 31, 2008, the Company’s portfolio consisted of 116 medical office buildings and healthcare related facilities, serving 24 hospital systems in 13 states. The Company’s aggregate portfolio at December 31, 2008, was comprised of 62 consolidated wholly-owned and joint venture properties, 3 unconsolidated joint venture properties, and 51 managed medical office buildings. At December 31, 2008, approximately 80.9% of the net rentable square feet of the Company’s wholly-owned properties were situated on hospital campuses. As such, the Company believes that its assets occupy a premier franchise location in relation to local hospitals, providing its properties with a distinct competitive advantage over alternative medical office space in an area. The Company believes that its property locations and relationships with hospitals will allow the Company to capitalize on the increasing healthcare trend of outpatient procedures.

          At December 31, 2008, the Company’s aggregate portfolio contained approximately 5.8 million net rentable square feet, consisting of approximately 3.3 million net rentable square feet from consolidated wholly-owned and joint venture properties, approximately 0.2 million net rentable square feet from unconsolidated joint venture properties, and approximately 2.3 million net rentable square feet from properties owned by third parties and managed by the Company. As of December 31, 2008, the Company’s 61 in-service, consolidated wholly-owned and joint venture properties were approximately 92.4% occupied, with a weighted average remaining lease term of approximately 4.5 years.

The Company’s Management and Design-Build Construction Companies

          The Company elected to be taxed as a REIT for U.S. federal income tax purposes. In order to qualify as a REIT, a specified percentage of the Company’s gross income must be derived from real property sources, which would generally exclude the Company’s income from providing architectural, construction, development and management services to third parties. In order to avoid realizing such income in a manner that would adversely affect the Company’s ability to qualify as a REIT, some services are provided through the Company’s subsidiaries of Erdman, Cogdell Spencer Advisors, LLC (“CSA LLC”), and Consera Healthcare Real Estate, LLC (“Consera”). Erdman, CSA LLC and Consera and their subsidiaries have elected, with the Company, to be treated as TRSs. Erdman, CSA LLC and Consera are wholly-owned and controlled by the Operating Partnership.

Management

          The Company’s senior management team has an average of more than 21 years of healthcare real estate experience and has been involved in the development, redevelopment, engineering, design and construction, management, and acquisition of a broad array of medical office buildings and healthcare facilities. The Company’s Chairman and founder, James W. Cogdell, has been in the healthcare real estate business for more than 37 years, and Frank C. Spencer, Chief Executive Officer, President and a member of the Board of Directors (the “Board of Directors”), has more than 13 years of experience in the industry. Scott Ransom, Erdman’s Chief Executive Officer and President, has more than 15 years of experience in the industry. Six members of the senior management team have entered into employment agreements with the Company. At December 31, 2008, the Company’s senior management team owned approximately 12.9% of the units of limited partnership interest in the Operating Partnership (“OP Units”) and Company common stock on a fully diluted basis.

Business and Growth Strategies

          The Company’s primary business objective is to develop and maintain client relationships in order to maximize total return to the Company’s stockholders through growth in cash available for distribution and appreciation in the value of the Company’s assets.

Operating Strategy

          The Company’s operating strategy consists of the following principal elements:

●	Strong Relationships with Physicians and Hospitals.

Healthcare is fundamentally a local business. The Company believes it has developed a reputation based on trust and reliability among physicians and hospitals and believes that these relationships position the Company to secure new development projects and new property acquisition opportunities with both new and existing parties. Many of the Company’s healthcare system clients have collaborated with the Company on multiple projects, including the Company’s five largest healthcare system property management clients, with whom the Company has an average relationship lasting more than 19 years. The Company’s strategy is to continue to grow its portfolio by leveraging these relationships to selectively develop new medical office buildings and healthcare related facilities in communities in need of additional facilities to support the delivery of medical services. The Company believes that physicians particularly value renting space from a trusted and reliable property owner that consistently delivers an office environment that meets their specialized needs.

●	Active Management of the Company’s Properties.

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

●	Key On-Campus Locations

At December 31, 2008, approximately 80.9% of the net rentable square feet of the Company’s wholly-owned properties were situated on hospital campuses. On-campus properties provide the Company’s physician-lessees and their patients with a convenient location so that they can move between medical offices and hospitals with ease, which drives revenues for the Company’s physician-lessees. Many of these properties occupy a premier franchise location in relation to the local hospital, providing the Company’s properties with a distinct competitive advantage over alternative medical office space in the area that are located farther away from the local hospital. The Company has found that the factors most important to physician-lessees when choosing a medical office building or healthcare related facility in which to locate their offices are convenience to a hospital campus, clean and attractive common areas, state-of-the-art amenities and tenant improvements tailored to each practice.

●	Loyal and Diverse Tenant Base.

The Company’s focus on maintaining the Company’s physician-lessees’ loyalty is a key component of the Company’s marketing and operating strategy. A focus on physician-lessee loyalty and the involvement of the physician-tenants and hospitals as investors in the Company’s properties results in one of the more stable and diversified tenant bases of any medical office company in the United States. As of December 31, 2008, the Company’s 61 in-service, consolidated wholly-owned and joint venture properties had an average occupancy rate of approximately 92.4%. The Company’s tenants are diversified by type of medical practice, medical specialty and sub-specialty. As of December 31, 2008, no single tenant accounted for more than 7.5% of the annualized rental revenue at the wholly-owned properties and no tenants were in default.

●	Unique Focus.

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

Development and Acquisition Strategy

The Company’s development and acquisition strategy consists of the following principal elements:

●	Project delivery.

The Company’s project delivery teams focus on the development and design-build components of the integrated business model specializing in healthcare real estate. The Company and predecessor companies have developed and/or designed-built over 5,000 healthcare facilities including hospitals, medical office buildings, ambulatory surgery centers, wellness centers and multi-specialty clinics. The Company’s project delivery unit operates as a wholly-owned subsidiary of Cogdell Spencer Inc., and provides fully integrated healthcare real estate services from strategic planning and development to architecture to construction. The Company has built strong relationships with leading non-profit and for-profit healthcare systems who look to provide real estate solutions that will support the growth of medical communities built around their hospitals and regional medical centers. The Company focuses exclusively on medical office buildings and healthcare related facilities and believe that its experience and understanding of real estate and healthcare gives it a competitive advantage over less specialized developers. Further, the Company’s specialized regional focus provides extensive local industry knowledge and insight across the United States. The Company believes the network of relationships that have been fostered in both the real estate and healthcare industries that span over five decades provides access to a large volume of potential development and acquisitions opportunities.

●	Selective Development and Acquisitions.

The Company intends to leverage its strong healthcare real estate track record and extensive client network to continue to grow its portfolio of medical office buildings and healthcare relates facilities by selectively acquiring existing medical office buildings and by developing new projects in communities in need of expanded facilities to support the delivery of medical services. While the Company intends to continue the evaluation of acquisition opportunities primarily within the joint venture partnership with Northwestern Mutual, the focus of capital deployment has shifted to development and design-build project delivery. As of December 31, 2008, the joint venture partnership with Northwestern Mutual did not have any acquisitions under contract that the Company expects to go forward.

●	Develop and Maintain Strategic Relationships.

The Company intends to build upon its key strategic relationships with physicians, hospitals, not-for-profit agencies and religious entities that sponsor healthcare services to further enhance the Company’s franchise. The Company expects to continue entering into joint ventures with individual physicians, physician groups and hospitals. These joint ventures have been, and the Company believes will continue to be, a source of development and acquisition opportunities. Of the 63 healthcare properties the management team developed or acquired over the past 13 years, 36 of them represent repeat transactions with an existing client institution. The Company anticipates that it will also continue to offer potential physician-lessees the opportunity to invest in the Company in order that they may continue to feel a strong sense of attachment to the property in which they practice. The Company intends to continue to work closely with its tenants in order to cultivate long-term working relationships and to maximize new business opportunities. The Company works closely with its clients and carefully considers their objectives and needs when evaluating an investment opportunity. The Company believes that this philosophy allows the Company to build long-term relationships and obtain franchise locations otherwise unavailable to the Company’s competition.

●	Investment Criteria and Funding.

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

Historically, the Company has financed real property developments and acquisitions through joint ventures in which the physicians who lease space at the properties, and in some cases, local hospitals or regional medical centers, provided the equity capital. The Company has continued this practice of entering into joint ventures with individual physicians, physician groups and hospitals.

           The Company has a $150 million secured revolving credit facility (the “Credit Facility”). As of December 31, 2008, the Company had cash and cash equivalents of approximately $34.7 million and the Company’s Credit Facility had approximately $17.5 of available borrowings, which the Company can use to finance development and acquisition opportunities. The Company plans to finance future acquisitions through a combination of cash, borrowings under the Credit Facility, traditional secured mortgage financing, and equity offerings.

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

          The Company’s management evaluates the operating performance of its operating segments based on funds from operations (“FFO”) and funds from operations modified (“FFOM”). FFO, as defined by the National Association of Real Estate Investment Trusts, or NAREIT, represents net income (computed in accordance with GAAP), excluding gains from sales of property, plus real estate depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. The Company adjusts the NAREIT definition to add back minority interests in the Operating Partnership. FFOM adds back to FFO non-cash amortization of non-real estate related intangible assets associated with purchase accounting. The Company presents FFO and FFOM because the Company considers them as important supplemental measures of the Company’s operational performance. The Company believes FFO is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. The Company’s methodology may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO and FFOM do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO and FFOM should not be considered as alternatives to net income (loss) (computed in accordance with GAAP) as an indicator of the Company’s performance, nor are they indicative of funds available to fund the Company’s cash needs, including the Company’s ability to pay dividends or make distributions.

          In periods prior to 2008, the Company presented segment net operating income for property operations and real estate services, where the real estate services segment included property management services. Due to the acquisition of Erdman, the presentation of discrete financial information was modified and Company management no longer uses the prior segment measures when making resource allocation decisions due to the transformative nature of the Erdman transaction.

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

          Erdman’s business activities could expose it to potential liability under various environmental laws and under workplace health and safety regulations. The Company cannot predict the magnitude of such potential liabilities. The Company maintains a comprehensive general liability policy with an umbrella policy that covers losses beyond the general liability limits. The Company also maintains professional errors and omissions liability and contractor’s pollution liability insurance policies. Both policies provide adequate coverage for Erdman’s business.

          The Company obtains insurance coverage through a broker that is experienced in the professional liability field. The broker and the Company’s risk manager regularly review the adequacy of the Company’s insurance coverage. Because there are various exclusions and retentions under the policies, or an insurance carrier may become insolvent, there can be no assurance that all potential liabilities will be covered by the Company’s insurance policies or paid by the Company’s carriers.

          The Company evaluates the risk associated with claims. If there is a determination that a loss is probable and reasonably estimable, an appropriate reserve is established. A reserve is not established if the Company determines that a claim has no merit or is not probable or reasonably estimable. Partially or completely uninsured claims, if successful and of significant magnitude, could have a material adverse effect on the Company’s business.

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

          The market for design-build construction services is generally highly competitive and fragmented. Erdman’s competitors are numerous, consisting mainly of small and regional private firms. The Company believes that it is well positioned to compete in its markets because of its healthcare industry specialization, strong reputation, long-term client relationships, and integrated delivery of services.

Employees

          As of December 31, 2008, the Company had 606 employees. The Company’s professional staff performs functions in property management, acquisitions, real estate development, architecture, engineering, and construction management. Less than 5% of the Company’s employees are covered by collective bargaining agreements, which are subject to amendment in November 2009, or by specific labor agreements, which expire upon completion of the relevant project. There are no material disagreements with employees and the Company considers consider the relationships with its employees to be favorable.

Equity Offerings

          In January 2008, the Company issued 3,448,278 shares of common stock in a private offering at a price of $15.95 per share. The company received net proceeds of approximately $53.8 million from the private offering. The net proceeds offerings were used to reduce outstanding principal on the Company’s Credit Facility (defined in Note 9 to the accompanying consolidated financial statements) and for working capital purposes. See “Unregistered Sales of Equity Securities and Use of Proceeds.”

          In September 2008, the Company issued 2,160,000 shares of common stock in a public offering at a price of $18.50 per share resulting in net proceeds to the Company of approximately $37.4 million. The net proceeds offerings were used to reduce outstanding principal on the Company’s Credit Facility and for working capital purposes.

Acquisitions

          In February 2008, the Company acquired East Jefferson Medical Plaza located in Metairie, Louisiana for $19.8 million less a $0.7 million credit from the seller for unpaid tenant improvement allowances. The facility contains 123,184 square feet and is located on the campus of East Jefferson General Hospital. With this acquisition, the Company now owns and manages 253,914 square feet of medical office and clinical space on or adjacent to the East Jefferson campus.

          In February 2008, the Company acquired a leasehold interest in floors six and seven of St. Mary’s North Medical Office Building, a seven story multi-tenant medical office building located on the campus of St. Mary’s Hospital in Richmond, Virginia. The purchase price was $4.6 million less a $0.2 million credit from the seller for unpaid tenant improvement allowances.

          In March 2008, the Company acquired Erdman for $246.8 million. The transaction was financed through $20.5 million of assumed cash, a $100.0 million Term Loan (defined in Note 9 to the accompanying consolidated financial statements), $75.3 million, inclusive of escrow amount, rollover of equity held by Erdman principal shareholders and members of its management team, and $51.0 million, inclusive of escrow amount, from the Company’s $150.0 million secured Credit Facility.

          In September 2008, the Company acquired a controlling interest in Genesis Property Holding, LLC (“Genesis”), located in Pensacola, Florida for $2.2 million. Genesis is in the early stages of constructing an approximately $22.4 million, 75,985 square foot medical office building and outpatient treatment center. The project is 100% pre-leased and construction is scheduled for completion in fourth quarter 2009. The Company owns 40% of Genesis and the remaining 60% is owned by physician-tenants of the building. Erdman is the developer and the design-build company for the joint venture; however, because the joint venture is consolidated, all inter-company profit is eliminated in consolidation.

Available Information

          The Company files its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports with the Securities and Exchange Commission (the “SEC”). You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330. The SEC also maintains a Website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company’s Website is www.cogdellspencer.com. Its reports on Forms 10-K, 10-Q and 8-K, and all amendments to those reports are posted on the Company’s Website as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. The contents of the Company’s Website are not incorporated by reference herein.

Item 1A. Risk Factors
Risks Related to the Company’s Properties and Operations

The Company’s real estate investments are concentrated in medical office buildings and healthcare related facilities, making the Company more vulnerable economically than if the Company’s investments were diversified.

          As a REIT, the Company invests primarily in real estate. Within the real estate industry, the Company selectively owns, develops, redevelops, acquires and manages medical office buildings and healthcare related facilities. The Company is subject to risks inherent in concentrating investments in real estate. The risks resulting from a lack of diversification become even greater as a result of the Company’s business strategy to invest primarily in medical office buildings and healthcare related facilities. A downturn in the medical office building industry or in the commercial real estate industry generally, could significantly adversely affect the value of the Company’s properties. A downturn in the healthcare industry could negatively affect the Company’s tenants’ ability to make rent payments to the Company, which may have a material adverse effect on the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock. These adverse effects could be more pronounced than if the Company held a diverse portfolio of investments outside of real estate or outside of medical office buildings and healthcare related properties.

The Company depends on significant tenants.

          As of December 31, 2008, the Company’s five largest tenants represented $14.9 million, or 20.4%, of the annualized rent generated by the Company’s properties. The Company’s five largest tenants based on annualized rents are Carolinas HealthCare System, Palmetto Health Alliance, Bon Secours St. Francis Hospital, University Hospital (Augusta, GA), and Gaston Memorial Hospital. The Company’s tenants may experience a downturn in their businesses, which may weaken their financial condition and result in their failure to make timely rental payments or their default under their leases. In the event of any tenant default, the Company may experience delays in enforcing the Company’s rights as landlord and may incur substantial costs in protecting the Company’s investment.

The bankruptcy or insolvency of the Company’s tenants under the Company’s leases could seriously harm the Company’s operating results and financial condition.

          The Company will receive a substantial amount of the Company’s income as rent payments under leases of space in the Company’s properties. The Company has no control over the success or failure of the Company’s tenants’ businesses and, at any time, any of the Company’s tenants may experience a downturn in its business that may weaken its financial condition. As a result, the Company’s tenants may delay lease commencement or renewal, fail to make rent payments when due, or declare bankruptcy. Any leasing delays, lessee failures to make rent payments when due, or tenant bankruptcies could result in the termination of the tenant’s lease and, particularly in the case of a large tenant, may have a material adverse effect on the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders, and the trading price of the Company’s common stock.

          If tenants are unable to comply with the terms of the Company’s leases, the Company may be forced to modify lease terms in ways that are unfavorable to the Company. Alternatively, the failure of a tenant to perform under a lease or to extend a lease upon expiration of its term could require the Company to declare a default, repossess the property, find a suitable replacement tenant, operate the property, or sell the property. There is no assurance that the Company will be able to lease the property on substantially equivalent or better terms than the prior lease, or at all. The Company may not be able to find another tenant, successfully reposition the property for other uses, successfully operate the property, or sell the property on terms that are favorable to the Company.

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

The global financial crisis, and other events or circumstances beyond the control of the Company, may adversely affect the Company’s industry, business, results of operations, contractual commitments, and access to capital.

          What began initially as a “subprime” mortgage crisis has turned into an extraordinary U.S. and worldwide structural economic and financial crisis coupled with the rapid decline of the consumer economy. Recently, significant concerns over energy costs, geopolitical issues, the availability and cost of credit, the United States mortgage market and a declining real estate market in the United States have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated a steep economic decline and fears of a deep and prolonged recession. Further, severe financial and structural strains on the banking and financial systems have led to significant lack of trust and confidence in the global credit and financial system. Consumers and money managers have liquidated equity investments and consumers and banks have held cash and other lower risk investments, resulting in significant and, in some cases, catastrophic declines in the equity capitalization of companies and unusual failures of financial institutions. Additionally, financial systems throughout the world are undergoing severe structural changes with banks much less willing to lend substantial amounts to other banks and borrowers. This extraordinary level of illiquidity has caused a significant decline in available credit from financial institutions and other lenders and the unprecedented declines in the market values of United States and foreign stock exchanges has led to significantly higher cost of debt and equity capital.

          The United States and foreign governments have taken extraordinary actions in an attempt to deal with the worldwide financial crisis and the severe decline in the consumer driven economy. These extraordinary actions, including the merger of large financial institutions and significant investment in and control by government bodies, has so far resulted in limited or no relief to the credit markets, and there is no assurance that their actions will ultimately be successful. Additionally, extraordinary government controls have been attempted, including a temporary ban of “short sales” on certain publicly traded stocks and guarantees of money market funds, which have also resulted in limited relief, if any, to the credit markets. The resulting and ongoing lack of available credit, lack of lending between financial institutions and other key lending sources (such as life insurance companies and pension funds), lack of lending to borrowers and further failures and consolidation of financial institutions could materially and adversely affect the Company’s tenants, key vendors and contractors, financial condition, results of operations, ability to fund development and redevelopment activities, ability to refinance debt and other capital needs and access to capital.

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

●
periods of economic slowdown or recession, rising interest rates or declining demand for medical office buildings and healthcare related facilities, or the public perception that any of these events may occur, could result in a general decline in rental rates or an increase in tenant defaults;

●
the national economic climate in which the Company operates, which may be adversely impacted by, among other factors, a reduction in the availability of debt or equity financing, industry slowdowns, relocation of businesses and changing demographics;

●
local or regional real estate market conditions such as the oversupply of medical office buildings and healthcare related facilities or a reduction in demand for medical office buildings and healthcare related facilities in a particular area;

●	negative perceptions by prospective tenants of the safety, convenience and attractiveness of the Company’s properties and the neighborhoods in which they are located;

●	earthquakes and other natural disasters, terrorist acts, civil disturbances or acts of war which may result in uninsured or underinsured losses; and changes in the tax, real estate and zoning laws.

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

Current levels of market volatility are unprecedented.

          The capital and credit markets have been experiencing volatility and disruption for more a significant period of time. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial and/or operating strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience an adverse effect, which may be material, on the Company’s business, financial condition, and results of operations. Disruptions, uncertainty or volatility in the capital markets may also limit the Company’s access to capital from financial institutions on attractive terms, or at all, and its ability to raise capital through the issuance of equity securities could be adversely affected by causes beyond the control of the Company through ongoing extraordinary disruptions in the global economy and financial systems or other events.

The majority of the Company’s consolidated wholly-owned and joint venture properties are located in Georgia, North Carolina, and South Carolina, and changes in these markets may materially adversely affect the Company.

          The Company’s consolidated wholly-owned and joint venture properties located in Georgia, North Carolina, and South Carolina, provide approximately 11.3%, 23.9% and 28.4%, respectively, of the Company’s total annualized rent as of December 31, 2008. As a result of the geographic concentration of properties in these markets, the Company is particularly exposed to downturns in these local economies or other changes in local real estate market conditions. In the event of negative economic changes in these markets, the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock may be materially and adversely affected.

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

          A key component of the Company’s growth strategy is exploring new-asset development and redevelopment opportunities through strategic joint ventures. To the extent that the Company engages in these development and redevelopment activities, they will be subject to the following risks normally associated with these projects:

●	the Company may be unable to obtain financing for these projects on attractive terms or at all;

●	the Company may not complete development projects on schedule or within budgeted amounts;

●	the Company may encounter delays or refusals in obtaining all necessary zoning, land use, building, occupancy and other required governmental permits and authorizations;

●
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

          The Company has relied, and in the future may rely, on the investments of the Company’s joint venture partners for the funding of the Company’s development and redevelopment projects. If the Company’s reputation in the healthcare real estate industry changes or the number of investors considering the Company as an attractive strategic partner is otherwise reduced, the Company’s ability to develop or redevelop properties could be affected, which would limit the Company’s growth.

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

          The Company’s ability to expand through acquisitions is a key component of its long-term growth strategy and requires the Company to identify suitable acquisition candidates or investment opportunities that meet its criteria and are compatible with its growth strategy. The Company may not be successful in identifying suitable properties or other assets that meet the Company’s acquisition criteria or in consummating acquisitions or investments on satisfactory terms or at all. Failure to identify or consummate acquisitions or investment opportunities will slow the Company’s growth, which could in turn adversely affect the Company’s stock price.

          The Company’s ability to acquire properties on attractive terms and successfully integrate and operate them may be constrained by the following significant risks:

●	failure to finance an acquisition on attractive terms or at all;

●	competition from other real estate investors with significant capital, including other publicly-traded REITs and institutional investment funds;

●	competition from other potential acquirers may significantly increase the purchase price for an acquisition property, which could reduce the Company’s profitability;

●	unsatisfactory results of the Company’s due diligence investigations or failure to meet other customary closing conditions;

●	the Company may spend more than the time and amounts budgeted to make necessary improvements or renovations to acquired properties; and

●
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

The Company may not be able to obtain additional capital to further its business objectives.

          The Company’s ability to develop, redevelop or acquire properties depends upon its ability to obtain capital. The real estate industry is currently experiencing a debt and equity capital market that is virtually frozen. This lack of capital is expected to cause a decrease in the level of new investment activity by publicly traded real estate companies. A prolonged period in which the Company cannot effectively access the public equity or debt markets may result in heavier reliance on alternative financing sources to undertake new investments. An inability to obtain equity or debt capital on acceptable terms could delay or prevent the Company from acquiring, financing and completing desirable investments, and which could otherwise adversely affect the Company’s business. Also, the issuance of additional shares of capital stock or interests in subsidiaries to fund future operations could dilute the ownership of the Company’s then-existing stockholders. Even as liquidity returns to the market, debt and equity capital may be more expensive than in prior years.

If the Company is unable to promptly re-let its properties, if the rates upon such re-letting are significantly lower than expected or if the Company is required to undertake significant capital expenditures to attract new tenants, then the Company’s business and results of operations would be adversely affected.

          Virtually all of the Company’s leases are on a multiple year basis. As of December 31, 2008, leases representing 13.4% of the Company’s net rentable square feet will expire in 2009, 13.9% in 2010 and 9.3% in 2011. These expirations would account for 13.6%, 13.8% and 9.4% of the Company’s annualized rent, respectively. Approximately 75.6% of the square feet of the Company’s properties and 83.1% of the number of the Company’s properties are subject to certain restrictions. These restrictions include limits on the Company’s ability to re-let these properties to tenants not affiliated with the healthcare system that own the underlying property, rights of first offer on sales of the property and limits on the types of medical procedures that may be performed. In addition, lower than expected rental rates upon re-letting could impede the Company’s growth. The Company cannot assure you that it will be able to re-let space on terms that are favorable to the Company or at all. Further, the Company may be required to make significant capital expenditures to renovate or reconfigure space to attract new tenants. If it is unable to promptly re-let its properties, if the rates upon such re-letting are significantly lower than expected or if the Company is required to undertake significant capital expenditures in connection with re-letting units, the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock may be materially and adversely affected.

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

The Company faces competition for the acquisition of medical office buildings and healthcare related facilities, which may impede the Company’s ability to make future acquisitions or may increase the cost of these acquisitions.

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

          The Company depends upon its tenants to operate their businesses in a manner which generates revenue sufficient to allow them to meet their obligations to the Company, including their obligation to pay rent. Any reduction in rental revenues resulting from the inability of the Company’s medical office buildings and healthcare related facilities, their associated hospitals and the Company’s tenants to compete successfully may have a material adverse effect on the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock.

The Company may incur impairment charges on goodwill or other intangible assets.

          Because the Company has grown in part through acquisitions, goodwill and other acquired intangible assets represent a significant portion of the Company’s assets. The Company performs an annual impairment review on its goodwill and other intangible assets in the fourth quarter of every fiscal year. In addition, the Company performs an impairment review whenever events or changes in circumstances indicate that the carrying value of goodwill or other intangible assets may exceed the fair value of such assets. At some future date, the Company may determine that an impairment has occurred in the value of goodwill or other intangible assets. In such an event, the Company may be required to recognize an impairment loss which could have a material adverse affect the Company’s financial condition and results of operations.

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

Joint investments could be adversely affected by the Company’s lack of sole decision-making authority and reliance upon a co-venturer’s financial condition.

          The Company may co-invest with third parties through partnerships, joint ventures, co-tenancies or other entities, acquiring non-controlling interests in, or sharing responsibility for managing the affairs of, a property, partnership, joint venture, co-tenancy or other entity. Therefore, the Company may not be in a position to exercise sole decision-making authority regarding that property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may involve risks not present were a third party not involved, including the possibility that the Company’s partners, co-tenants or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, the Company’s partners or co-venturers might at any time have economic or other business interests or goals, which are inconsistent with the Company’s business interests or goals. These investments may also have the potential risk of impasses on decisions such as a sale, because neither the Company nor the partner, co-tenant or co-venturer would have full control over the partnership or joint venture. Consequently, actions by such partner, co-tenant or co-venturer might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, the Company may in specific circumstances be liable for the actions of third-party partners, co-tenants or co-venturers.

The Company’s mortgage agreements and ground leases contain certain provisions that may limit the Company’s ability to sell certain of the Company’s medical office buildings and healthcare related facilities.

●	In order to assign or transfer the Company’s rights and obligations under certain of the Company’s mortgage agreements, the Company generally must:

●	obtain the consent of the lender;

●	pay a fee equal to a fixed percentage of the outstanding loan balance; and

●	pay any costs incurred by the lender in connection with any such assignment or transfer.

          In addition, ground leases on certain of the Company’s properties contain restrictions on transfer such as limiting the assignment or subleasing of the facility only to practicing physicians or physicians in good standing with an affiliated hospital. These provisions of the Company’s mortgage agreements and ground leases may limit the Company’s ability to sell certain of the Company’s medical office buildings and healthcare related facilities which, in turn, could adversely impact the price realized from any such sale

26 of the Company’s consolidated wholly-owned and joint venture properties are subject to ground or air rights leases that expose the Company to the loss of such properties upon breach or termination of the ground or air rights leases

          The Company has 26 consolidated wholly-owned and joint venture properties that are subject to leasehold interests in the land or air underlying the buildings and the Company may acquire additional buildings in the future that are subject to similar ground or air leases. These 26 consolidated wholly-owned and joint venture properties represent 50.8% of the Company’s total net rentable square feet. As lessee under a ground lease, the Company is exposed to the possibility of losing the property upon termination, or an earlier breach by the Company, of the ground lease, which may have a material adverse effect on the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock.

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

Risks Related to Erdman’s Business

The continued integration of Erdman could prove difficult, disrupt the Company’s business and strain the Company’s resources.

          The Company acquired Erdman in March 2008. Since that time the Company has worked to integrate Erdman’s business with that of the Company. This integration continues to involve a number of risks, including:

●	challenges in integrating operations, technologies, services, accounting and personnel;

●	challenges in managing new product lines, including planning, architecture, engineering, construction, materials management, manufacturing, capital and development services;

●	challenges in supporting and transitioning customers of Erdman to the Company’s technology platforms and business processes;

●	diversion of financial and management resources from existing operations; and

●	inability to generate sufficient revenues to offset acquisition or investment costs.

          Over the long term, the acquisition of Erdman may turn out to be less compatible with the Company’s growth strategy than originally anticipated, especially because Erdman’s operations have not been part of the Company’s core business strategy. Although the Company performed due diligence on Erdman’s business prior to acquiring Erdman, an unavoidable level of risk remains regarding the actual condition of Erdman’s business. For example, the Company may have acquired unknown or unasserted liabilities or claims or liabilities not susceptible of discovery during the Company’s due diligence investigation that only manifest themselves at a later date.

          If the Company is unsuccessful in overcoming these risks, the Company’s business, financial condition or results of operations could be materially and adversely affected.

The current credit crisis and adverse economic conditions could cause Erdman’s clients to delay, curtail or cancel proposed or existing projects, which could result in a decrease in demand for Erdman’s services.

          The demand for Erdman’s services has been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the U.S. economy. Adverse economic conditions may decrease Erdman’s customers’ willingness or ability to make capital expenditures or otherwise reduce their spending to purchase Erdman’s services, which could result in reduced revenues or margins for Erdman’s business. Many of Erdman’s customers finance their projects through cash flow from operations, the incurrence of debt or the issuance of equity. Recently, there has been a significant decline in the credit markets and reductions in the availability of credit. Furthermore, Erdman’s customers may be affected by economic downturns that decrease the need for their services or the profitability of their services, which could result in a decrease of their cash flow from operations. A reduction in Erdman’s customers’ cash flow from operations and the lack of availability of debt or equity financing could cause Erdman’s customers to delay, curtail or cancel proposed or existing projects, which could result in a decrease in demand for Erdman’s services.

Erdman’s results of operations depend upon the award of new contracts and the nature and timing of those awards.

          Erdman’s revenues are derived primarily from contracts awarded on a project-by-project basis. Generally, it is very difficult to predict whether and when Erdman will be awarded a new contract since many potential contracts involve a lengthy and complex bidding and selection process that may be affected by a number of factors, including changes in existing or assumed market conditions, financing arrangements, governmental approvals and environmental matters. Because Erdman’s revenues are derived primarily from these contracts, its results of operations and cash flows can fluctuate materially from period to period depending on the timing of contract awards.

          In addition, adverse economic conditions could alter the overall mix of services that Erdman’s customers seek to purchase, and increased competition during a period of economic decline could result in Erdman accepting contract terms that are less favorable to Erdman than it might otherwise be able to negotiate. Changes in Erdman’s mix of services or a less favorable contracting environment may cause Erdman’s and the Company’s revenues and margins to decline.

If Erdman experiences delays and/or defaults in customer payments, Erdman could be unable to recover all expenditures.

          Because of the nature of Erdman’s contracts, Erdman may at times commit its financial resources to projects prior to receiving payments from the customer in amounts sufficient to cover expenditures on the projects as they are incurred. Delays in customer payments may require Erdman to make a working capital investment. If a customer defaults in making payments on a project in which Erdman has devoted significant financial resources, it could have a material adverse effect on Erdman’s business. This risk can be exacerbated as a result of a downturn in economic conditions, including recent developments in the economy and capital markets.

Erdman may experience reduced profits or, in some cases, losses under its guaranteed maximum price contracts if costs increase above its estimates.

          Most of Erdman’s contracts are currently negotiated guaranteed maximum price or fixed price contracts, giving Erdman’s clients a clear understanding of the project’s costs but also locking in Erdman so that Erdman bears a significant portion or all of the risk for cost overruns. Under these guaranteed maximum price or fixed price contracts, contract prices payable by customers are established in part on cost and scheduling estimates which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of labor, equipment and materials, and other exigencies. If these estimates prove inaccurate, or the Company encounters other unanticipated difficulties with respect to projects under guaranteed maximum price or fixed price contracts (such as errors, omissions or other deficiencies in the components of projects designed by or on behalf of Erdman, problems with new technologies, difficulties in obtaining permits or approvals, adverse weather, unknown or unforeseen conditions, labor actions or disputes, changes in legal requirements, unanticipated decisions, interpretations or actions by governmental authorities having jurisdiction over the Company’s projects, fire or other casualties, terrorist or similar acts, unanticipated difficulty or delay in obtaining materials or equipment, unanticipated increase in the cost of materials or equipment, failures or defaults of suppliers or subcontractors to perform, or other causes within or beyond the control of Erdman which delay the performance or completion of a project or increase Erdman’s cost of performing the services and work to complete the project), cost overruns may occur, and Erdman could experience reduced profits or, in some cases, a loss for that project. The existence or impact of these and other items may not be or become known until the end of a project.

The nature of Erdman’s engineering, architecture, construction and other businesses exposes it to potential liabilities and disputes which may reduce its profits.

          Erdman engages in engineering, architecture, construction and other services where design, construction or systems failures can result in substantial injury or damage to customers and/or third parties. In addition, the nature of Erdman’s business results in customers, subcontractors, vendors, suppliers and governmental authorities occasionally asserting claims against Erdman for damages or losses for which they believe Erdman is liable, including damages and/or losses (including consequential damages or losses) arising from allegations of: (1) defective, nonconforming, legally noncompliant or otherwise deficient design, materials, equipment or workmanship; (2) late performance, completion or delivery of all or any portion of a project; (3) bodily injury, sickness, disease or death; (4) injury to or destruction of property; (5) failure to design or perform work in accordance with applicable laws, statutes, ordinances, and regulations of any governmental authority; (6) violations of the Federal “Occupational Safety and Health Act”, or any other laws, ordinances, rules regulations or orders of any Federal, State or local public authority having jurisdiction for the safety of persons or property, including but not limited to any Fire Department and Board of Health; (7) violations or infringements of any trademark, copyright or patent, or any unfair competition, or infringement of any other tangible or intangible personal or property rights; and (8) failure to pay parties providing services, labor, materials, equipment, supplies and similar items to projects.

          Many of Erdman’s contracts with customers do not limit Erdman’s liability for damages or losses. These claims often arise in the normal course of Erdman’s business, and may be asserted with respect to projects completed and/or past occurrences. When it is determined that Erdman has liability, such liability may not be covered by insurance or, if covered, the dollar amount of the liability may exceed Erdman’s policy limits. Any liability not covered by insurance, in excess of insurance limits or, if covered by insurance but subject to a high deductible, could result in significant loss, which could reduce profits and cash available for operations. Furthermore, claims asserting liability for these and other matters, whether for projects previously completed or projects to be completed in the future, may not be asserted or otherwise become known until a later date. Performance problems and/or liability claims for existing or future projects could adversely impact Erdman’s reputation within its industry and among its client base, making it more difficult to obtain future projects.

Environmental compliance costs and liabilities associated with Erdman’s business may affect Erdman’s results of operations .

          Erdman’s operations are subject to environmental laws and regulations, including those concerning:

●	generation, storage, handling, treatment and disposal of hazardous material and wastes;

●	emissions into the air;

●	discharges into waterways; and

●	health and safety.

          Erdman’s projects often involve highly regulated materials, including hazardous wastes. Environmental laws and regulations generally impose limitations and standards for regulated materials and require Erdman to obtain permits and comply with various other requirements. The improper characterization, handling, or disposal of regulated materials or any other failure by us to comply with federal, state and local environmental laws and regulations or associated environmental permits could subject Erdman to the assessment of administrative, civil and criminal penalties, the imposition of investigatory or remedial obligations, or the issuance of injunctions that could restrict or prevent Erdman’s ability to operate its business and complete contracted projects.

          In addition, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), and comparable state laws, Erdman may be required to investigate and remediate regulated materials. CERCLA and the comparable state laws typically impose liability without regard to whether a company knew of or caused the release, and liability for the entire cost of clean-up can be imposed upon any responsible party.

          The environmental, workplace, employment and health and safety laws and regulations, among others, to which Erdman is subject are complex, change frequently and could become more stringent in the future. It is impossible to predict the effect that any future changes to these laws and regulations could have on Erdman. Any failure to comply with these laws and regulations could materially adversely affect Erdman’s business, financial condition and results of operations.

Risks Related to the Healthcare Industry

Adverse trends in healthcare provider operations may negatively affect the Company’s lease revenues and the Company’s ability to make distributions to the Company’s stockholders.

          The healthcare industry is currently experiencing:

●	changes in the demand for and methods of delivering healthcare services;

●	changes in third party reimbursement policies;

●	substantial competition for patients among healthcare providers;

●	continued pressure by private and governmental payors to reduce payments to providers of services; and

●	increased scrutiny of billing, referral and other practices by U.S. federal and state authorities.

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

●
the Federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of Medicare and Medicaid patients;

●
the Stark II Law, which, subject to specific exceptions, restricts physicians who have financial relationships with healthcare providers from making referrals for specifically designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician, or an immediate family member, has a financial relationship;

●	the False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government, including under the Medicare and Medicaid programs; and

●	the Civil Monetary Penalties Law, which authorizes the Department of Health and Human Services to impose monetary penalties for certain fraudulent acts.

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

Any investments in unimproved real property may take significantly longer to yield income-producing returns, if at all, and may result in additional costs to the Company to comply with re-zoning restrictions or environmental regulations

          The Company may invest in unimproved real property. Unimproved properties generally take longer to yield income-producing returns based on the typical time required for development. Any development of unimproved real property may also expose the Company to the risks and uncertainties associated with re-zoning the land for a higher use or development and environmental concerns of governmental entities and/or community groups. Any unsuccessful investments or delays in realizing an income-producing return or increased costs to develop unimproved real property could restrict the Company’s ability to earn its targeted rate of return on an investment or adversely affect the Company’s ability to pay operating expenses, which may have a material adverse effect on the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock.

Risks Related to Debt Financings

Required payments of principal and interest on borrowings may leave the Company with insufficient cash to operate the Company’s properties or to pay the distributions currently contemplated or necessary to qualify as a REIT and may expose the Company to the risk of default under the Company’s debt obligations.

          At December 31, 2008, the Company has approximately $465.0 million of outstanding indebtedness, $365.0 million of which is secured. Approximately $50.6 million and $31.7 million of the Company’s outstanding indebtedness will mature in 2009 and 2010, respectively. The Company expects to incur additional debt in connection with future development and redevelopment projects and acquisitions. The Company may borrow under its Credit Facility, or borrow new funds to complete these projects and acquisitions. Additionally, the Company does not anticipate that the Company’s internally generated cash flow will be adequate to repay the Company’s existing indebtedness upon maturity and, therefore, the Company expects to repay the Company’s indebtedness through refinancings and future offerings of equity and/or debt.

          If the Company is required to utilize the Company’s Credit Facility for purposes other than development, redevelopment and acquisition activities, this will reduce the amount available for development and redevelopment projects and acquisitions and could slow the Company’s growth. Therefore, the Company’s level of debt and the limitations imposed on the Company by the Company’s debt agreements could have adverse consequences, including the following:

●	the Company’s cash flow may be insufficient to meet the Company’s required principal and interest payments;

●	the Company may be unable to borrow additional funds as needed or on favorable terms, including to make acquisitions;

●	the Company may be unable to refinance the Company’s indebtedness at maturity or the refinancing terms may be less favorable than the terms of the Company’s original indebtedness;

●	because a portion of the Company’s debt bears interest at variable rates, an increase in interest rates could materially increase the Company’s interest expense;

●	the Company may be forced to dispose of one or more of the Company’s properties, possibly on disadvantageous terms;

●	after debt service, the amount available for distributions to the Company’s stockholders is reduced;

●	the Company’s debt level could place the Company at a competitive disadvantage compared to the Company’s competitors with less debt;

●	the Company may experience increased vulnerability to economic and industry downturns, reducing the Company’s ability to respond to changing business and economic conditions;

●	the Company may default on the Company’s obligations and the lenders or mortgagees may foreclose on the Company’s properties that secure their loans and receive an assignment of rents and leases;

●	the Company may violate financial covenants which would cause a default on the Company’s obligations;

●
the Company may inadvertently violate non-financial restrictive covenants in the Company’s loan documents, such as covenants that require the Company to maintain the existence of entities, maintain insurance policies and provide financial statements, which would entitle the lenders to accelerate the Company’s debt obligations; and

●
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

As a result of recent market events, including the contraction among and failure of certain lenders, it may be more difficult for the Company to secure financing.

          The Company’s results of operations may be materially affected by conditions in the financial markets and the economy generally. Recently, concerns over inflation, energy costs, geopolitical issues, unemployment, the availability and cost of credit, the mortgage market and a declining real estate market have contributed to increased volatility and diminished expectations for the economy and markets.

          Dramatic declines in the housing market, with decreasing home prices and increasing foreclosures and unemployment, have resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. The Company relies on the availability of financing to execute its business strategy. Institutions from which the Company may seek to obtain financing may have owned or financed residential mortgage loans, real estate-related securities and real estate loans which have declined in value and caused losses as a result of the recent downturn in the markets. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. If these conditions persist, these institutions may become insolvent. As a result of recent market events, it may be more difficult for the Company to secure financing as there are fewer institutional lenders and those remaining lenders have tightened their lending standards.

          As a result of these events, it may be more difficult for the Company to obtain financing on attractive terms, or at all, and the Company’s financial position and results of operations could be adversely affected.

The Company’s ability to pay distributions is dependent on a number of factors and is not assured, and the Company’s distributions to stockholders may decline at any time.

          The Company’s ability to make distributions depends upon a variety of factors, including efficient management of the Company’s properties and the successful implementation by the Company of a variety of the Company’s growth initiatives, and may be adversely affected by the risks described elsewhere in this Annual Report on Form 10-K. All distributions will be made at the discretion of the Board of Directors and depend on the Company earnings, the Company’s financial condition, the REIT distribution requirements and other factors that the Board of Directors may consider from time to time. The Company cannot assure you that the level of the Company’s distributions will increase over time or that the Company will be able to maintain the Company’s future distributions at levels that equal or exceed the Company’s historical distributions. The Company may be required to fund future distributions either from borrowings under the Company’s Credit Facility, with the proceeds from equity offerings, which could be dilutive, or from property sales, which could be at a loss, or reduce such distributions. A reduction in distributions to stockholders may negatively impact the Company’s stock price.

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

          As of December 31, 2008, the Company has approximately $465.0 million of outstanding indebtedness, of which approximately $124.2 million, or 26.7%, is subject to variable interest rates (excluding debt subject to variable to fixed interest rate swap agreements). This variable rate debt had a weighted average interest rate of approximately 1.9% per year as of December 31, 2008. Increases in interest rates on this variable rate debt would increase the Company’s interest expense, which could adversely affect the Company’s cash flow and the Company’s ability to pay distributions. For example, if market rates of interest on this variable rate debt increased by 100 basis points, the increase in interest expense would decrease future earnings and cash flows by approximately $1.2 million annually.

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

The Company’s Credit Facility and Term Loan contains financial covenants that could limit the Company’s operations and the Company’s ability to make distributions to the Company’s stockholders.

          The Company’s Credit Facility and Term Loan (defined in Note 9 to the accompanying consolidated financial statements) contains financial and operating covenants, including tangible net worth requirements, fixed charge coverage and debt ratios and other limitations on the Company’s ability to make distributions or other payments to the Company’s stockholders (other than those required by the Code), sell all or substantially all of the Company’s assets and engage in mergers, consolidations and certain acquisitions.

          The Credit Facility contains customary terms and conditions for credit facilities of this type, including, but not limited to: (1) affirmative covenants relating to the Company’s corporate structure and ownership, maintenance of insurance, compliance with environmental laws and preparation of environmental reports, maintenance of the Company’s REIT qualification and listing on the New York Stock Exchange, (2) negative covenants relating to restrictions on liens, indebtedness, certain investments (including loans and certain advances), mergers and other fundamental changes, sales and other dispositions of property or assets and transactions with affiliates. The Term Loan contains customary covenants including, but not limited to, (1) affirmative covenants relating to the Company’s corporate structure and ownership, maintenance of insurance, compliance with environmental laws and preparation of environmental reports, maintenance of the Company’s REIT qualification and listing on the New York Stock Exchange, (2) negative covenants relating to restrictions on liens, indebtedness, certain investments (including loans and certain advances), mergers and other fundamental changes, sales and other dispositions of property or assets and transactions with affiliates. Both the Credit Facility and the Term Loan have financial covenants to be met by the Company at all times including a maximum total leverage ratio (70%), maximum real estate leverage ratio (70%), minimum fixed charge coverage ratio (1.50 to 1.00), maximum total debt to real estate value ratio (90%) and minimum consolidated tangible net worth ($45 million plus 85% of the net proceeds of equity issuances issued after the closing date). In addition, there are financial covenants relating only to Erdman, including a covenant relating to maximum consolidated senior indebtedness to adjusted consolidated EBITDA (4.25 to 1.00 as of December 31, 2008, decreasing to 3.75 to 1.00 on July 1, 2009).  As of December 31, 2008, consolidated senior indebtedness to adjusted consolidated EBITDA was 3.71, and Erdman may be required to repay a portion of the principal balance during 2009 if adjusted consolidated EBITDA is insufficient to meet the lowered ratio of maximum consolidated senior indebtedness to adjusted consolidated EBITDA that occurs in 2009. Failure to meet the Company’s financial covenants could result from, among other things, changes in the Company’s results of operations, the incurrence of debt or changes in general economic conditions. Advances under the Company’s Credit Facility may be subject to borrowing base requirements on the Company’s secured medical office buildings or healthcare related facilities. These covenants may restrict the Company’s ability to engage in transactions that the Company believes would otherwise be in the best interests of the Company’s stockholders. Failure to comply with any of the covenants in the Company’s Credit Facility or Term Loan could result in a default under one or more of the Company’s debt instruments. This could cause one or more of the Company’s lenders to accelerate the timing of payments and may have a material adverse effect on the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock.

If lenders under the Company’s Credit Facility fail to meet their funding commitments, the Company’s financial position would be negatively impacted.

          Access to external capital on favorable terms is critical to the Company’s success in growing and maintaining its portfolio. If financial institutions within the Company’s Credit Facility were unwilling or unable to meet their respective funding commitments to the Company, any such failure would have a negative impact on the Company’s operations, financial condition and ability to meet its obligations, including the payment of dividends to stockholders.

Risks Related to the Company’s Organization and Structure

Mr. Cogdell, the Company’s Chairman, owned 8.5% of the Company’s outstanding common stock and OP units on a fully-diluted basis as of December 31, 2008 and therefore has the ability to exercise influence over the Company and any matter presented to the Company’s stockholders.

          Mr. Cogdell, the Company’s Chairman, owned approximately 8.5% of the Company’s outstanding common stock and OP units on a fully-diluted basis as of December 31, 2008. Consequently, Mr. Cogdell may be able to influence the outcome of matters submitted for stockholder action, including the election of the Board of Directors and approval of significant corporate transactions, including business combinations, consolidations and mergers and the determination of the Company’s day-to-day corporate and management policies. Therefore, Mr. Cogdell has influence over the Company and could exercise his influence in a manner that is not in the best interests of the Company’s other stockholders.

The Company’s business could be harmed if key personnel terminate their employment with the Company.

          The Company’s success depends, to a significant extent, on the continued services of Mr. Cogdell, the Company’s Chairman, Mr. Spencer, the Company’s Chief Executive Officer, President and a member of the Board of Directors, and the other members of the Company’s senior management team. The Company’s senior management team has an average of 23 years of experience in the healthcare real estate industry. In addition, the Company’s ability to continue to acquire and develop properties depends on the significant relationships the Company’s senior management team has developed. There is no guarantee that any of them will remain employed by the Company. The Company does not maintain key person life insurance on any of the Company’s officers. The loss of services of one or more members of the Company’s senior management team could harm the Company’s business and the Company’s prospects.

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

          Protected assets represent approximately 75.6% of the Company’s total net rentable square feet. If the Company were to sell all of these protected assets and the Company undertook such sale without obtaining the requisite consent of the contributing holders, then the Company would be required to make material payments to these holders. The prospect of making payments under the tax protection agreements could impede the Company’s ability to respond to changing economic, financial and investment conditions. For example, it may not be economical for the Company to raise cash quickly through a sale of one or more of the Company’s protected assets or dispose of a poorly performing protected asset until the expiration of the eight-year protection period.

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

          Mr. Cogdell, the Company’s Chairman, Mr. Spencer, the Company’s Chief Executive Officer, President and a member of the Board of Directors, Charles M. Handy, the Company’s Chief Financial Officer, Senior Vice President and Secretary, and other members of the Company’s management team, have direct or indirect ownership interests in certain properties contributed to the Operating Partnership in the Formation Transactions. The Company, under the agreements relating to the contribution of such interests, is entitled to indemnification and damages in the event of breaches of representations or warranties made by the contributors. The Company may choose not to enforce, or to enforce less vigorously, the Company’s rights under these agreements because of the Company’s desire to maintain the Company’s ongoing relationships with the individual party to these agreements. In connection with the acquisition of Erdman, the Company entered into various agreements with Erdman, including the merger agreement, pursuant to which the Company is entitled to indemnification and damages in the event of breaches of representations and warranties made by Erdman. Because two members of the Company’s Board of Directors, Mr. Lubar and Mr. Ransom, and certain other key employees and personnel were also former owners, officers and directors of Erdman, the Company may choose not to enforce, or to enforce less vigorously, the Company’s rights under these agreements. In addition, the Company is party to employment agreements with Messrs. Cogdell, Spencer, Handy and Ransom, which provide for additional severance following termination of employment if the Company elects to subject the executive officer to certain non-competition, confidentiality and non-solicitation provisions. Although their employment agreements require that they devote substantially all of their full business time and attention to the Company, if the executive officer forgoes the additional severance, he will not be subject to such non-competition provisions, which would allow him to compete with the Company. None of these agreements were negotiated on an arm’s-length basis.

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

●
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

●
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

If the Company were to make a taxable distribution of shares of its stock, stockholders may be required to sell such shares or sell other assets owned by them in order to pay any tax imposed on such distribution.

          As a REIT, the Company is required to distribute at least 90% of its taxable income to its stockholders. The Company may distribute taxable dividends that are payable in shares of its stock. Under IRS Revenue Procedure 2009-15, up to 90% of any such taxable dividend for 2009 could be payable in its shares. If the Company were to make such a taxable distribution of shares of its stock, stockholders would be required to include the full amount of such distribution into income. As a result, a stockholder may be required to pay tax with respect to such dividends in excess of cash received. Accordingly, stockholders receiving a distribution of the Company’s shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a stockholder sells the shares it receives as a dividend in order to pay such tax, the sale proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of shares of its stock at the time of sale. Moreover, in the case of a taxable distribution of shares of the Company’s stock with respect to which any withholding tax is imposed on a stockholder, the Company may have to withhold or dispose of part of the shares in such distribution and use such withheld shares or the proceeds of such disposition to satisfy the withholding tax imposed.

Risks Related to Qualification and Operation as a REIT

The Company’s failure to qualify or remain qualified as a REIT would have significant adverse consequences to the Company and the value of the Company’s common stock.

          The Company intends to operate in a manner that will allow the Company to qualify as a REIT for U.S. federal income tax purposes under the Code. The Company has not requested and does not plan to request a ruling from the IRS that the Company qualifies as a REIT, and the statements in the Company’s prospectus and other filings are not binding on the IRS or any court. If the Company fails to qualify or loses the Company’s qualification as a REIT, the Company will face serious tax consequences that would substantially reduce the funds available for distribution to the Company’s stockholders for each of the years involved because:

●
the Company would not be allowed a deduction for distributions to stockholders in computing the Company’s taxable income and the Company would be subject to U.S. federal income tax at regular corporate rates;

●	the Company also could be subject to the U.S. federal alternative minimum tax and possibly increased state and local taxes; and

●
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

          As a result of these factors, the Company’s loss of its qualification as a REIT also could impair the Company’s ability to expand the Company’s business and raise capital, and would adversely affect the value of the Company’s common stock.

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

          The maximum tax rate for dividends payable by domestic corporations to individual U.S. stockholders is 15% (through 2010). Dividends payable by REITs, however, are generally not eligible for the reduced rates. The more favorable rates applicable to regular corporate dividends could cause stockholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including the Company’s common stock.

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

The Company will pay some taxes.

          Even if the Company qualifies as a REIT for U.S. federal income tax purposes, the Company will be required to pay some U.S. federal, state and local taxes on the Company’s income and property. In addition, the Company’s taxable REIT subsidiaries, Erdman, CSA LLC, and Consera are fully taxable corporations that will be subject to taxes on their income and such TRSs may be limited in their ability to deduct interest payments made to the Company or the Operating Partnership. The Company also will be subject to a 100% penalty tax on certain amounts if the economic arrangements among the Company’s tenants, the Company’s TRSs and the Company are not comparable to similar arrangements among unrelated parties or if the Company receives payments for inventory or property held for sale to customers in the ordinary course of business. To the extent that the Company or the Company’s TRSs are required to pay U.S. federal, state or local taxes, the Company will have less cash available for distribution to the Company’s stockholders.

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

          With respect to the Company’s taxable year ended December 31, 2008 and prior taxable years, no more than 20% of the value of its assets may consist of securities of one or more TRSs. Commencing with the Company’s taxable year ending December 31, 2009, the foregoing restriction on its ability to own securities of TRSs has increased to 25%. The Company has jointly elected with Erdman, to treat such entities as TRSs. The Company has also jointly elected with each of CSA, LLC and Consera Healthcare Real Estate, LLC to treat such entities as TRSs. Accordingly, the Company’s ability to grow and expand the business of Erdman and its other TRSs, absent a corresponding increase in the value of its real estate assets, will be limited by its need to continue to meet the applicable TRS limitation which could adversely affect returns to its shareholders.

If the aggregate value of the securities the Company owns in its TRSs were determined to be in excess of 25% (20% with respect to our taxable year ended December 31, 2008) of the value of its total assets, the Company could fail to qualify as a REIT or be subject to a penalty tax and forced to dispose of TRS securities.

For the Company to continue to qualify as a REIT, the aggregate value of all securities that the Company holds in its TRSs may not exceed 25% (20% with respect to its taxable year ended December 31, 2008) of the value of its total assets. The value of its securities in TRSs and its real estate assets is based on determinations of fair market value which are not subject to precise determination. The Company will not lose its qualification as a REIT if the Company were to fail the TRS limitation at the end of a quarter because of a discrepancy between the value of its TRSs and its other investments unless such discrepancy exists after the acquisition of TRS securities and is wholly or partially the result of such acquisition (including as a result of an increased investment in existing TRSs, either directly, by way of a limited partner of its operating partnership exercising an exchange right, or by the Company raising additional capital and contributing such capital to its operating partnership). If the Company were to fail to satisfy the TRS limitation at the end of a particular quarter and it was considered to have acquired TRS securities during such quarter, it would fail to qualify as a REIT unless it cured such failure by disposing of TRS securities or otherwise came into compliance with the TRS limitation within 30 days after the close of such quarter. Based on such rules and the Company’s determination of the fair market value of its assets and the securities of its TRS, the Company believes that the Company has satisfied and will continue to satisfy the TRS limitation. Notwithstanding the foregoing, as the fair market value of the Company’s TRS securities and real estate assets cannot be determined with absolute certainty, and the Company does not control when a limited partner of its operating partnership will exercise its redemption right, no assurance can be given that the Internal Revenue Service (“IRS”) will not successfully challenge the valuations of the Company’s assets or that the Company met and will continue to meet the TRS limitation. In addition, if the value of the Company’s real estate assets were to decrease, the Company’s ability to own TRS securities or other assets not qualifying as real estate assets will be limited and the Company could be forced to dispose of its TRS securities or such other assets in order to comply with REIT requirements.

If the Internal Revenue Service were to successfully challenge its valuation of certain of its subsidiaries, the Company may fail to qualify as a REIT.

          While the Company believes the Company has properly valued the securities the Company holds in Erdman and all of its taxable REIT subsidiaries, there is no guarantee that the Internal Revenue Service would agree with such valuation or that a court would agree with such determination by the Internal Revenue Service. In the event the Company has improperly valued the securities the Company holds in Erdman, the Company may fail to satisfy the 25% (20% with respect to its taxable year ended December 31, 2008 and prior taxable years) asset test which may result in its failure to qualify as a REIT.

Item 1B. Unresolved Staff Comments

          None.

Item 2. Properties

          As of December 31, 2008, the Company owned and/or managed 116 MOBs and healthcare related facilities, 62 of which are consolidated wholly-owned and joint ventures, three of which are jointly owned with unaffiliated third parties and managed through a TRS, and 51 of which are managed for third parties through a TRS. MOBs typically contain suites for physicians and physician practice groups and also may include facilities that provide hospitals with ancillary and outpatient services, such as ambulatory surgery centers, imaging and diagnostic centers (offering diagnostic services not typically provided in physician offices or clinics), rehabilitation centers, kidney dialysis centers and cancer treatment centers. The Company’s portfolio of owned and managed properties contains an aggregate of approximately 5.8 million net rentable square feet of as of December 31, 2008. As of December 31, 2008, the Company’s 61 in-service, consolidated wholly-owned and joint venture properties were approximately 92.4% occupied with a weighted average remaining lease term of approximately 4.5 years, accounting for 95.7%, 94.7%, and 96.2% of total rental revenue and property management and other income for the years ended December 31, 2008, 2007, and 2006, respectively.

          At December 31, 2008, 80.9% of the Company’s consolidated wholly-owned and joint venture properties are located on hospital campuses, 11.8% are located off-campus but in which a hospital is the sole or anchor tenant, and 7.3% are off campus.

          At December 31, 2008, no tenant occupied 10% or more of the net rentable square feet at the Company’s properties.

          The following table contains additional information about the Company’s consolidated wholly-owned and joint venture properties as of December 31, 2008:

Property	Location	Net Rentable Square Feet	Occupancy Rate	Annualized Rent	Annualized Rent Per Leased Square Foot
California
Verdugo Professional Building I	Glendale	63,887	92.6%	$1,812,088	$30.64
Verdugo Professional Building II	Glendale	42,906	88.6%	1,213,656	31.92
		106,793	91.0%	3,025,744	31.14
Georgia
Augusta POB I	Augusta	99,494	92.7%	1,265,312	13.71
Augusta POB II	Augusta	125,634	95.1%	2,582,154	21.60
Augusta POB III	Augusta	47,034	100.0%	926,246	19.69
Augusta POB IV	Augusta	55,134	88.9%	877,504	17.90
Summit Professional Plaza I	Brunswick	33,039	93.5%	808,505	26.18
Summit Professional Plaza II	Brunswick	64,233	96.7%	1,792,144	28.84
		424,568	94.4%	8,251,865	20.58
Indiana
Methodist Professional Center I (3)	Indianapolis	150,035	99.0%	3,455,621	23.26
Methodist Professional Center II (sub-lease)	Indianapolis	24,080	100.0%	616,647	25.61
		174,115	99.2%	4,072,268	23.58
Kentucky
Our Lady of Bellefonte	Ashland	46,907	95.9%	1,153,258	25.63
Adjacent parking deck				875,205
		46,907	95.9%	2,028,463	25.63	(2)
Louisiana
East Jefferson Medical Office Building	Metairie	119,921	100.0%	2,551,870	21.28
East Jefferson Medical Plaza	Metairie	123,184	100.0%	2,787,654	22.63
East Jefferson Medical Specialty Building	Metairie	10,809	100.0%	968,693	89.62
		253,914	100.0%	6,308,217	24.84
New York
Central New York Medical Center (4)	Syracuse	111,634	96.7%	2,960,608	27.42

North Carolina
Barclay Downs	Charlotte	38,395	100.0%	843,386	21.97
Birkdale Medical Village	Huntersville	64,669	100.0%	1,405,737	21.74
Birkdale Retail	Huntersville	8,269	100.0%	214,442	25.93
Cabarrus POB	Concord	84,972	95.0%	1,808,948	22.41
Copperfield Medical Mall	Concord	26,000	100.0%	589,518	22.67
Copperfield MOB	Concord	61,789	87.9%	1,250,799	23.04
East Rocky Mount Kidney Center	Rocky Mount	8,043	100.0%	165,956	20.63
Gaston Professional Center	Gastonia	114,956	100.0%	2,725,698	23.71
Adjacent parking deck				606,141
Harrisburg Family Physicians Building	Harrisburg	8,202	100.0%	215,591	26.29
Harrisburg Medical Mall	Harrisburg	18,360	100.0%	471,708	25.69
Lincoln/Lakemont Family Practice Center	Lincolnton	16,500	100.0%	382,674	23.19
Mallard Crossing Medical Park	Charlotte	52,540	62.9%	825,306	24.97
Midland Medical Mall	Midland	14,610	100.0%	415,726	28.45
Mulberry Medical Park	Lenoir	24,992	85.4%	433,002	20.30
Northcross Family Medical Practice Building	Charlotte	8,018	100.0%	225,390	28.11
Randolph Medical Park	Charlotte	84,131	67.6%	1,213,739	21.34
Rocky Mount Kidney Center	Rocky Mount	10,105	100.0%	204,728	20.26
Rocky Mount Medical Office Building (1)	Rocky Mount	35,393	95.7%	871,907	25.75
Rocky Mount Medical Park	Rocky Mount	96,993	100.0%	1,956,518	20.17
Rowan Outpatient Surgery Center	Salisbury	19,464	100.0%	424,549	21.81
Weddington Internal & Pediatric Medicine	Concord	7,750	100.0%	189,977	24.51
		804,151	92.1%	17,441,440	22.74	(2)
Pennsylvania
Lancaster Rehabilitation Hospital	Lancaster	52,878	100.0%	1,320,404	24.97
Lancaster General Health Campus MOB (1)	Lancaster	64,214	93.1%	1,644,663	27.50
		117,092	96.2%	2,965,067	26.31

South Carolina
190 Andrews	Greenville	25,902	100.0%	598,580	23.11
Baptist Northwest	Columbia	38,703	41.3%	336,517	21.04
Beaufort Medical Plaza	Beaufort	59,340	100.0%	1,235,351	20.82
Carolina Forest	Myrtle Beach	38,902	43.5%	470,377	27.82
Mary Black Westside MOB	Spartanburg	37,455	100.0%	783,520	20.92
Medical Arts Center of Orangeburg	Orangeburg	49,324	92.9%	862,554	18.82
Mt. Pleasant MOB	Mt. Pleasant	38,735	77.4%	758,909	25.32
One Medical Park - HMOB	Columbia	69,840	80.3%	1,301,733	23.21
Parkridge MOB	Columbia	89,451	95.5%	2,024,819	23.69
Providence MOB I	Columbia	48,500	94.7%	980,985	21.37
Providence MOB II	Columbia	23,280	100.0%	469,446	20.17
Providence MOB III	Columbia	54,417	73.4%	870,217	21.77
River Hills Medical Plaza	Little River	27,566	100.0%	878,682	31.88
Roper MOB	Charleston	122,785	100.0%	2,502,921	20.38
St. Francis Community Medical Office Building	Greenville	45,140	100.0%	1,239,997	27.47
St. Francis Medical Office Building	Greenville	49,767	100.0%	1,058,037	21.26
St. Francis Medical Plaza	Greenville	62,724	63.5%	781,534	19.62
St. Francis Women’s Center	Greenville	57,590	73.4%	868,506	20.56
Three Medical Park	Columbia	88,755	93.8%	1,903,798	22.86
West Medical I	Charleston	28,734	100.0%	777,309	27.05
		1,056,910	87.2%	20,703,792	22.47
Tennessee
Healthpark Medical Office Building	Chattanooga	52,151	100.0%	1,906,526	36.56
Peerless Medical Center	Cleveland	40,506	100.0%	1,183,991	29.23
		92,657	100.0%	3,090,517	33.35
Virginia
Hanover Medical Office Building I	Mechanicsville	56,610	96.6%	1,491,672	27.27
St. Mary’s Medical Office Building North	Richmond	30,617	90.1%	689,445	25.00
		87,227	94.3%	2,181,117	26.51

Total		3,275,968	92.4%	73,029,098	$23.64	(2)

(1)	Consolidated real estate partnership.
(2)	Excludes annualized rent of adjacent parking decks to Our Lady of Bellefonte and Gaston Professional Center from calculation.
(3)	Parking revenue from an adjacent parking deck is approximately $96,000 per month, or $1,152,000 annualized.
(4)	Parking revenue from an adjacent parking deck is approximately $100,000 per month, or $1,200,000 annualized.

          Future lease expirations by tenants by year under non-cancelable operating leases as of December 31, 2008, were as follows (dollars in thousands, except per leased square foot amounts):

	Number of Leases Expiring	Net Rentable Square Feet	Percentage of Net Rentable Square Feet	Annualized Rent	Percentage of Property Annualized Rent	Annualized Rent Per Leased Square Foot
Available	—	248,864	7.6%	$—	—	$—
2009	143	437,722	13.4%	9,912	13.6%	22.64
2010	113	455,382	13.9%	10,101	13.8%	22.18
2011	81	303,982	9.3%	6,841	9.4%	22.51
2012	125	593,286	18.1%	15,586	21.3%	23.77	(1)
2013	70	321,540	9.8%	6,895	9.4%	21.44
2014	46	258,453	7.9%	6,210	8.5%	24.03
2015	24	78,875	2.4%	1,965	2.7%	24.91
2016	11	53,007	1.6%	1,192	1.6%	22.49
2017	32	227,859	7.0%	6,366	8.7%	27.94
2018	10	43,181	1.3%	1,059	1.5%	24.52
Thereafter	16	253,817	7.7%	6,902	9.5%	27.19
Total	671	3,275,968	100.0%	$73,029	100.0%	$23.64	(1)

(1)	Excludes annualized rent of adjacent parking decks to Our Lady of Bellefonte and Gaston Professional Center from calculation.

Joint Venture Properties

          As of December 31, 2008, the Company has an investment in an unconsolidated real estate partnership that owns three buildings. The following table provides additional information about the Company’s unconsolidated joint venture properties as of December 31, 2008:

Property	City, State	Year Built	Net Rentable Square Feet	Occupancy Rate	Annualized Rent	Annualized Rent Per Leased Square Foot	Ownership Percentage	Debt Balance	Associated Healthcare System

McLeod MOB East (2)	Florence, SC	1993	127,458	93.2%	$1,971,897	$16.60	1.1%	$(1)	McLeod Regional
									Medical Center
McLeod Pee Dee	Florence, SC	1982	33,756	100.0	549,420	16.28	1.1	(1)	McLeod Regional
Medical Park (2)									Medical Center
McLeod MOB West (2)	Florence, SC	1986	52,574	97.9	737,365	14.33	1.1	(1)	McLeod Regional
									Medical Center
Total			213,788		$3,258,682			$12,497,770 (2)

(1)	Amounts are for the entity, not just the Company’s interest in the real estate joint venture.

(2)	Total debt of $12.5 million is secured by all three properties listed.

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

          No matters were submitted to a vote by security holders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

          The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “CSA.” The following table sets forth, for the period indicated, the high and low sales price for the Company’s common stock as reported by the NYSE and the per share dividends declared:

Period	High	Low	Dividends Declared

2007
First Quarter	$22.82	$20.62	$0.35
Second Quarter	$21.64	$19.51	$0.35
Third Quarter	$20.43	$16.20	$0.35
Fourth Quarter	$19.39	$15.03	$0.35
2008
First Quarter	$17.18	$14.66	$0.35
Second Quarter	$18.89	$15.36	$0.35
Third Quarter	$19.93	$16.04	$0.35
Fourth Quarter	$16.17	$6.91	$0.225

          On March 12, 2009, the closing price of the Company’s common stock as reported by the NYSE was $5.25. At March 12, 2009, the Company had 131 holders of record of its Common Stock.

          Holders of shares of Common Stock are entitled to receive distributions when and if declared by the Board of Directors out of any assets legally available for that purpose. As a REIT, the Company is required to distribute at least 90% of its “REIT taxable income” (computed without regard to the dividends paid deduction or net capital gains) to shareholders annually in order to maintain the Company’s REIT qualification for U.S. federal income tax purposes. The Company’s Credit Facility includes limitations on the Company’s ability to make distributions to its stockholders, subject to complying with REIT requirements.

          As disclosed in the table above, during 2008 the Company paid four quarterly dividends of $0.35 per share, totaling $1.40 per share for the year. The Company funded the dividend payments for 2008 through a combination of funds from operations and borrowings under the Credit Facility. The Company uses borrowings available under the Credit Facility to fund dividend payments when the timing of the Company’s cash flows from operations is insufficient to meet the dividend payments. The dividend payments of $1.40 per share paid in 2008 are classified for income tax purposes as 27.9% taxable ordinary dividend, 15.7% “qualified dividends” eligible for the reduced rates on dividends pursuant to the Jobs and Growth Tax Relief Reconciliation Act of 2003, and 56.4% return of capital.

          The Company has reserved 1,000,000 shares of common stock for issuance under its 2005 long-term incentive plan.

          As of December 31, 2008, there were 26,945,304 OP units outstanding, of which 17,699,201, or 65.7%, were owned by the Company and 9,246,103, or 34.3%, were owned by other partners (including certain directors and senior management).

Stockholder Return Performance

          Prior to October 27, 2005, the Company was not publicly traded and there was no public market for the Company’s securities. The following graph compares the cumulative total return on the Company’s common stock with that of the Standard and Poor’s 500 Stock Index (“S&P 500 Index”) and the National Association of Real Estate Investment Trusts Equity Index (“NAREIT Equity Index”) from October 27, 2005 (the date that the Company’s common stock began to trade publicly) through December 31, 2008. The stock price performance graph assumes that an investor invested $100 in each of the Company and the indices, and the reinvestment of any dividends. The comparisons in the graph are provided in accordance with the SEC disclosure requirements and are not intended to forecast or be indicative of the future performance of the Company’s shares of common stock.

	Period Ending
Index	10/27/05	12/31/05	12/31/06	12/31/07	12/31/08
Cogdell Spencer Inc.	100.00	100.79	137.24	109.70	68.45
NAREIT Equity	100.00	103.57	139.39	117.94	73.44
S&P 500	100.00	106.30	123.09	129.86	81.81

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

Unregistered Sales of Equity Securities and Use of Proceeds

          Pursuant to a Purchase Agreement, dated January 23, 2008 (the “Purchase Agreement”), among the Company, the Operating Partnership and KeyBanc Capital Markets Inc. (the “Initial Purchaser”), the Company sold 3,448,278 shares of common stock, par value $.01 per share, to the Initial Purchaser in a private offering. The Initial Purchaser purchased the securities with a view to the private resale of the securities to certain institutional investors at a price of $15.95 per share. The securities were issued to the Initial Purchaser pursuant to an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder and resold to the institutional investors pursuant to an exemption from registration pursuant to Rule 144A of the Securities Act.

          The Company received net proceeds of approximately $53.8 million from the private offering. The Company used the net proceeds from the private offering to reduce borrowings under its Credit Facility.

          In connection with the private offering, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the initial purchase on behalf of the holders of the securities named therein pursuant to which the Company agreed to prepare and file with the SEC a shelf registration statement providing for the resale of the securities and to cause such shelf registration statement to be declared effective by the SEC on the terms and subject to the conditions specified in the registration agreement.

          On March 10, 2008, June 13, 2008, and November 5, 2008, the Operating Partnership issued an aggregate of 4,331,336, 208,496, and 148,926, respectively of OP units, having an aggregate value of $68.6 million, $3.3 million, and $2.4 million, respectively, at the time of issuance, related to the acquisition of Erdman. These OP units were issued in exchange for ownership interests in Erdman as part of a private placement transaction under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder. These OP units are redeemable for the cash equivalent thereof at a time one year after the date of issuance, or, at the option of the Company, exchangeable into shares of common stock in the Company on a one-for-one basis. No underwriters were used in connection with this issuance of these OP units.

Issuer Purchases of Equity Securities

          Below is a summary of equity repurchases by month for the quarter ended December 31, 2008:

For the Period	Total Number of Equity Securities Purchased	Average Price Paid Per Equity Security	Total Number of Equity Securities Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Equity Securities that May Yet Be Purchased Under the Plan

October 1 - October 31, 2008	—	$—	N/A	N/A
November 1 - November 30, 2008	—	—	N/A	N/A
December 1 - December 31, 2008	1,881	8.78	N/A	N/A
Total	1,881	$8.78	N/A	N/A

          These figures only relate to repurchases of OP units. The Company did not repurchase shares of common stock during the quarter ended December 31, 2008.

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Columns (a))

Equity compensation plans approved by security holders	N/A	(1)	N/A	392,960
Equity compensation plans not approved by security holders	—		—	—
Total	N/A	(1)	N/A	392,960

(1)
These amounts include information related to the Company’s 2005 Long-term Incentive Plan.  As of December 31, 2008, the Company issued 68,370 shares of restricted stock and 538,670 Long-term Incentive Plan (“LTIP”) units under this plan.

Item 6.	Selected Financial Data

          The following table sets forth selected consolidated financial and operating data on an historical basis for the Company. The following table should be read in conjunction with the Financial Statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

	Company				Predecessor
	For the year ended	For the year ended	For the year ended	November 1, 2005 -	January 1, 2005 -	For the year ended
	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005	October 31, 2005	December 31, 2004
	(In thousand, except per share amounts)
Statements of Operations Data:
Rental revenue	$77,799	$63,029	$52,746	$7,006	$35,794	$40,440
Design-Build contract revenue and other sales	253,596	-	-	-	-	-
Total revenues	335,740	66,821	54,956	7,321	37,809	43,644

Property operating and management expenses	31,376	25,704	19,848	2,583	13,058	14,756
Costs related to design-build contract revenue
and other sales	214,019	-	-	-	-	-
Selling, general, and administrative expenses	30,215	7,365	6,261	7,791	5,129	3,075
Income (loss) from continuing operations before other
income (expense), income tax (expense) benefit,
minority interests, and discontinued operations	15,114	5,994	(1,426)	(7,178)	11,178	16,252
Interest expense	(25,159)	(15,964)	(14,199)	(1,500)	(8,222)	(9,024)
Net income (loss)	(5,773)	(6,341)	(9,097)	(5,600)	3,824	8,044

Per Share:
Declared dividend	$1.275	$1.40	$1.40	$0.23
Loss from continuing operations - basic
and diluted	$(0.37)	$(0.57)	$(1.17)	$(0.70)
Net loss - basic and diluted	$(0.37)	$(0.57)	$(1.14)	$(0.70)

Weighted average shares - basic and diluted	15,770	11,056	7,975	7,972
Weighted average shares and OP units - basic	23,996	15,621	12,590	12,197
Weighted average shares and OP units - diluted	24,098	15,637	12,612	12,225

Selected Balance Sheet Data (as of the end of the period):
Assets:
Real estate properties, net	$477,961	$455,063	$351,172	$257,144		$155,376
Other assets, net	422,129	51,174	41,886	51,338		23,049
Total assets	$900,090	$506,237	$393,058	$308,482		$178,425

Liabilities and stockholders' equity or owners' deficit:
Mortgages, credit facility, and term debt	$465,236	$316,704	$262,031	$158,974		$213,536
Other liabilities, net	151,860	27,277	17,351	9,022		11,316
Minority interests	94,045	47,221	54,001	62,018		-
Stockholders' equity	188,949	115,035	59,675	78,468		(46,427)
Total liabilities and stockholders' equity or owners' deficit	$900,090	$506,237	$393,058	$308,482		$178,425

Cash Flow Data:
Net cash provided by operating activities	$24,747	$23,796	$15,900	$1,635	$10,312	$16,089
Net cash used in investing activities	$(194,284)	$(117,298)	$(103,587)	$(27,462)	$(5,939)	$(13,767)
Net cash provided by (used in) financing activities	$200,650	$96,055	$78,932	$35,398	$(5,863)	$1,880

Other Data:
Funds from operations (1)	$21,380	$18,259	$15,037	$4,518	$12,303	$17,656
Funds from operations modified (1)	$29,363	$18,362	$15,089	$4,518	$12,303	$17,656

(1)
FFO is a supplemental non-GAAP financial measure used by the real estate industry to measure the operating performance of real estate companies. The Company adjusts the NAREIT definition to add back minority interests in the Operating Partnership. FFOM adds back to traditionally defined FFO non-cash amortization of non-real estate related intangible assets associated with purchase accounting. The Company presents FFO and FFOM because it considers them important supplemental measures of operational performance. The Company believes FFO is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing a perspective not immediately apparent from net income. The Company computes FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (as amended in November 1999 and April 2002), which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO and FFOM do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO and FFOM should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of the Company’s performance, nor are they indicative of funds available to fund its cash needs, including its ability to pay dividends or make distributions.

          The following table presents the reconciliation of FFO and FFOM to net income (loss), which is the most directly comparable GAAP measure to FFO and FFOM (in thousands):

	Company				Predecessor
	For the year ended	For the year ended	For the year ended	November 1, 2005 -	January 1, 2005 -	For the year ended
	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005	October 31, 2005	December 31, 2004
Funds from operations:
Net income (loss)	$(5,773)	$(6,341)	$(9,097)	$(5,600)	$3,824	$8,044
Minority interests in operating partnership	(3,048)	(2,738)	(5,058)	(3,055)	-	-
Real estate related depreciation and amortization (1)	30,201	27,338	30,110	4,137	8,479	9,612
Gain on sale of real estate properties	-	-	(919)	-	-	-
Funds from operations	21,380	18,259	15,036	(4,518)	12,303	17,656
Amortization of intangibles related to purchase
accounting, net of income tax benefit	7,983	103	53	-	-	-
Funds from operations modified	$29,363	$18,362	$15,089	$(4,518)	$12,303	$17,656

(1)
Real estate depreciation and amortization consists of depreciation and amortization from wholly-owned real estate properties and the Company’s share of real estate depreciation and amortization from consolidated and unconsolidated real estate partnerships.

Item 7.	Management Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the Cogdell Spencer Inc. Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K. The Company makes statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Annual Report on Form 10-K entitled “Statements Regarding Forward-Looking Information.” Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the section in this Annual Report on Form 10-K entitled “Risk Factors.”

Overview

          The Company is a fully-integrated, self-administered, and self-managed REIT that invests in specialty office buildings for the medical profession, including medical offices and ambulatory surgery and diagnostic centers. The Company focuses on the ownership, development, redevelopment, acquisition, and management of strategically located medical office buildings and other healthcare related facilities in the United States of America. The Company provides services from strategic planning to long-term property ownership and management. Integrated delivery service offerings include architecture, engineering, construction and capital project development. The Company has been built around understanding and addressing the specialized real estate needs of the healthcare industry.

          On March 10, 2008, the Company acquired Erdman. Erdman is a leading design-builder of healthcare facilities with specialized expertise and concentration in high growth healthcare market segments and facility types. Erdman has successfully cultivated a client mix that is diversified in both geography and market focus and includes physician group practices and healthcare systems. Erdman was ranked as the number one healthcare design-build firm for 2007 by Modern Healthcare’s 2008 Construction and Design Survey. As of December 31, 2008, the Company has completed the integration process with Erdman. The combination is transformative for the Company creating a national, fully integrated healthcare facilities company.

          The $246.8 million Erdman transaction was financed through $20.5 million of assumed cash, a $100.0 million Term Loan, a $75.3 million, inclusive of escrow amount, rollover of equity held by Erdman shareholders and members of its management team, and $51.0 million, inclusive of escrow amount in cash, from the Company’s $150.0 million secured Credit Facility.

          In addition to the Erdman equity rollover, the Company completed two offerings of common stock during 2008. The first, a private placement completed in January 2008, raised $53.8 million, after costs, and the second, a public offering completed in September 2008, raised $37.4 million, after costs. The net proceeds from these offerings were used to reduce outstanding principal on the Credit Facility and for working capital purposes.

          The Company acquired two off-market properties in 2008, totaling $24.4 million, which were the result of strong relationships with existing clients. The Company completed one development project during 2008, with a total investment of approximately $16.0 million, and has three projects under construction with an expected total investment of approximately $84.8 million.

          One of the projects under construction is The Woodlands Center for Specialized Medicine. This project, located in Pensacola, Florida, is the first project utilizing the Company’s integrated delivery model. The Company’s strategic planning team worked with the client to develop a comprehensive strategy to meet the client’s healthcare delivery needs. The Company’s capital team worked with the client to determine the optimum ownership and financing strategy to meet their needs. Upon completion, the Company will be the 40% consolidating joint venture partner and the building’s physician tenants will be the 60% limited partners. Erdman is providing project delivery services, including development, design, and construction. Cogdell Spencer Advisors, a subsidiary of the Operating Partnership, is the property manager for the building.

          During 2008, the Company formed a joint venture with Northwestern Mutual. The joint venture, Cogdell Spencer Medical Partners LLC, may acquire up to approximately $350.0 million of medical office buildings and other healthcare facilities nationwide, predominantly associated with not-for-profit healthcare systems and large physician-owned clinics. The joint venture will be the Company’s exclusive vehicle for cash acquisitions. When the joint venture closes on a specific acquisition, the Company will contribute 20% of the equity capital to fund the acquisition. The Company expects the joint venture will obtain mortgage financing on market terms for its acquisitions, which mortgage financing may come from the joint venture partner. As of December 31, 2008, the joint venture did not have any acquisitions under contract that the Company expects to go forward.

          The Company derives a majority of its revenues from two sources: (1) rents received from tenants under existing leases in MOBs and other healthcare related facilities, and (2) from design-build services for healthcare customers.  The Company expects that rental revenue will remain stable due to multi-year, non-cancellable leases with annual rental increases based on CPI.  The Company’s design-build revenue is derived from its Erdman subsidiary.  The demand for Erdman’s services has been, and will likely continue to be, cyclical in nature.  In periods of adverse economic conditions, Erdman’s customers may be unwilling or unable to make capital expenditures, and they may be unable to obtain debt or equity financings for projects.  As a result, customers may defer projects to a later date, which could reduce Erdman’s revenues.  Due to the current economic environment and the volatility in the credit markets, Erdman is experiencing delays in client project starts and cancellations.  As a result, the Company expects its design-build revenue in 2009 to be less than 2008 revenue.  As a result, the Company implemented a cost reduction program and in December 2008, Erdman effected a reduction in force in order to right-size the organization for contracted 2009 revenues and eliminated approximately 115 jobs.

          Generally, the Company’s property operating revenues and expenses have remained consistent over time except for growth due to property and business acquisitions. Erdman’s financial results can be affected by the amount and timing of capital spending by healthcare systems and providers, the demand for Erdman’s services in the healthcare facilities market, the availability of construction level financing, and weather at the construction sites. Deterioration of market or economic conditions and volatility in the financial market can influence future revenues, interest and other costs, and could result in future impairment of goodwill or other intangible assets.

          As of December 31, 2008, the Company owned and/or managed 116 medical office buildings and healthcare related facilities, totaling 5.8 million net rentable square feet and serving 24 hospital systems in 13 states. The Company’s portfolio consists of:

●	62 properties, comprised of 3.3 million net rentable square feet, each of which the Company wholly-owns or is a consolidated real estate partnership;

●	Three properties, comprised of 0.2 million net rentable square feet, in which the Company owns a minority interest; and

●	51 properties, comprised of 2.3 million net rentable square feet, that the Company manages for third parties.

          As of December 31, 2008, of the Company’s wholly-owned properties, 80.9% were located on hospital campuses and an additional 7.3% were located off-campus, but were hospital anchored. The Company believes that its on-campus and hospital anchored assets occupy a premier franchise location in relation to local hospitals, providing the Company’s properties with a distinct competitive advantage over alternative medical office space in an area. As of December 31, 2008, the Company’s 61 in-service, consolidated wholly-owned and joint venture properties were approximately 92.4% occupied, with a weighted average remaining lease term of approximately 4.5 years. One property was in lease-up at December 31, 2008.

Critical Accounting Policies

          The Company’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared on the accrual basis of accounting in conformity with GAAP. All significant intercompany balances and transactions have been eliminated in consolidation and combination.

          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses in the reporting period. The Company’s actual results may differ from these estimates. Management has provided a summary of the Company’s significant accounting policies in Note 2 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K. Critical accounting policies are those judged to involve accounting estimates or assumptions that may be material due to the levels of subjectivity and judgment necessary to account for uncertain matters or susceptibility of such matters to change. Other companies in similar businesses may utilize different estimation policies and methodologies, which may impact the comparability of the Company’s results of operations and financial condition to those companies.

Acquisition of Real Estate

          The price that the Company pays to acquire a property is impacted by many factors, including the condition of the buildings and improvements, the occupancy of the building, the existence of above and below market tenant leases, the creditworthiness of the tenants, favorable or unfavorable financing, above or below market ground leases and numerous other factors. Accordingly, the Company is required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on the Company’s estimate of the fair values of such assets and liabilities. This includes determining the value of the buildings and improvements, land, any ground leases, tenant improvements, in-place tenant leases, tenant relationships, the value (or negative value) of above (or below) market leases and any debt assumed from the seller or loans made by the seller to the Company. Each of these estimates requires significant judgment and some of the estimates involve complex calculations. The Company’s calculation methodology is summarized in Note 2 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K. These allocation assessments have a direct impact on the Company’s results of operations because if the Company were to allocate more value to land there would be no depreciation with respect to such amount or if the Company were to allocate more value to the buildings as opposed to allocating to the value of tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the terms of the leases. Additionally, the amortization of value (or negative value) assigned to above (or below) market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place leases and tenant relationships, which is included in depreciation and amortization in the Company’s consolidated and combined statements of operations.

Acquisition of Business

          The price that the Company pays to acquire a business is impacted by many factors, including projected future cash flows, customer lists, contracts and proposals, trade names and trademarks, condition of property, plant, and equipment, and numerous other factors.  Accordingly, the Company is required to make subjective assessments to allocate the purchase price paid to acquire investments in business among the assets acquired and liabilities assumed based on the Company’s estimate of the fair values of such assets and liabilities.  This includes determining the value of contacts, proposals, customer lists, workforce, trade names and trademarks, receivables, accruals and reserves, and property, plant, and equipment.  Each of these estimates requires significant judgment and some of the estimates involve complex calculations.  The Company’s calculation methodology is summarized in Note 2 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.  These allocation assessments have a direct impact on the Company’s results of operations because if the Company were to allocate more value to goodwill or a non-amortizing intangible asset there would be no amortization with respect to such amount or if the Company were to allocate more value to a longer-lived asset as opposed to allocating to shorter-lived asset, this amount would be recognized as an expense over a longer period of time.

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

Asset Impairment Valuation

          The Company reviews the carrying value of its properties and amortizing intangible assets when circumstances, such as adverse market conditions, indicate a potential impairment may exist. The Company bases its review on an estimate of the future cash flows (excluding interest charges) expected to result from the real estate or business investment’s use and eventual disposition. The Company considers factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If the Company’s evaluation indicates that it may be unable to recover the carrying value of an investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the asset. These losses have a direct impact on the Company’s net income because recording an impairment loss results in an immediate negative adjustment to operating results. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future sales, backlog, occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Because cash flows on properties considered to be long-lived assets to be held and used are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long-term directly decreases the likelihood of recording an impairment loss for properties. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If the Company determines that impairment has occurred, the affected assets must be reduced to their fair value. The Company estimates the fair value of rental properties utilizing a discounted cash flow analysis that includes projections of future revenues, expenses and capital improvement costs, similar to the income approach that is commonly utilized by appraisers.

          The Company reviews the value of goodwill assets using an income approach and market approach on an annual basis and when circumstances indicate a potential impairment may exist. No impairment losses have been recognized to date. The Company’s methodology to review goodwill impairment, which includes a significant amount of judgment and estimates, provides a reasonable basis to determine whether impairment has occurred. However, many of the factors employed in determining whether or not goodwill is impaired are outside of the Company’s control and it is likely that assumptions and estimates will change in future periods. These changes can result in future impairments.

          The goodwill impairment review involved a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. Fair value was estimated by using two approaches, an income approach and a market approach. Each approach was weighted 50% in the Company’s analysis. The income approach uses the reporting unit’s projected operating results and discounted cash flows using a weighted-average cost of capital that reflects current market conditions. The cash flow projections use estimates of economic and market information over the projection period, including growth rates in revenues and costs and estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures, and changes in future working capital requirements. The market approach estimates fair value by applying cash flow multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and profitability characteristics. Additionally, the Company reconciles the total of the estimated fair values of all its reporting units to its market capitalization to determine if the sum of the individual fair values is reasonable compared to the external market indicators.

          If the carrying value of the reporting unit is higher than its fair value, then an indication of impairment may exist and a second step must be performed to measure the amount of impairment. The amount of impairment is determined by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of the goodwill calculated in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill, then an impairment charge for the difference would be recorded.

          For non-amortizing intangible assets, the Company estimates fair value by applying an estimated market royalty rate to projected revenues and discounted using a weighted-average cost of capital that reflects current market conditions.

          If market and economic conditions deteriorate and cause (1) declines in the Company’s stock price, (2) increases the estimated weighted-average cost of capital, (3) changes in cash flow multiples or projections, (4) or changes in other inputs to goodwill assessment estimates, then a goodwill impairment review may be required prior to the Company’s next annual test. It is reasonably possible that changes in the numerous variables associated with the judgments, assumptions, and estimates could cause the goodwill or non-amortizing intangible assets to become impaired. If goodwill or non-amortizing intangible assets are impaired, the Company would be required to record a non-cash charge that could have a material adverse affect on its consolidated financial statements.

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

          The Company receives fees for property management and development and consulting services from time to time from third parties which are reflected as fee revenue. Management fees are generally based on a percentage of revenues for the month as defined in the related property management agreements. Revenue from development and consulting agreements is recognized as earned per the agreements. Due to the amount of control retained by the Company, most joint venture developments will be consolidated; therefore, those development fees will be eliminated in consolidation. However, the joint venture with Northwestern Mutual, Cogdell Spencer Medical Partners LLC, is an unconsolidated entity.

          Other income shown in the statement of operations generally includes interest income, primarily from the amortization of unearned income on a sales-type capital lease recognized in accordance with Statement of Financial Accounting Standards No. 13, and other income incidental to the Company’s operations and is recognized when earned.

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

REIT Qualification Requirements

          The Company is subject to a number of operational and organizational requirements to qualify and then maintain qualification as a REIT. If the Company does not qualify as a REIT, its income would become subject to U.S. federal, state and local income taxes at regular corporate rates that would be substantial and the Company cannot re-elect to qualify as a REIT for four taxable years following the year it failed to quality as a REIT. The resulting adverse effects on the Company’s results of operations, liquidity and amounts distributable to stockholders would be material.

Changes in Financial Condition

          On January 23, 2008, the Company issued 3,448,278 shares of common stock to certain institutional investors at a price of $15.95 per share resulting in net proceeds to the Company of approximately $53.8 million. On September 10, 2008, the Company issued 2,160,000 shares of common stock in a public offering at a price of $18.50 per share resulting in net proceeds to the Company of approximately $37.4 million. The net proceeds of both offerings were used to reduce outstanding principal on the Company’s Credit Facility and for working capital purposes. For more information on the Credit Facility, see “Liquidity and Capital Resources.”

          As discussed in Note 4 and Note 9 to the accompanying consolidated financial statements, the Company completed the Merger with Erdman, amended the Credit Facility, and obtained $100.0 million in term debt.

Results of Operations

          The Company’s loss from operations is generated primarily from operations of its properties and design-build services. The changes in operating results from period to period reflect changes in existing property performance, changes in the number of properties due to the development, acquisition, or disposition of properties, and the operating results of the design-build segment.

          The Company acquired Erdman in March 2008 and results for the year ended December 31, 2008, reflect ten months of operating activity related to the Erdman subsidiary, reflecting operations from the acquisition date to year end.

Business Segments

          The Company has two identified reportable segments: (1) property operations and (2) design-build and development. The Company defines business segments by their distinct customer base and service provided. Each segment operates under a separate management group and produces discrete financial information, which is reviewed by the chief operating decision maker to make resource allocation decisions and assess performance. For additional information, see Note 6 of the accompanying consolidated financial statements.

Property Summary

          The following is an activity summary of the Company’s property portfolio (excluding unconsolidated real estate partnerships) for the years ended December 31, 2008 and 2007:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Properties at January 1	59	51
Acquisitions	2	5
Developments	1	3
Properties at December 31	62	59

          The above table includes East Jefferson Medical Specialty Building, which is accounted for as a sales-type capital lease.

          A property is considered “in-service” upon the earlier of (1) lease-up and substantial completion of tenant improvements, or (2) one year after cessation of major construction. For portfolio and operational data, a single in-service date is used. For GAAP reporting, a property is placed into service in stages as construction is completed and the property and tenant space is available for its intended use. The Company had one property in lease-up at December 31, 2008.

Year ended December 31, 2008 compared to year ended December 31, 2007

FFOM

          FFOM increased $11.0 million, or 59.9%, from $18.4 million to $29.4 million for the years ended December 31, 2007 and 2008, respectively. The increase in FFOM was due to: (1) $19.6 million increase in FFOM for the design-build and development segment, of which the majority of the segment’s increase was due to the inclusion of ten months of Erdman’s operating activity for the year ended December 31, 2008; and (2) $7.9 million increase in FFOM from property acquisitions and completed developments. These increases in FFOM were offset by a $9.2 million increase in interest expense due to increased outstanding debt balances, $3.7 million income tax expense primarily related to FFOM at Erdman, a $0.9 million minority interest charge, a $3.5 million increase in corporate general and administrative expenses primarily due to increased incentive compensation expense, severance expense, and professional fees, and a $1.2 million increase in non-real estate related depreciation related to corporate property, plant, and equipment. The $0.9 minority interest charge is due to a consolidated real estate partnership’s negative partner’s equity that resulted primarily from: (1) a debt refinance proceeds cash distribution to the 65.5% owner, and (2) subsequent cash distributions to the 65.5% owner. In accordance with GAAP, the consolidating partner is required to record a charge to minority interest for distributions and GAAP net losses when the partnership’s partners’ equity is negative.

     See Note 6 to the accompanying consolidated financial statements for business segment information and management’s use of FFO and FFOM to evaluate operating performance. The following table presents the reconciliation of net loss to FFO and FFOM, which is the most directly comparable GAAP measure to FFO and FFOM, for the year ended December 31, 2008 and 2007 (in thousands):

	For the Year Ended
	December 31, 2008	December 31, 2007

Net loss	$(5,773)	$(6,341)
Plus minority interests in operating partnership	(3,048)	(2,738)
Plus real estate related depreciation and amortization	30,201	27,338
Funds from Operations (FFO)	21,380	18,259
Plus amortization of intangibles related to purchase accounting, net of income tax benefit	7,983	103
Funds from Operations Modified (FFOM)	$29,363	$18,362

Revenue

          Rental revenue increased $14.8 million, or 23.4%, from $63.0 million to $77.8 million for the years ended December 31, 2007 and 2008, respectively. Rental revenue from current year acquisition properties and completed developments increased $13.6 million, or 279.0%, from $4.9 million to $18.5 million for the years ended December 31, 2007 and 2008, respectively. Same-property revenue increased $1.2 million, or 2.0%, primarily due to general increases in rent related to CPI escalation clauses and increased rent from reimbursable expenses, offset by a small reduction in occupancy. The small reduction in occupancy caused same-property revenue to increase at a smaller percentage rate than same-property operating and management expense, as described below.

          Revenue from property management and other fees for 2008 remained consistent with 2007.

          Design-Build contract revenue and other sales revenue increased from zero to $253.6 million due to the ten month inclusion of Erdman’s operating results for the year ended December 31, 2008. Erdman was acquired in March 2008.

          Development management and other income increased $0.6 million due to the timing of development fee income from projects.

Expenses

          Property operating and management expenses increased $5.7 million, or 22.1%, from $25.7 million to $31.4 million for the years ended December 31, 2007 and 2008, respectively. Property operating and management expenses related to acquisition properties and completed developments increased $4.6 million. Same-property property operating and management expenses increased $1.0 million, or 4.3%, primarily due to increases in reimbursable expenses such as property taxes, insurance, and utilities.

          Costs related to design-build contract revenue and other sales revenue increase from zero to $214.0 million due to the ten month inclusion of Erdman’s operating results for the year ended December 31, 2008. Erdman was acquired in March 2008.

          Selling, general, and administrative expenses increased $22.9 million, or 310.3%. An increase of $19.3 million was due to the ten month inclusion of Erdman’s operating results for the year ended December 31, 2008. Erdman’s operating results include a $1.5 million expense resulting from restructuring and severance charges associated with the Company announcing a reduction in force. In addition to the additional Erdman expenses, the Company had increased expenses of $3.6 million in corporate general and administrative expenses primarily due to $1.4 million in increased accrued incentive compensation expense, $0.4 million in severance compensation, and a $0.5 million increase in legal and consulting professional fees.

          Depreciation and amortization expense increased $17.3 million, or 62.2%. There was an increase of $12.9 million related to the amortization of Erdman intangible assets and an increase of $1.2 million related to the depreciation of Erdman corporate property, plant, and equipment. Depreciation and amortization related to acquisition properties and completed developments increased $4.8 million. Same-property depreciation and amortization decreased $1.6 million.

Interest expense

          Interest expense increased $9.2 million, or 57.6%. The increase was due to an increase in outstanding debt balances offset by a lower weighted average interest rate. The weighted average interest rate at December 31, 2008 was 4.8% compared to 6.2% at December 31, 2007.

Income tax (expense) benefit

          The income tax benefit for the year ended December 31, 2008 was primarily related to the operating activity for Erdman, a TRS. The benefit is primarily a result of the deferred tax benefit exceeding current income tax expense. The deferred tax benefit is primarily related to the amortization of intangible assets. The income tax expense in 2007 was due to taxable net income computed in accordance with SFAS No. 109, “Accounting for Income Taxes” for CSA LLC, which was a result of development fees, a non-recurring brokerage commission, and property management activities.

Cash Flows

          Cash provided by operating activities was $24.7 million and $23.8 million for the years ended December 31, 2008 and 2007, respectively. The increase in cash provided by operating activities was $1.0 million, which resulted from an $14.7 million increase in earnings before non-cash adjustments offset by a $13.7 million net decrease due to changes in operating assets and liabilities. The $17.2 million net decrease due to changes in operating assets and liabilities was a result of: 1) $9.6 million paid to Erdman personnel in March 2008 for fiscal year 2007 annual bonuses, profit sharing, and 401(k) employer matching, 2) $20.1 million decrease in billings in excess of costs and estimated earnings on uncompleted contracts; offset by $12.5 million in cash provided due to various changes in operating assets, accrued expenses, accrued incentive compensation, and prepaid rent accounts. The Company accrued the $9.6 million for the Erdman fiscal year 2007 performance bonus payments as part of the Erdman purchase price allocation and the amount was included in the Erdman merger working capital calculation.

          Cash used in investing activities was $194.3 million and $117.3 million for the years ended December 31, 2008 and 2007, respectively. In the year ended December 31, 2008, the Company paid cash, net of cash assumed, of $145.0 million (of which $10.9 million related to an escrowed amount that was included in the restricted cash increase) related to the Erdman business acquisition as well as $45.5 million related to property acquisitions and capital expenditures. In the year ended December 31, 2007, the Company’s investment in real estate properties was related to development projects and the acquisition of five properties.

          Cash provided by financing activities was $200.7 million and $96.1 million for the years ended December 31, 2008 and 2007, respectively. For the year ended December 31, 2008, the Company received $91.2 million, net of costs, from the issuance of common stock and the proceeds were used to reduce outstanding amounts payable on the Credit Facility. Also, during the year ended December 31, 2008, the Company received proceeds of $100.0 million from the Term Loan and $145.0 million from the Credit Facility, which were primarily used to fund the Erdman transaction and property acquisitions as well as maintain a higher cash balance at year end. For the year ended December 31, 2007, the Company received proceeds of $78.4 million, net of costs, related to the issuance of common stock and the proceeds were used to reduce outstanding amounts payable on the Credit Facility.

Year ended December 31, 2007 compared to year ended December 31, 2006

FFOM

          FFOM increased $3.3 million, or 21.7%, from $15.1 million to $18.4 million for the years ended December 31, 2006 and 2007, respectively. The increase in FFOM was due to a $5.8 million increase in FFOM from property acquisitions, completed developments, and the acquisition of Consera offset by a $1.8 million increase in interest expense and $0.7 million increase in corporate general and administrative expenses primarily due to increased personnel costs.

See Note 6 to the accompanying consolidated financial statements for business segment information and management’s use of FFO and FFOM to evaluate operating performance. The following table presents the reconciliation of FFO and FFOM to net loss, which is the most directly comparable GAAP measure to FFO and FFOM, for the year ended December 31, 2007 and 2006 (in thousands):

	For the Year Ended
	December 31, 2007	December 31, 2006

Net loss	$(6,341)	$(9,097)
Plus minority interests in operating partnership	(2,738)	(5,058)
Plus real estate related depreciation and amortization	27,338	30,110
Gain on sale of real estate properties	—	(919)
Funds from Operations (FFO)	18,259	15,036
Plus amortization of intangibles related to purchase accounting, net of income tax benefit	103	53
Funds from Operations Modified (FFOM)	$18,362	$15,089

Revenue

          Rental revenue increased $10.3 million, or 19.5%, from $52.7 million to $63.0 million for the years ended December 31, 2006 and 2007, respectively. Rental revenue from acquisition properties and completed developments increased $9.3 million. Same-property revenue increased $1.0 million, or 2.3%, primarily due to general increases in rent related to CPI escalation clauses, offset by a reduction in occupancy.

          Property management and other fees increased $1.4 million, or 68.6%, from $2.1 million to $3.5 million for the years ended December 31, 2006 and 2007, respectively. This increase was mainly due to property management fee revenue generated by Consera, which was acquired in September 2006.

          Development management and other income increased $0.2 million due to the timing of development fee income from projects.

Expenses

          Property operating and management expenses increased $5.9 million, or 29.5%, from $19.8 million to $25.7 million for the years ended December 31, 2006 and 2007, respectively. Property operating and management expenses related to acquisition properties, completed developments, and Consera operating expenses increased $4.6 million. Same-property property operating and management expenses increased $1.3 million, or 8.4%, primarily due to increases in reimbursable expenses such as property taxes, insurance, and utilities.

          Selling, general, and administrative expenses increased $1.1 million, or 17.6%, for the year ended December 31, 2007 compared to the same period in 2006 primarily due to increased personnel costs, income tax accruals related to development and management fees earned by the Company’s TRS, and expensing of previously capitalized costs associated with a development project that was discontinued. The reimbursement of these expensed costs is included in development fee revenue.

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

Interest Expense

          Interest expense for the year ended December 31, 2007 was $16.0 million compared to $14.2 million for the year ended December 31, 2006, an increase of $1.8 million, or 12.4%. This increase was primarily due to the timing of property and business acquisitions and the repayment of debt using proceeds from the March 2007 common stock equity offering.

Cash Flows

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

  Cash used in investing activities was $103.6 million and $33.4 million for the years ended December 31, 2006 and 2005, respectively. The increase of $70.3 million was primarily due an increase to investments in real estate properties and businesses of $96.5 million offset by the proceeds from the sale of real estate property and partnership interests of $2.8 million and the cash paid of $27.0 million in the Formation Transaction in 2005.

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

Construction in Progress

          Construction in progress at December 31, 2008, consisted of the following (dollars in thousands):

Property	Location	Estimated Completion Date	Net Rentable Square Feet	Investment to Date	Estimated Total Investment

St. Luke’s Riverside MOB	Bethlehem, PA	2nd Half 2010	80,000	$1,240	$16,000
The Woodlands Center (1)	Pensacola, FL	4Q 2009	76,000	$8,969	$24,769
Medical Center Physicians Tower	Jackson, TN	1Q 2009	107,000	$416	$21,100
Land and pre-construction developments			—	4,689	—
			263,000	$15,314	$61,869

(1)	Owned by Genesis Property Holding, LLC, which is a consolidated real estate partnership. The company expects to have a 40.0% ownership upon completion.

Liquidity and Capital Resources

          As of December 31, 2008, the Company had approximately $34.7 million available in cash and cash equivalents. The Company is required to distribute at least 90% of the Company’s net taxable income, excluding net capital gains, to the Company’s stockholders on an annual basis due to qualification requirements as a REIT. Therefore, as a general matter, it is unlikely that the Company will generate substantial cash balances from operations that could be used to meet the Company’s other liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

          The Company has a $150.0 million secured revolving Credit Facility. The Credit Facility is available to fund working capital and for other general corporate purposes; to finance acquisition and development activity; and to refinance existing and future indebtedness. The Credit Facility permits the Company to borrow up to $150.0 million of revolving loans, with sub-limits of $25.0 million for swingline loans and $25.0 million for letters of credit. For additional information, see Note 9 to the accompanying consolidated financial statements.

          The Credit Facility will terminate and all amounts outstanding thereunder shall be due and payable in March 2011. The Credit Facility provides for a one-year extension at the Company’s option conditioned upon the lenders being satisfied with the Company and its subsidiaries’ financial condition and liquidity, and taking into consideration any payment, extension or refinancing of the Term Loan. There could be no assurance if and on what terms the lender might be willing to extend the Credit Facility upon its maturity in March 2011.

          The Credit Facility also allows for up to $100.0 million of increased availability (to a total aggregate available amount of $250.0 million), at the Company’s option but subject to each Lender’s option to increase its commitment. The interest rate on loans under the Credit Facility equals, at the Company’s election, either (1) LIBOR (0.44% as of December 31, 2008) plus a margin of between 95 to 140 basis points based on the Company’s total leverage ratio or (2) the higher of the federal funds rate plus 50 basis points or Bank of America, N.A.’s prime rate (3.25% as of December 31, 2008).

          The Credit Facility contains customary terms and conditions for credit facilities of this type, including, but not limited to: (1) affirmative covenants relating to the Company’s corporate structure and ownership, maintenance of insurance, compliance with environmental laws and preparation of environmental reports, maintenance of the Company’s REIT qualification and listing on the New York Stock Exchange, (2) negative covenants relating to restrictions on liens, indebtedness, certain investments (including loans and certain advances), mergers and other fundamental changes, sales and other dispositions of property or assets and transactions with affiliates, and (3) financial covenants to be met by the Company at all times including a maximum total leverage ratio (70%), maximum real estate leverage ratio (70%), minimum fixed charge coverage ratio (1.50 to 1.00), maximum total debt to real estate value ratio (90%) and minimum consolidated tangible net worth ($45 million plus 85% of the net proceeds of equity issuances issued after the closing date). The Company was in compliance with all covenants at December 31, 2008.

          As of December 31, 2008, there was $17.5 million available under the Credit Facility. There was $124.5 million outstanding at December 31, 2008 and $8.0 million of availability was restricted related to outstanding letters of credit.

          The Company, through Erdman, has $100.0 million outstanding under a $100.0 million senior secured term facility (the “Term Loan”). The Term Loan is secured by the stock and certain accounts receivable of Erdman and is guaranteed by the Company. The Term Loan matures on March 10, 2011, and is subject to a one-time right to a one-year extension at the Company’s option (and the payment of an extension fee). The Term Loan contains customary covenants similar to the Credit Facility and financial covenants to be met by the Company at all times under the guaranty including a maximum total leverage ratio (70%), maximum real estate leverage ratio (70%), minimum fixed charge coverage ratio (1.50 to 1.00), maximum total debt to real estate value ratio (90%) and minimum consolidated tangible net worth ($45 million plus 85% of the net proceeds of equity issuances), as well as being cross defaulted to the Company’s Credit Facility. The Term Loan has financial covenants relating only to Erdman including a minimum adjusted consolidated EBITDA, ($22.5 million) maximum consolidated total indebtedness to adjusted consolidated EBITDA (5.50 to 1.00), minimum adjusted consolidated EBITDA to consolidated fixed charges (2.00 to 1.00) and maximum consolidated senior indebtedness to adjusted consolidated EBITDA (4.25 to 1.00 as of December 31, 2008, decreases to 3.75 to 1.00 on July 1, 2009. Erdman may be required to repay a portion of the principal balance during 2009 if adjusted consolidated EBITDA is insufficient to meet the lowered ratio of maximum consolidated senior indebtedness to adjusted consolidated EBITDA that occurs in 2009. As of December 31, 2008, consolidated senior indebtedness to adjusted consolidated EBITDA was 3.71. If the Company or Erdman were in default under the Term Loan the lenders under the Credit Facility could declare the Company in default under that facility as well.

Short-Term Liquidity Needs

          The Company believes that it will have sufficient capital resources as a result of operations and the borrowings in place to fund ongoing operations and distributions required to maintain REIT compliance. The Company currently anticipates 2009 cash flow from operations, before changes in operating assets and liabilities, to approximate the sum of 2009 cash outflows for capital expenditures and tenant improvement expenditures for properties owned as of December 31, 2008, dividends to shareholders, and distributions to OP Unitholders. The Company is permitted to pay a portion of its dividends in the form of common stock in lieu of cash. The Company anticipates using its cash and cash equivalents and Credit Facility availability for changes in operating assets and liabilities, principal maturities, and the Company’s equity funding portion for new developments and acquisitions. The Company has no significant redevelopment planned for 2009.

          As of December 31, 2008, the Company had approximately $50.6 million of principal and maturity payments due in 2009 related to mortgage note payables. Of this $50.6 million, $30.0 million can be extended for one two-year period at the Company’s conditional option. The Company believes it will be able to refinance the 2009 balloon maturities as a result of the current loan to value ratios at individual properties and preliminary discussions with lenders. The stated interest rates (LIBOR plus spread) at December 31, 2008 are comparable to the Company’s weighted average fixed rate at December 31, 2008. In addition, the Company has $52.2 million combined cash and cash equivalents and Credit Facility availability as of December 31, 2008, which exceeds the 2009 principal and maturity payments due in 2009.

          As of December 31, 2008, the Company has no outstanding equity commitments to joint ventures formed prior to December 31, 2008. The Cogdell Spencer Medical Partners LLC acquisition joint venture has no properties under contract to acquire as of December 31, 2008, thus the Company has no equity commitment to the joint venture as of December 31, 2008.

          The Company intends to have construction financing agreements in place before construction begins on development projects. Development projects will be either wholly-owned, joint ventured with physicians, or joint ventured with other third parties.

          On December 29, 2008, the Company declared a dividend to common stockholders of record and the Operating Partnership declared a distribution to holders of OP units of record, in each case as of December 31, 2008, totaling $6.1 million, or $0.225 per share or OP unit, covering the period from October 1, 2008 through December 31, 2008. The dividend and distribution were paid on January 30, 2009. The dividend and distribution were equivalent to an annual rate of $0.90 per share and OP unit.

Long-Term Liquidity Needs

          The Company’s principal long-term liquidity needs consist primarily of new property development, property acquisitions, and principal payments under various mortgages and other credit facilities and non-recurring capital expenditures. The Company does not expect that its net cash provided by operations will be sufficient to meet all of these long-term liquidity needs. Instead, the Company expects to finance new property developments through modest cash equity capital contributed by the Company together with construction loan proceeds, as well as through cash equity investments by its tenants or third parties. The Company expects to fund property acquisitions through a combination of borrowings under its Credit Facility and traditional secured mortgage financing. In addition, the Company expects to use OP units issued by the Operating Partnership to acquire properties from existing owners seeking a tax deferred transaction.

          Although capital markets continued to remain tight during 2008 and into the first quarter of 2009, the Company continues to expect to meet long-term liquidity requirements through net cash provided by operations and, to the extent possible and desirable, through additional equity and debt financings, including loans from banks, institutional investors or other lenders, bridge loans, letters of credit, and other lending arrangements, most of which will be secured by mortgages. Notwithstanding the Company’s expectations discussed above, financial markets continue to experience unusual volatility and uncertainty.  Financial systems throughout the world have become illiquid with banks no longer willing to lend substantial amounts to other banks and borrowers.  Consequently, there is greater uncertainty regarding the Company’s ability to access the credit market in order to attract financing or capital on reasonable terms or on any terms. The Company may also issue unsecured debt in the future. However, with the current deteriorating general economic conditions and the current volatility of the debt and equity markets, there can be no assurance as to the Company’s ability to raise new debt or equity. The Company does not, in general, expect to meet its long-term liquidity needs through dispositions of its properties. In the event that the Company were to sell any of its properties in the future, depending on which property were to be sold, the Company may need to structure the sale or disposition as a tax deferred transaction which would require the reinvestment of the proceeds from such transaction in another property or, however, the proceeds that would be available to the Company from such sales may be reduced by amounts that the Company may owe under the tax protection agreements entered into in connection with the Company’s formation transactions and certain property acquisitions. In addition, the Company’s ability to sell certain of its assets could be adversely affected by the general illiquidity of real estate assets and certain additional factors particular to the Company’s portfolio such as the specialized nature of its target property type, property use restrictions and the need to obtain consents or waivers of rights of first refusal or rights of first offers from ground lessors in the case of sales of its properties that are subject to ground leases.

          The Company intends to repay indebtedness incurred under its Credit Facility from time to time, for acquisitions or otherwise, out of cash flow from operations and from the proceeds, to the extent possible and desirable, of additional debt or equity issuances. In the future, the Company may seek to increase the amount of the Credit Facility, negotiate additional credit facilities or issue corporate debt instruments. However, with the current volatility in the debt markets, there can be no assurance as to the Company’s ability to raise new debt. Any indebtedness incurred or issued by the Company may be secured or unsecured, short-, medium- or long-term, fixed or variable interest rate and may be subject to other terms and conditions the Company deems acceptable. The Company intends to refinance at maturity the mortgage notes payable that have balloon payments at maturity.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2008, including the maturities and scheduled principal repayments and the commitments due in connection with the Company’s ground leases and operating leases for the periods indicated (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total
Obligation:

Long-term debt principal payments and maturities (1)	$50,577	$31,708	$250,898	$23,137	$13,861	$94,843	$465,024
Standby letters of credit (2)	8,048	—	—	—	—	—	8,048
Interest payments (3)	21,987	18,796	10,129	6,774	5,842	13,837	77,365
Purchase commitments (4)	11,589	836	—	—		—	12,425
Ground leases (5)	314	314	314	315	315	9,631	11,203
Operating leases (6)	5,217	4,316	3,857	3,556	2,968	24,527	44,441
Total	$97,732	$55,970	$265,198	$33,782	$22,986	$142,838	$618,506

(1)	Includes notes payable under the Company’s Credit Facility
(2)	As collateral for performance, the Company is contingently liable under standby letters of credit, which also reduces the availability under the Credit Facility
(3)	Assumes one-month LIBOR of 0.44% and Prime Rate of 3.25% which were the rates as of December 31, 2008 and includes fixed rate interest swap agreements.
(4)	These purchase commitments are related to the Company’s development projects that are currently under construction.
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

          For additional information, see Note 11 to the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

          The Company may guarantee debt in connection with certain of its development activities, including joint ventures, from time to time. As of December 31, 2008, the Company did not have any such guarantees or other off-balance sheet arrangements outstanding.

Real Estate Taxes

          The Company’s leases generally require the tenants to be responsible for all real estate taxes.

Inflation

          The Company’s leases at wholly-owned and consolidated partnership properties generally provide for either indexed escalators, based on the CPI or other measures or, to a lesser extent, fixed increases in base rents. The leases also contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes. The Company’s property management and related services provided to third parties typically provide for fees based on a percentage of revenues for the month as defined in the related property management agreements. The revenues collected from leases are generally structured as described above, with year over year increases. The Company also pays certain payroll and related costs related to the operations of third party properties that are managed by the Company. Under terms of the related management agreements, these costs are reimbursed by the third party property owners. The Company believes that inflationary increases in expenses will be offset, in part, by the contractual rent increases and tenant expense reimbursements described above.

Seasonality

          Erdman’s business can be subject to seasonality due to weather conditions at construction sites. In addition, construction starts and contract signings can be impacted by the timing of budget cycles at healthcare systems and providers.

Recent Accounting Pronouncements

          See Note 2 to the accompanying consolidated financial statements.

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

          As of December 31, 2008, the Company had $465.2 million of consolidated debt outstanding (excluding any discounts or premiums related to assumed debt). Of the Company’s total consolidated debt, $124.2 million, or 26.7%, was variable rate debt that is not subject to variable to fixed rate interest rate swap agreements. Of the Company’s total indebtedness, $342.5 million, or 73.7%, was subject to fixed interest rates, including variable rate debt that is subject to variable to fixed rate swap agreements. The weighted average interest rate for fixed rate debt was 4.84% as of December 31, 2008.

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
Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Cogdell Spencer Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cogdell Spencer Inc. and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Raleigh, North Carolina
March 16, 2009

COGDELL SPENCER INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2008	December 31, 2007
Assets
Real estate properties:
Land	$30,673	$30,673
Buildings and improvements	501,259	455,606
Less: Accumulated depreciation	(69,285)	(44,596)
Net operating real estate properties	462,647	441,683
Construction in progress	15,314	13,380
Net real estate properties	477,961	455,063
Cash and cash equivalents	34,668	3,555
Restricted cash	12,964	1,803
Tenant and accounts receivable, net of allowance of $194 in 2008 and $19 in 2007	43,523	2,248
Goodwill	180,435	5,335
Trade names and trademarks	75,969	—
Intangible assets, net of accumulated amortization of $38,054 in 2008 and $18,728 in 2007	45,363	26,254
Other assets	29,207	11,979
Total assets	$900,090	$506,237

Liabilities and stockholders’ equity
Mortgage notes payable	$240,736	$237,504
Revolving credit facility	124,500	79,200
Term loan	100,000	—
Accounts payable	22,090	5,817
Billings in excess of costs and estimated earnings on uncompleted contracts	17,025	—
Deferred income taxes	34,176	217
Payable to prior Erdman shareholders	18,002	—
Other liabilities	60,567	21,243
Total liabilities	617,096	343,981
Commitments and contingencies
Minority interests in real estate partnerships	6,279	2,434
Minority interests in operating partnership	87,766	44,787
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000 shares authorized, none issued or outstanding	—	—
Common stock; $0.01 par value; 200,000 shares authorized, 17,699 and 11,948 shares issued and outstanding in 2008 and 2007, respectively	177	119
Additional paid-in capital	275,380	166,901
Accumulated other comprehensive loss	(9,170)	(1,234)
Accumulated deficit	(77,438)	(50,751)
Total stockholders’ equity	188,949	115,035
Total liabilities and stockholders’ equity	$900,090	$506,237

See notes to consolidated financial statements.

COGDELL SPENCER INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006
Revenues:
Rental revenue	$77,799	$63,029	$52,746
Design-Build contract revenue and other sales	253,596	—	—
Property management and other fees	3,460	3,502	2,077
Development management and other income	885	290	133
Total revenues	335,740	66,821	54,956

Expenses:
Property operating and management	31,376	25,704	19,848
Costs related to design-build contract revenue and other sales	214,019	—	—
Selling, general, and administrative	30,215	7,365	6,261
Depreciation and amortization	45,016	27,758	30,273
Total expenses	320,626	60,827	56,382
Income (loss) from continuing operations before other income (expense), income tax (expense) benefit, minority interests in real estate partnerships, minority interests in operating partnership, and discontinued operations	15,114	5,994	(1,426)

Other income (expense):
Interest and other income, net	922	1,073	821
Interest expense	(25,159)	(15,964)	(14,199)
Loss on early extinguishment of debt	—	—	(37)
Equity in earnings of unconsolidated real estate partnerships	22	20	4
Gain from sale of real estate partnership interests	—	—	484
Total other income (expense)	(24,215)	(14,871)	(12,927)
Loss from continuing operations before income tax (expense) benefit, minority interests in real estate partnerships, minority interests in operating partnership, and discontinued operations	(9,101)	(8,877)	(14,353)

Income tax (expense) benefit	1,244	(117)	(107)
Loss from continuing operations before minority interests in real estate partnerships, minority interests in operating partnership, and discontinued operations	(7,857)	(8,994)	(14,460)

Minority interests in real estate partnerships	(964)	(85)	(121)
Minority interests in operating partnership	3,048	2,738	5,208

Net loss from continuing operations	(5,773)	(6,341)	(9,373)

Discontinued operations:
Loss from discontinued operations	—	—	(9)
Gain from sale of real estate property	—	—	435
Minority interests in operating partnership	—	—	(150)
Total discontinued operations	—	—	276

Net loss	$(5,773)	$(6,341)	$(9,097)

Per share data - basic and diluted
Loss from continuing operations	$(0.37)	$(0.57)	$(1.17)
Income from discontinued operations	—	—	0.03
Net loss per share - basic and diluted	$(0.37)	$(0.57)	$(1.14)

Weighted average common shares - basic and diluted	15,770	11,056	7,975

See notes to consolidated financial statements.

COGDELL SPENCER INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Number of Common Shares	Common Stock	Additional Paid-in Capital	Unamortized Restricted Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2005	8,000	$80	$86,154	$(299)	$—	$(7,467)	$78,468
Comprehensive loss:
Net loss	—	—	—	—	—	(9,097)	(9,097)
Unrealized gain on interest rate swaps	—	—	—	—	73	—	73
Comprehensive loss							(9,024)
Amortization of restricted stock grants	—	—	88	—	—	—	88
Dividends to common stockholders	—	—	—	—	—	(11,197)	(11,197)
Transfer of unamortized restricted stock compensation to additional paid-in capital	—	—	(299)	299	—	—	—
Cumulative effect adjustment associated with the implementation of EITF 04-5	—	—	(785)	—	—	59	(726)
Adjustment to record change of interest in the operating partnership due to the issuance of operating partnership units in excess of book value	—	—	2,066	—	—	—	2,066
Balance at December 31, 2006	8,000	80	87,224	—	73	(27,702)	59,675
Comprehensive loss:
Net loss	—	—	—	—	—	(6,341)	(6,341)
Unrealized loss on interest rate swaps	—	—	—	—	(1,307)	—	(1,307)
Comprehensive loss							(7,648)
Issuance of common stock, net of costs	3,950	39	78,425	—	—	—	78,464
Conversion of operating partnership units to common stock	—	—	6	—	—	—	6
Vesting of restricted stock grants	—	—	20	—	—	—	20
Amortization of restricted stock grants	—	—	69				69
Forfeiture of restricted stock grants	(2)	—	—	—	—	—	—
Dividends to common stockholders	—	—	—	—	—	(16,708)	(16,708)
Adjustment to record change of interest in the operating partnership due to the issuance of operating partnership units in excess of book value	—	—	1,157	—	—	—	1,157
Balance at December 31, 2007	11,948	119	166,901	—	(1,234)	(50,751)	115,035
Comprehensive loss:
Net loss	—	—	—	—		(5,773)	(5,773)
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	(7,936)	—	(7,936)
Comprehensive loss							(13,709)
Issuance of common stock, net of costs	5,608	57	91,174	—	—	—	91,231
Conversion of operating partnership
units to common stock	137	1	1,843	—	—	—	1,844
Restricted stock grants	6	—	94	—	—	—	94
Amortization of restricted stock grants	—	—	63		—	—	63
Dividends to common stockholders	—	—	—	—	—	(20,914)	(20,914)
Adjustment to record change of interest in the operating partnership due to the issuance of operating partnership units at other than book value	—	—	15,305	—	—	—	15,305
Balance at December 31, 2008	17,699	$177	$275,380	$—	$(9,170)	$(77,438)	$188,949

See notes to consolidated financial statements.

COGDELL SPENCER INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006
Operating activities:
Net loss	$(5,773)	$(6,341)	$(9,097)
Adjustments to reconcile net loss to cash provided by operating activities:
Minority interests	(2,084)	(2,653)	(4,937)
Gain from sale of real estate partnership interests	—	—	(484)
Gain from sale of real estate property - discontinued operations	—	—	(435)
Depreciation and amortization (including amounts in discontinued operations)	45,016	27,758	30,325
Amortization of acquired above market leases and acquired below market leases, net (including amounts in discontinued operations)	(638)	(723)	(990)
Straight line rental revenue	(569)	(445)	(189)
Amortization of deferred finance costs and debt premium	1,286	271	92
Deferred income taxes	(5,657)	(30)	(13)
Equity-based compensation	1,245	183	88
Equity in earnings of unconsolidated real estate partnerships	(22)	(20)	(4)
Prepayment penalty for early extinguishment of debt	—	—	37
Change in fair value of interest rate swap agreements	—	—	(9)
Termination of interest rate swap agreements	—	—	736
Changes in operating assets and liabilities:
Tenant and accounts receivable and other assets	16,243	(369)	(966)
Accounts payable and other liabilities	(4,191)	6,138	1,746
Billings in excess of costs and estimated earnings on uncompleted contracts	(20,109)	—	—
Net cash provided by operating activities	24,747	23,769	15,900
Investing activities:
Business acquisitions, net of cash acquired	(134,134)	—	(1,140)
Investment in real estate properties, net of cash acquired	(45,522)	(112,355)	(105,918)
Purchase of minority interests in operating partnership	(770)	(4,340)	(1,414)
Proceeds from sale of real estate property	—	—	1,909
Proceeds from sale of real estate partnership interests	—	—	587
Proceeds from sales-type capital lease	306	305	306
Purchase of corporate property, plant and equipment	(3,008)	(576)	—
Distributions received from unconsolidated real estate partnerships	5	14	6
Increase in restricted cash	(11,161)	(346)	(203)
Net cash used in investing activities	(194,284)	(117,298)	(105,867)
Financing activities:
Proceeds from mortgage notes payable	22,580	70,257	43,270
Repayments of mortgage notes payable	(21,964)	(33,361)	(8,675)
Proceeds from revolving credit facility	145,000	82,400	92,250
Repayments to revolving credit facility	(99,700)	(80,687)	(34,363)
Proceeds from term loan	100,000	—	—
Prepayment penalty for early extinguishment of debt	—	—	(37)
Net proceeds from sale of common stock	91,229	78,463	—
Dividends and distributions	(32,101)	(21,705)	(12,981)
Equity contribution by partners in consolidated real estate
partnerships	481	1,848	—
Distributions to minority interests in real estate partnerships	(963)	(117)	(134)
Payment of deferred financing costs	(3,912)	(1,043)	(398)
Net cash provided by financing activities	200,650	96,055	78,932
Increase (decrease) in cash and cash equivalents	31,113	2,526	(11,035)
Balance at beginning of period	3,555	1,029	9,571
Cumulative effect adjustment associated with the implementation of EITF 04-5	—	—	213
Balance at end of period	$34,668	$3,555	$(1,251)
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$25,477	$15,355	$13,372
Cash paid for income taxes	$3,897	$307	$—
Supplemental cash flow information - noncash investing and financing activities:
Investment in real estate properties included in accounts payable and other liabilities	(1,788)	1,109	2,800
Operating Partnership Units issued or to be issued in connection with the acquisition of a business or real estate property	81,347	3,583	6,017
Debt assumed with purchase of properties	2,733	16,238	5,178
Minority interest assumed with purchase of property	3,359	—	—
Investment in real estate costs contributed by partner in a consolidated real estate partnership	—	460	—
Accrued dividends and distributions	6,061	5,771	4,404
Operating Partnership Units converted into common stock	1,844	—	—

See notes to consolidated financial statements.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business

          Cogdell Spencer Inc., incorporated in Maryland in 2005, together with its subsidiaries (the “Company”) is a fully-integrated, self-administered, and self-managed real estate investment trust (“REIT”) that invests in specialty office buildings for the medical profession, including medical offices and ambulatory surgery and diagnostic centers. The Company focuses on the ownership, development, redevelopment, acquisition, and management of strategically located medical office buildings and other healthcare related facilities in the United States of America. The Company provides services from strategic planning to long-term property ownership and management. Integrated delivery service offerings include architecture, engineering, construction and capital project development. The Company has been built around understanding and addressing the specialized real estate needs of the healthcare industry. The Company operates its business through Cogdell Spencer LP, its operating partnership subsidiary (the “Operating Partnership”), and its subsidiaries. The Company has two segments: (1) Property Operations and (2) Design-Build and Development. Property Operations owns and manages properties and manages properties for third parties. Design-Build and Development provides architecture, construction, and development services for properties owned by the Company and for third parties.

2.	Summary of Significant Accounting Policies

Basis of Presentation

          The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and represent the assets and liabilities and operating results of the Company. The consolidated financial statements include the Company’s accounts, its wholly-owned subsidiaries, as well as the Operating Partnership and its subsidiaries. The consolidated financial statements also include any partnerships for which the Company or its subsidiaries is the general partner or the managing member and the rights of the limited partners do not overcome the presumption of control by the general partner or managing member. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates in Financial Statements

          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions are used by management in determining the percentage of completion revenue, useful lives of real estate properties and improvements, the initial valuations and underlying allocations of purchase price in connection with business and real estate property acquisitions, and projected cash flow and fair value estimates used for impairment testing. Actual results may differ from those estimates.

Revenue Recognition

          The Company derives a majority of its revenues from two main sources: 1) from rents received from tenants under existing leases in medical office buildings and other healthcare related facilities, and 2) from revenue earned from design-build construction contracts and development contracts.

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

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The Company receives fees for property management and related services provided to third parties which are reflected as property management fee revenue. Management fees are generally based on a percentage of revenues for the month as defined in the related property management agreements. The Company pays certain payroll and related costs related to the operations of third party properties that are managed by the Company. Under terms of the related management agreements, these costs are reimbursed by the third party property owners. The amounts billed to the third party owners are recognized as revenue in accordance with EITF 01-14, “Income Statement Characterization of Reimbursements Received for “Out of Pocket” Expenses Incurred.”

          Design-Build Contract Revenues and Development Management. Design-Build contract revenue is recognized under the percentage-of-completion method of accounting in accordance with American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenues are determined by measuring the percentage of costs incurred to date to estimated total costs for each design-build contract based on current estimates of costs to complete. Contract costs include all labor and benefits, materials, subcontracts, and an allocation of indirect costs related to contract performance such as architectural, engineering, and construction management. Indirect costs are allocated to projects based upon labor hours charged. As long-term design-build projects extend over one or more years, revisions in cost and estimated earnings during the course of the work are reflected in the accounting period in which the facts which require the revision become known. At the time a loss on a design-build project becomes known, the entire amount of the estimated ultimate loss is recognized in the consolidated financial statements. Change orders are recognized when they are approved by the client.

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

          Gains on Disposition of Real Estate. The Company recognizes sales of real estate properties upon closing and meeting the criteria for a sale under FASB of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”). Payments received from purchasers prior to closing are recorded as deposits. Profit on real estate sold is recognized using the full accrual method upon closing when the collectibility of the sales price is reasonably assured and the Company is not obligated to perform significant activities after the sale. This includes the buyer’s initial and continuing investments being adequate to demonstrate a commitment to pay for the property and the Company not having substantial continuing involvement whereby the usual risks and rewards of ownership would not be transferred to the buyer. Profit may be deferred in whole or part until the sales meet the requirements of profit recognition on sales of real estate under SFAS 66.

          Other income. Other income on the Company’s statement of operations generally includes income incidental to the operations of the Company and is recognized when earned. Interest and other income includes the amortization of unearned income related to a sales-type capital lease.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

          The Company elected to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement that 90% of ordinary its “REIT taxable income” (as determined without regard to the dividends paid deduction or net capital gains) taxable income be distributed. As a REIT, the Company will generally not be subject to U.S. federal income tax to the extent that it meets the organization and operational requirements and distributions equal or exceed taxable income. For all periods subsequent to the REIT election, the Company has met the organization and operational requirements and distributions exceeded net taxable income. Accordingly, no provision has been made for federal and state income taxes, except as follows.

          The Company, together with Cogdell Spencer Advisors, LLC (“CSA LLC”), wholly-owned by the Operating Partnership, have jointly elected for CSA LLC to be treated as a taxable REIT subsidiary (a “TRS”). Consera Healthcare Real Estate, LLC (“Consera”) has been reorganized and is now a wholly-owned subsidiary of CSA LLC. The Company, together with MEA Holdings, Inc., the parent company of Erdman Company (together, “Erdman”), a wholly-owned subsidiary of the operating partnership, have also jointly elected for Erdman to be treated as a TRS. As TRSs, the operations of CSA LLC and Erdman are generally subject to corporate income taxes.

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

          During 2008, the Company paid four quarterly dividends of $0.35 per share, totaling $1.40 per share for the year. The dividends of $1.40 per share are classified for income tax purposes as 27.9% taxable ordinary dividend, 15.7% “qualified dividends” eligible for the reduced rates on dividends pursuant to the Jobs and Growth Tax Relief Reconciliation Act of 2003, and 56.4% return of capital.

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

          The changes in the carrying amounts of the total warranty liabilities for the periods shown are as follows (in thousands):

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006

Balance at the beginning of period	$—	$—	$—
Erdman acquisition	4,600	—	—
Accruals	2,217	—	—
Settlements	(2,486)	—	—
Balance at the end of period	$4,331	$—	$—

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income or Loss

          Comprehensive income or loss includes net income (loss) and all other non-owner changes in stockholders’ equity during a period including unrealized fair value adjustments on certain derivative agreements.

Cash and Cash Equivalents

          The Company considers all short-term investments with maturities of three months or less when purchased to be cash equivalents. Restricted cash and short-term investments are excluded from cash for the purpose of preparing the consolidated statements of cash flows.

Restricted Cash

          Restricted cash includes escrow accounts held by lenders and banks. Restricted cash also includes proceeds from property sales deposited with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations.

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

          Depreciation and amortization is computed using the straight-line method for financial reporting purposes. Buildings and improvements are depreciated over 13 to 50 years. Tenant improvement costs, which are included in building and improvements in the consolidated balance sheets, are depreciated over the shorter of (i) the related remaining lease term or (ii) the life of the improvement. Corporate property, plant and equipment, which are included in “Other assets,” are depreciated over three to seven years.

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

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Capitalization of Interest

          The Company capitalizes interest costs on borrowings incurred during the construction and lease-up periods of qualifying assets. Capitalized interest is added to the cost of the underlying assets and is depreciated over the useful lives of the assets. For the years ended December 31, 2008, 2007, and 2006, the Company capitalized interest of approximately $0.6 million, $0.9 million, and $0.3 million, respectively, in connection with various development projects.

Tenant and Accounts Receivable

          Property Operations’ tenant and accounts receivable are recorded and carried at the amount billable per the applicable lease or contract agreement. Straight-line rent adjustments are included in tenant and accounts receivable.

          Design-Build and Development’s accounts receivable are comprised primarily of contracts receivable. Contracts receivable from performing construction of healthcare facilities are recorded when invoiced and are based on contracted prices and billing terms. Normal contracts receivable are due 15 to 30 days after the issuance of the invoice. Contract retentions are due 15 to 30 days after completion of the project and acceptance by the owner. Receivables past due more than 180 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. As construction contracts are long term, a portion of the contract retention receivable balance will not be collected within the next year.

          An allowance for uncollectible accounts is made based upon a review of outstanding receivables, historical collection information, existing economic conditions, and other factors that may indicate collection of the full amount is no longer considered probable.

Investment in Capital Lease

          Investment in capital lease consists of a building on a sales-type capital lease. Unearned income is amortized into interest income using a method that is not materially different from a method that produces a constant periodic rate of return on the net investment in the lease. The interest income is recorded in “Interest and other income.”

Deferred Financing Costs

          Deferred financing costs include fees and costs incurred in conjunction with long-term financings and are amortized over the terms of the related debt using the straight-line method, which approximates the effective interest method. Upon repayment of or in conjunction with a substantial modification in the terms of the underlying debt agreement, any unamortized costs are charged to earnings. Deferred financing costs were $4.1 million, net of accumulated amortization of $2.0 million, as of December 31, 2008 and $1.6 million, net of accumulated amortization of $0.7 million, as of December 31, 2007.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unconsolidated Real Estate Partnerships

          The Company records investments in which it does not control but exercises significant influence under the equity method in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Common Stock,” and AICPA Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures.” In circumstances where the real estate partnerships have distributions in excess of the investment and accumulated earnings or experienced net losses in excess of the investment and the Company has guaranteed debt of the entity or otherwise intends to provide financial support, the Company has reduced the carrying value of its investment below zero and recorded a liability in “Other Liabilities.” Services performed for real estate joint ventures and capitalized by real estate joint ventures are recognized to the extent attributable to the outside interests in the real estate joint venture.

Goodwill and Intangible Assets

          The Company accounts for Goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount, including goodwill, exceeds the reporting unit’s fair value and the implied fair value of goodwill is less than the carrying amount of that goodwill. Non-amortizing intangible assets, such as trade names and trademarks, are subject to an annual impairment test based on fair value and amortizing intangible assets are tested whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Guarantees

          The Company records a liability using expected present value measurement techniques for guarantees entered into or modified subsequent to December 31, 2003 in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).

Fair Value of Financial Instruments

          The Company does not hold or issue financial instruments for trading purposes. The Company considers the carrying amounts of cash and cash equivalents, restricted cash, tenant and accounts receivable, accounts payable, and other liabilities to approximate fair value due to the short maturity of these instruments. The Company has estimated the fair value of debt utilizing present value techniques. At December 31, 2008, the carrying amount and estimated fair value of debt was $465.2 million and $453.8 million, respectively. At December 31, 2007, the carrying amount and estimated fair value of debt was $316.7 million and $316.0 million, respectively.

Offering Costs

          Underwriting commissions and other offering costs of raising equity are reflected as a reduction in additional paid-in capital.

Share Based Compensation

          The Company accounts for share based compensation, including restricted stock grants and long-term incentive units (“LTIP units”), in accordance with SFAS No. 123R (Revised), “Share-Based Payment” (“SFAS 123R”). The Company measures the compensation cost based on the estimated fair value of the award at the grant date. The estimate is based on the share price of the common stock at the grant date. Where an observable market value of a similar instrument is not available an option-pricing model is utilized. The compensation cost is recognized as an expense over the requisite service period required for vesting or when performance criteria for vesting is expected to be achieved.

Per Share Data

          Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective period. There were 5,900, 11,799, and 20,700 shares of unvested restricted stock outstanding at December 31, 2008, 2007, and 2006, respectively, which were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentrations and Credit Risk

          The Company maintains its cash in commercial banks. Balances on deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to specific limits. Balances on deposit in excess of FDIC limits are uninsured. At December 31, 2008, the Company had bank cash balances of $39.6 million in excess of FDIC insured limits.

          One customer accounted for more than 10% of tenant and accounts receivable as of December 31, 2008.

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

          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51” (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is still assessing the potential impact of adoption.

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

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          In April 2008, the FASB issued Financial Statement Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP No. EITF 03-6-1”). FSP No. EITF 03-6-1 states that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and should be included in basic and diluted earnings per share calculations. FSP No. EITF 03-6-1 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The Company is evaluating the impact FSP No. EITF 03-6-1 may have on its consolidated financial statements.

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

          The Company’s properties are generally leased to tenants under non-cancelable, fixed-term operating leases with expirations through 2026. Some leases provide for fixed rent renewal terms or market rent renewal terms. The Company’s leases generally require the lessee to pay minimum rent, additional rent based upon increases in the Consumer Price Index, and all taxes (including property tax), insurance, maintenance and other operating costs associated with the leased property. No tenant occupied more than 10% of the Company’s net rentable square footage at December 31, 2008.

          Future minimum lease payments by tenants under the non-cancelable operating leases as of December 31, 2008 were as follows (in thousands):

For the year ending:
2009	$68,367
2010	58,594
2011	50,009
2012	38,985
2013	27,774
Thereafter	99,941
$343,670

          The Company has one building leased to a tenant under a capital lease that began in 1987 and expires in 2017. The tenant is the owner of the land on which the building sits and has leased the land to the Company for the same term with a bargain renewal option, through 2027, that the Company intends to exercise. Upon renewal of the ground lease, the building lease automatically extends for the same 10 year extension period. The “Investment in capital lease” is included in other assets and was as follows (in thousands):

	December 31, 2008	December 31, 2007
Total minimum lease payments	$12,650	$13,422
Less: Unearned income	(7,068)	(7,534)
Investment in capital lease	$5,582	$5,888

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Total minimum lease payments receivable on the capital lease as of December 31, 2008, exclusive of the operating expense reimbursement payments, are as follows (in thousands):

For the year ending:
2009	$778
2010	784
2011	790
2012	796
2013	624
Thereafter	8,878
$12,650

4.	Acquisitions and Dispositions

          On March 10, 2008, the Company and the Operating Partnership completed a merger transaction through which they acquired Erdman. The transaction was effected pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of January 23, 2008, as amended, by and among the Company, the Operating Partnership, Goldenboy Acquisition Corp. (a wholly-owned subsidiary of the Operating Partnership), Erdman, Marshall Erdman & Associates, Inc., Marshall Erdman Development, LLC, and David Pelisek, David J. Lubar and Scott A. Ransom, in their capacities as the Seller Representatives. Erdman’s operating results are included in the consolidated financial statements from March 10, 2008, the acquisition date, to year end.

          The consideration payable in the merger transaction and in the contribution transactions described below consists of cash and limited partnership interests issued by the Operating Partnership (the “OP Units”). The Operating Partnership entered into contribution agreements with 40 of MEA’s stockholders (the “Contributors”) pursuant to which the Contributors agreed to “roll over” an aggregate of 1,265,392 shares of Erdman (representing in the aggregate approximately 41% of Erdman’s outstanding shares on a fully diluted basis) by exchanging those shares for OP Units. The exchange of those shares for OP Units was completed immediately before the completion of the merger provided for in the Merger Agreement (the “Merger”). In the Merger, all the shares of Erdman (other than the shares acquired by the Operating Partnership) were converted into the right to receive an amount of cash to be calculated in accordance with the provisions of the Merger Agreement.

          The cash consideration per share of Erdman common shares payable in the Merger (the “Cash Consideration”) was calculated pursuant to a formula based on an “enterprise value” for 100% of Erdman of $247.0 million, subject to certain adjustments. In connection with the Merger, in addition to the cash consideration of approximately $159.6 million paid in the aggregate to the holders of Erdman common shares, pursuant to certain contribution agreements entered into in connection with the Merger, the Operating Partnership issued OP Units to the Contributors. The number of OP Units per Erdman common share was based on the same value per Erdman common share payable in cash under the Merger Agreement, or $17.01 per OP Unit. The OP Units issued in the transaction were of two types — “regular units” and “alternative units.” A total of 4,331,336 OP Units were issued upon the closing of the transaction, of which 3,063,908 were regular units and 1,267,429 were alternative units. In June 2008, a total of 208,496 OP Units, of which all were alternative units, were issued as part of a post-closing claim release. In November 2008, a total of 148,926 OP Units, of which all were alternative units, were issued as part of a post-closing claim release. Up to 446,779 additional OP Units, comprised of alternative units, may be issued based on the level of post-closing indemnity claims. The alternative units are substantially the same as the regular units, except that the regular units have an exchange feature whereby they are exchangeable, after a one-year lock-up period, on a one-for-one basis, for shares of the Company’s common stock, while the alternative units were not exchangeable for shares of the Company’s common stock until the exchange feature included as a feature of the alternative units was approved by the Company’s stockholders. On May 29, 2008, the Company’s stockholders approved the exchange feature whereby the alternative units are exchangeable, after a one-year lock-up period, on a one-for-one basis, for shares of the Company’s common stock.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The Merger Agreement provides that a portion of the aggregate Cash Consideration to be paid to the former holders of shares of Erdman will be held in escrow as security for certain indemnification obligations owed by such holders to the Operating Partnership and Goldenboy Acquisition Corp. under the Merger Agreement. The escrow agent shall pay to the former holders of Erdman shares that were not exchanged for OP Units the pro rata cash amount owed to each such holder and the Operating Partnership will issue to the Contributors additional OP Units in the same amount per share, based on $17.01 per OP Unit.

          In connection with the Merger, one of the former Erdman shareholders, Lubar Capital LLC (“Lubar”), received the right to nominate one individual for election to the Company’s Board of Directors. Accordingly, the Company’s Board of Directors increased the size of the Board of Directors and elected David J. Lubar as a director on January 22, 2008. Lubar will continue to retain its right to nominate one individual for so long as Lubar and its affiliates continue to maintain at least 75% of their aggregate initial ownership measured in number of equity securities of the Company and its affiliates.

          The aggregate consideration paid for the Merger was as follows (in thousands):

Fair value of OP Units issued and to be issued	$81,347
Cash consideration, net of cash acquired	144,998
Total purchase price, net of cash acquired	$226,345

          The fair value per OP Unit issued in connection with the Merger was $15.84, which was determined using the Company’s stock price on and about the January 23, 2008, announcement date of the merger. Of the total purchase price, $208.3 million has been paid and the remaining $18.0 million is being held in escrow and is to be released to the sellers in June 2009 pending certain indemnification obligations. Of the $18.0 million being held in escrow, $7.1 million is designated to be paid in OP Units, which represents 446,779 OP Units. The Company has recorded a liability of $7.1 million in “Payable to prior Erdman shareholders” related to the expected issuance of these OP Units and the company has recorded a liability of the $10.9 million in “Payable to prior Erdman shareholders” related to the expected cash to be paid.

          The Merger was accounted for under the purchase method in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”). The total purchase price has been allocated to assets acquired and liabilities assumed based upon their estimated fair values as determined by management. The estimated fair values are based on information available and assumptions as to future operations at the acquisition date.

          The following table is a summary allocation of the total purchase price for the assets acquired and liabilities assumed of Erdman as of March 10, 2008 (in thousands).

Accounts receivable, including retainage receivables	$52,638
Goodwill and intangible assets	286,138
Other assets	19,398
Accounts payable	(27,450)
Billings in excess of costs and estimated earnings on uncompleted contracts	(37,134)
Deferred income taxes	(40,965)
Other liabilities	(26,280)
Total purchase price, net of cash acquired	$226,345

          The Company purchased Erdman for an amount in excess of its net tangible assets and as a result has recorded goodwill related to the transaction. The Company believes that Erdman’s service offerings and customer lists are complementary to the Company’s pre-Merger service offerings. As a result of the Merger, the Company became a fully integrated healthcare facilities real estate company. The accompanying statement of operations for the year ended December 31, 2008, includes ten months of Erdman’s operations.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

          In September 2008, the Company acquired a controlling interest in Genesis Property Holding, LLC (“Genesis”), for $2.2 million. Genesis is in the early stages of constructing an approximately $22.4 million, 75,985 square foot medical office building and outpatient treatment center located in Pensacola, Florida. The project is 100% pre-leased and scheduled for construction completion in Fourth Quarter 2009. The Company is the 40% consolidating general partner. Erdman is providing project delivery services, including development, design, and construction. Cogdell Spencer Advisors is the property manager for the building.

          The following table is an allocation of the purchase price of the property acquisitions during the year ended December 31, 2008 (in thousands):

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

          The following table is an allocation of the purchase price of the acquisitions during the year ended December 31, 2007 (in thousands):

Land	$7,799
Building and improvements	73,277
Acquired in place lease value and deferred leasing costs	8,629
Acquired above market leases	290
Restricted cash - mortgage lender escrow for capital improvements	475
Acquired below market leases	(1,613)
Total purchase price allocated	$88,857

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The following summary of selected unaudited pro forma results of operations presents information as if the 2008 and 2007 property and business acquisitions had occurred at the beginning of each period presented. The unaudited pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future (in thousands, except per share amounts):

	For the Year Ended
	December 31, 2008	December 31, 2007
Revenue	$384,370	$394,556
Net loss	(12,439)	(7,592)
Net loss per share - basic and diluted	$(0.79)	$(0.69)

          In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” net income and gain on disposition of real estate properties are reflected in the consolidated statements of operations as “discontinued operations” for all periods presented. Below is a summary of discontinued operations for the Cabarrus Pediatrics property sold during 2006 (in thousands):

For the Year Ended December 31, 2006
Revenues:
Rental revenues	$129
Total revenues	129
Expenses:
Property operating and management	44
Depreciation and amortization	51
Interest expense	43
Total expenses	138
Loss from discontinued operations before gain from sale of real estate property and minority interests in operating partnership	(9)
Gain from sale of real estate property	435
Income from discontinued operations before minority interests in operating partnership	426
Minority interests in operating partnership	(150)
Total discontinued operations	$276

          There were no properties being actively marketed for sale as of December 31, 2008 and 2007.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Investments in Real Estate Partnerships

          As of December 31, 2008, the Company had an ownership interest in eight limited liability companies or limited partnerships.

          The following is a description of the unconsolidated entities:

●	Cogdell Spencer Medical Partners LLC, a Delaware limited liability company, founded in 2008, has no assets or liabilities as of December 31, 2008, and 20.0% owned by the Company;

●	BSB Health/MOB Limited Partnership No. 2, a Delaware limited partnership, founded in 2002, owns nine medical office buildings, and 2.0% owned by the Company;

●	Shannon Health/MOB Limited Partnership No. 1, a Delaware limited partnership, founded in 2001, owns ten medical office buildings, and 2.0% owned by the Company; and

●	McLeod Medical Partners, LLC, a South Carolina limited liability company, founded in 1982, owns three medical office buildings, and 1.1% owned by the Company.

The following is a description of the consolidated entities:

●	Genesis Property Holdings, LLC, a Florida limited liability company, founded in 2007, has one medical office building under construction, and 40.0% owned by the Company;

●	Cogdell General Health Campus MOB, LP, a Pennsylvania limited partnership, founded in 2006, owns one medical office building, and 80.9% owned by the Company;

●	Mebane Medical Investors, LLC, a North Carolina limited liability company, founded in 2006, owns one medical office building, and 35.1% owned by the Company; and

●	Rocky Mount MOB, LLC, a North Carolina limited liability company, founded in 2002, owns one medical office building, and 34.5% owned by the Company.

          The Company is the general partner or managing member of these real estate partnerships and manages the properties owned by these entities. The Company may receive design/build revenue, development fees, property management fees, leasing fees, and expense reimbursements from these real estate partnerships. For consolidated entities, these revenues and fees are eliminated in consolidation.

          The consolidated entities are included in the Company’s consolidated financial statements because the limited partners or non-managing members do not have sufficient participation rights in the partnerships to overcome the presumption of control by the Company as the managing member or general partner. The limited partners or non-managing members have certain protective rights such as the ability to prevent the sale of building, the dissolution of the partnership or limited liability company, or the incurrence of additional indebtedness, in each case subject to certain exceptions.

          The Company’s unconsolidated entities are accounted for under the equity method of accounting based on the Company’s ability to exercise significant influence as the entity's managing member or general partner. The following is a summary of financial information for the limited liability companies and limited partnerships for the periods indicated. The summary of financial information set forth below reflects the financial position and operations of the unconsolidated real estate partnerships in their entirety, not just the Company’s interest in the entities (in thousands):

	December 31, 2008	December 31, 2007
Financial position:
Total assets	$56,262	$57,406
Total liabilities	49,831	50,725
Member’s equity	6,431	6,681

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006
Results of operations:
Total revenues	$12,362	$12,230	$11,270
Operating and general and administrative expenses	5,787	5,566	5,012
Net income	760	788	804

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

6.       Business Segments

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

          The Company’s management evaluates the operating performance of its operating segments based on funds from operations (“FFO”) and funds from operations modified (“FFOM”). FFO, as defined by the National Association of Real Estate Investment Trusts, or NAREIT, represents net income (computed in accordance with GAAP), excluding gains from sales of property, plus real estate depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. The Company adjusts the NAREIT definition to add back minority interests in the Operating Partnership. FFOM adds back to FFO non-cash amortization of non-real estate related intangible assets associated with purchase accounting. The Company considers FFO and FFOM important supplemental measures of the Company’s operational performance. The Company believes FFO is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. The Company’s methodology may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO and FFOM do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties.

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

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The following tables represent the segment information for the years ended December 31, 2008, 2007 and 2006 (in thousands):

Year ended December 31, 2008:	Property Operations	Design-Build and Development	Unallocated and Other	Total

Revenues:
Rental revenue	$77,799	$—	$—	$77,799
Design-Build contract revenue and other sales	—	253,596	—	253,596
Property management and other fees	3,460	—	—	3,460
Development management and other income	—	885	—	885
Total revenues	81,259	254,481	—	335,740

Operating expenses:
Property operating and management	31,376	—	—	31,376
Costs related to design-build revenue and other sales	—	214,019	—	214,019
Selling, general, and administrative	—	20,141	—	20,141
Total operating expenses	31,376	234,160	—	265,536
	49,883	20,321	—	70,204

Interest and other income, net	597	149	176	922
Corporate general and administrative expenses	—	—	(10,074)	(10,074)
Interest expense	—	—	(25,159)	(25,159)
Provision for income taxes applicable to funds from operations modified	—	—	(3,860)	(3,860)
Non-real estate related depreciation and amortization	—	(1,129)	(230)	(1,359)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	35	—	—	35
Minority interests in real estate partnerships, before real estate related depreciation and amortization	(1,346)	—	—	(1,346)
Funds from operations modified (FFOM)	49,169	19,341	(39,147)	29,363

Amortization of intangibles related to purchase accounting, net of income tax benefit	(169)	(12,918)	5,104	(7,983)
Funds from operations (FFO)	49,000	6,423	(34,043)	21,380

Real estate related depreciation and amortization	(30,201)	—	—	(30,201)
Minority interests in operating partnership	—	—	3,048	3,048
Net income (loss)	$18,799	$6,423	$(30,995)	$(5,773)

Total assets	$545,714	$353,054	$1,322	$900,090

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2007:	Property Operations	Design-Build and Development	Unallocated and Other	Total

Revenues:
Rental revenue	$63,029	$—	$—	$63,029
Design-Build contract revenue and other sales	—	—	—	—
Property management and other fees	3,502	—	—	3,502
Development management and other income	—	290	—	290
Total revenues	66,531	290	—	66,821

Operating expenses:
Property operating and management	25,704	—	—	25,704
Costs related to design-build revenue and other sales	—	—	—	—
Selling, general, and administrative	—	804	—	804
Total operating expenses	25,704	804	—	26,508
	40,827	(514)	—	40,313

Interest and other income, net	592	231	250	1,073
Corporate general and administrative expenses	—	—	(6,561)	(6,561)
Interest expense	—	—	(15,964)	(15,964)
Provision for income taxes applicable to funds from operations modified	—	—	(183)	(183)
Non-real estate related depreciation and amortization	—	—	(159)	(159)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	43	—	—	43
Minority interests in real estate partnerships, before real estate related depreciation and amortization	(200)	—	—	(200)
Funds from operations modified (FFOM)	41,262	(283)	(22,617)	18,362

Amortization of intangibles related to purchase accounting, net of income tax benefit	(169)	—	66	(103)
Funds from operations (FFO)	41,093	(283)	(22,551)	18,259

Real estate related depreciation and amortization	(27,338)	—	—	(27,338)
Minority interests in operating partnership	—	—	2,738	2,738
Net income (loss)	$13,755	$(283)	$(19,813)	$(6,341)

Total assets	$497,917	$5,335	$2,985	$506,237

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Design-Build
	Property	and	Unallocated
Year ended December 31, 2006:	Operations	Development	and Other	Total

Revenues:
Rental revenue	$52,746	$—	$—	$52,746
Design-Build contract revenue and other sales	—	—	—	—
Property management and other fees	2,077	—	—	2,077
Development management and other income	—	133	—	133
Total revenues	54,823	133	—	54,956

Operating expenses:
Property operating and management	19,848	—	—	19,848
Costs related to design-build revenue and other sales	—	—	—	—
Selling, general, and administrative	—	411	—	411
Total operating expenses	19,848	411	—	20,259
	34,975	(278)	—	34,697

Interest and other income, net	599	—	222	821
Corporate general and administrative expenses	—	—	(5,851)	(5,851)
Interest expense	—	—	(14,199)	(14,199)
Loss on early extinguishment of debt	—	—	(37)	(37)
Provision for income taxes applicable to funds from operations modified	—	—	(141)	(141)
Non-real estate related depreciation and amortization	—	—	(68)	(68)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	24	—	—	24
Minority interests in real estate partnerships, before real estate related depreciation and amortization	(199)	—	—	(199)
Discontinued operations, before real estate related depreciation and amortization and gain on sale of real estate property	85	—	(43)	42
Funds from operations modified (FFOM)	35,484	(278)	(20,117)	15,089

Amortization of intangibles related to purchase accounting, net of income tax benefit	(86)	—	33	(53)
Funds from operations (FFO)	35,398	(278)	(20,084)	15,036

Real estate related depreciation and amortization	(30,110)	—	—	(30,110)
Gain on sale of real estate properties	919	—	—	919
Minority interests in operating partnership	—	—	5,058	5,058
Net income (loss)	$6,207	$(278)	$(15,026)	$(9,097)

Total assets	$386,593	$5,335	$1,130	$393,058

7.      Contracts

          Revenue and billings to date on uncompleted contracts, from their inception, as of December 31, 2008 and December 31, 2007 (in thousands):

	December 31, 2008	December 31, 2007

Costs and estimated earnings on uncompleted contracts	$170,322	$—
Billings to date	(180,267)	—
Net billings in excess of costs and estimated earnings	$(9,945)	$—

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          These amounts are included in the consolidated balance sheet at December 31, 2008 and 2007 as shown below (in thousands). At December 31, 2008, the Company had retainage receivables of $8.8 million, which are included in “Tenant and accounts receivable” in the consolidated balance sheets. The Company estimates that $0.8 million of the December 31, 2008, retainages receivable balance will be collected after one year.

	December 31, 2008	December 31, 2007

Costs and estimated earnings in excess of billings (1)	$7,080	$—
Billings in excess of costs and estimated earnings	(17,025)	—
Net billings in excess of costs and estimated earnings	$(9,945)	$—

(1) Included in “Other assets” in the consolidated balance sheet

8.	Goodwill and Intangible Assets

          The Company had goodwill of $180.4 million and $5.3 million at December 31, 2008 and 2007, respectively, and non-amortizing trade names and trademarks intangible assets of $76.0 million at December 31, 2008. Amortizing intangible assets consisted of the following for the periods shown (in thousands):

	As of	As of
	December 31, 2008	December 31, 2007

Acquired signed contracts, net of accumulated amortization of $11,389 in 2008	$1,864	$—
Acquired proposals, net of accumulated amortization of $886 in 2008	5,282	—
Acquired customer relationships, net of accumulated amortization of $644 in 2008	15,088	—
Acquired above market leases, net of accumulated amortization of $748 in 2008 and $516 in 2007	811	1,033
Acquired in place lease value and deferred leasing costs, net of accumulated amortization of $23,573 in 2008 and $17,739 in 2007	17,472	20,359
Acquired ground leases, net of accumulated amortization of $389 in 2008 and $217 in 2007	3,173	3,021
Acquired property management contracts, net of accumulated amortization of $425 in 2008 and $256 in 2007	1,673	1,841
Total amortizing intangible assets, net	$45,363	$26,254

          Amortization expense related to intangibles for the years ended December 31, 2008, 2007, and 2006, was $19.1 million, $6.8 million, and $10.1 million, respectively. The Company expects to recognize amortization expense from the acquired intangible assets of $13.7 million, $7.1 million, $5.4 million, $4.1 million, and $2.7 million for the years ended December 31, 2009, 2010, 2011, 2012, and 2013, respectively, and $12.4 million thereafter. Goodwill, trade names and trademarks are not amortized and are associated with the Design-Build and Development segment.

          The Company performed an annual review of goodwill for impairment as of December 31, 2008 and concluded there was no impairment of goodwill. The Company also performed an annual review for impairment for other non-amortized intangible assets and also concluded there was no impairment. The Company’s methodology to review goodwill impairment, which includes a significant amount of judgment and estimates, provides a reasonable basis to determine whether impairment has occurred. However, many of the factors employed in determining whether or not goodwill is impaired are outside of the Company’s control and it is reasonably likely that assumptions and estimates will change in future periods. These changes can result in future impairments.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The goodwill impairment review involved a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. Fair value was estimated by using two approaches, an income approach and a market approach. Each approach was weighted 50% in the Company’s analysis. The income approach uses the reporting unit’s projected operating results and discounted cash flows using a weighted-average cost of capital that reflects current market conditions, which was 14.5% for the December 31, 2008 review. The cash flow projections use estimates of economic and market information over the projection period, including growth rates in revenues and costs and estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures, and changes in future working capital requirements. The market approach estimates fair value by applying cash flow multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and profitability characteristics. Additionally, the Company reconciled the total of the estimated fair values of all its reporting units to its market capitalization to determine if the sum of the individual fair values is reasonable compared to the external market indicators.

          If the carrying value of the reporting unit is higher than its fair value, then an indication of impairment may exist and a second step must be performed to measure the amount of impairment. The amount of impairment is determined by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of the goodwill calculated in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill, then an impairment charge for the difference would be recorded.

          For non-amortizing intangible assets, the Company estimates fair value by applying an estimated market royalty rate, 2.5% for the December 31, 2008 review, to projected revenues and discounted using a weighted-average cost of capital that reflects current market conditions, which was 14.5% for the December 31, 2008 review.

          The Company’s impairment review as of December 31, 2008 did not result in goodwill impairment.  However, if market and economic conditions deteriorate and cause (1) declines in the Company’s stock price, (2) increases the estimated weighted-average cost of capital, (3) changes in cash flow multiples or projections, or (4) changes in other inputs to goodwill assessment estimates, then a goodwill impairment review may be required prior to the Company’s next annual test.  It is reasonably possible that changes in the numerous variables associated with the judgments, assumptions, and estimates could cause the goodwill or non-amortizing intangible assets to become impaired.  If goodwill or non-amortizing intangible assets are impaired, the Company would be required to record a non-cash charge that could have a material adverse affect on its consolidated financial statements.

          The reporting unit with goodwill has a fair value in excess of carrying value of approximately 4% and the non-amortizing intangible assets have a fair value in excess of carrying value of approximately 13%. It is possible that changes in the numerous variables associated with the judgments, assumptions, and estimates could cause the goodwill or non-amortizing intangible assets to become impaired. If goodwill or non-amortizing intangible assets are impaired, the Company would be required to record a non-cash charge that could have a material adverse affect on its consolidated financial statements, but would not have any adverse effect on the covenant calculations of the Credit Facility (defined in Note 9) or Term Loan (defined in Note 9) or overall compliance with these covenants.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Debt

          Debt consisted of the following (dollars in thousands):

	Outstanding at	Outstanding at	Stated	Interest Rate at
	December 31,	December 31,	Interest	December 31,		Maturity
	2008	2007	Rate	2008		Date	Amortization
Fixed rate secured mortgage loans - wholly-owned properties
Baptist Northwest Medical Park	$2,190	$2,245	8.25%	8.25%		2/1/2011	25 years
Barclay Downs Associates, LLC	4,470	4,550	6.50	6.50		11/15/2012	25 years
Beaufort Medical Plaza, LLC	4,890	5,023	LIBOR + 1.85	5.65	(1)	8/18/2011	39 years
Cogdell Investors (Birkdale), LLC	—	7,490	6.75	—		10/1/2008	25 years
Central New York Medical Center	24,500	24,500	6.22	6.22		7/15/2017	Interest only
East Jefferson Medical Office Building LP	9,188	9,394	6.01	6.01		8/10/2014	25 years
East Jefferson Medical Plaza	11,600	—	LIBOR + 3.75	5.55	(1)	1/31/2012	Interest only
Hanover MOB, LLC	4,818	4,952	6.00	6.00		11/1/2009	25 years
Healthpark Medical Office Building	8,700	8,700	5.35	5.35		1/1/2010	Interest only
Indianapolis MOB, LLC	30,000	30,000	LIBOR + 1.30	6.25	(1)	10/31/2009	Interest only
Medical Arts Center of Orangeburg, GP	2,442	2,536	7.00	7.00		2/15/2009	20 years
Medical Investors I, LLC	—	8,632	LIBOR + 1.85	—		3/10/2008	25 years
Mulberry Medical Park LP	989	1,050	6.49	6.49		4/15/2010	20 years
One Medical Park - HMOB	5,324	5,540	5.93	5.93		11/1/2013	20 years
Parkridge MOB, LLC	13,500	13,500	5.68	5.68		6/1/2017	Interest only	(4)
Peerless Medical Center	7,449	7,538	6.06	6.06		9/1/2016	30 years
Providence Medical Office Building, LLC	8,572	8,802	6.12	6.12		1/12/2013	25 years
River Hills Medical Plaza	4,000	2,973	LIBOR + 3.75	5.53	(1)	12/22/2011	22 years
Rocky Mount Kidney Center LP	1,032	1,071	6.25	6.25		4/21/2009	20 years
Roper MOB, LLC	9,188	9,534	LIBOR + 1.50	6.45	(1)	7/10/2009	18 years
Rowan OSC Investors, LLC	3,322	3,401	6.00	6.00		7/6/2014	25 years
St. Francis CMOB, St. Francis MOB	7,053	7,144	LIBOR + 1.85	5.17	(1)	6/15/2011	39 years
St. Francis Medical Plaza, St. Francis Women’s Center	7,575	7,673	LIBOR + 1.85	5.17	(1)	6/15/2011	39 years
Summit Professional Plaza I and II	15,925	15,925	6.18	6.18		9/1/2017	Interest only
Three Medical Park	7,879	8,073	5.55	5.55		3/25/2014	25 years
Total / weighted average fixed rate secured mortgages	194,606	200,246		5.98

Variable rate secured mortgage loans - wholly-owned properties

Cabarrus Medical Partners, LLC	8,505	8,726	LIBOR + 1.50	3.25	(2)	12/15/2014	25 years
Rocky Mount Medical Park	7,306	7,710	Prime	4.25	(3)	12/15/2010	25 years
Total / weighted average variable rate secured mortgages	15,811	16,436		3.71

Secured revolving credit facility	94,500	49,200	LIBOR + 1.15	1.59		3/10/2011	Interest only
	30,000	30,000	LIBOR + 1.15	4.26	(1)	3/10/2011	Interest only
	124,500	79,200		2.23

Term loan	100,000	—	LIBOR + 3.50	6.32	(1)	3/10/2011	Interest only

Consolidated real estate partnerships
Cogdell Health Campus MOB, LP	10,843	8,833	LIBOR + 1.20	5.23	(1)	3/2/2015	25 years
Genesis Property Holding, LLC (construction loan)	1,702	—	LIBOR + 1.50	1.94		9/26/2018	Interest only
Mebane Medical Investors, LLC (construction loan)	12,200	7,499	LIBOR + 1.30	1.74		5/1/2010	Interest only	(5)
Rocky Mount MOB, LLC	5,362	4,161	6.03	6.03		3/1/2012	25 years
Total / weighted average consolidated real estate partnerships	30,107	20,493		3.77
	465,024	316,375
Unamortized premium	212	329
Total / weighted average rate	$465,236	$316,704		4.83%

(1)	Represents the fixed rate for floating rate loans that have been swapped to fixed.
(2)	Maximum interest of 8.25%; Minimum interest of 3.25%.
(3)	Maximum interest of 7.25%; Minimum interest of 4.25%.
(4)	Interest only through June 2012. Principal and interest payments from July 2012 through June 2017 with a 25 year amortization.
(5)	Interest only through May 2009. Principal and interest payments from June 2009 through May 2010 with a 30 year amortization.

          The LIBOR rate was 0.44% and 4.60% at December 31, 2008 and 2007, respectively. The prime rate was 3.25% and 7.25% at December 31, 2008 and 2007, respectively.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Secured Revolving Credit Facility

          On March 10, 2008, the Company amended and restated its existing revolving credit facility, dated November 1, 2005, among the Company, the Operating Partnership, Bank of America, N.A., Citicorp North America, Inc., Branch Banking and Trust Company, Banc of America Securities LLC, Citigroup Global Markets Inc. and other lenders (the “Credit Facility”). Banc of America Securities LLC is acting as sole lead arranger and sole book manager of the Credit Facility. KeyBank National Association is acting as syndication agent. Branch Banking and Trust Company and Wachovia Bank, N.A are acting as co-documentation agents. Bank of America, N.A., KeyBank National Association, Branch Banking and Trust Company, Wachovia Bank, National Association, M&I Marshall and Ilsley Bank, and Citicorp North America, Inc. are lenders (the “Lenders”) thereunder. The Credit Facility is secured by certain of the Company’s properties and is guaranteed by the Company and certain of its subsidiaries. The Credit Facility matures on March 10, 2011, subject to a one-year extension at the Company’s option conditioned upon the Lenders being satisfied with the Company and its subsidiaries’ financial condition and liquidity, and taking into consideration any payment, extension or refinancing of the Term Loan (as described below). The Credit Facility is cross defaulted against the Term Loan. The Company is subject to customary covenants including, but not limited to, (1) affirmative covenants relating to the Company’s corporate structure and ownership, maintenance of insurance, compliance with environmental laws and preparation of environmental reports, maintenance of the Company’s REIT qualification and listing on the NYSE, (2) negative covenants relating to restrictions on liens, indebtedness, certain investments (including loans and certain advances), mergers and other fundamental changes, sales and other dispositions of property or assets and transactions with affiliates, and (3) financial covenants to be met by the Company at all times including a maximum total leverage ratio (70%), maximum real estate leverage ratio (70%), minimum fixed charge coverage ratio (1.50 to 1.00), maximum total debt to real estate value ratio (90%) and minimum consolidated tangible net worth ($45 million plus 85% of the net proceeds of equity issuances issued after the closing date). The interest rate on loans under the Credit Facility equals, at the Company’s election, either (1) LIBOR (0.44% as of December 31, 2008) plus a margin of between 95 to 140 basis points based on the Company’s leverage ratio or (2) the higher of the federal funds rate plus 50 basis points or Bank of America, N.A.’s prime rate (3.25% as of December 31, 2008).

          As of December 31, 2008, there was $17.5 million available under the Credit Facility. There was $124.5 million outstanding at December 31, 2008 and $8.0 million of availability was restricted related to outstanding letters of credit.

Term Loan

          The Company, through Erdman, has $100.0 million outstanding under a $100.0 million senior secured term facility (the “Term Loan”) to finance the cash portion of the Merger. Keybanc Capital Markets is acting as sole lead arranger and sole book manager of the Term Loan. Bank of America, N.A. is acting as syndication agent. Branch Banking and Trust Company and Wachovia Bank, N.A are acting as co-documentation agents. KeyBank National Association, Bank of America, N.A., Branch Banking and Trust Company, Wachovia Bank, National Association, M&I Marshall and Ilsley Bank, and Citicorp North America, Inc. are lenders thereunder. The Term Loan is secured by the stock and certain accounts receivable of Erdman and is guaranteed by the Company. The Term Loan matures on March 10, 2011, and is subject to a one-time right to a one-year extension at the Company’s option (and the payment of an extension fee). The Term Loan contains customary covenants including, but not limited to, (1) affirmative covenants relating to the Company’s corporate structure and ownership, maintenance of insurance, compliance with environmental laws and preparation of environmental reports, maintenance of the Company’s REIT qualification and listing on the New York Stock Exchange, (2) negative covenants relating to restrictions on liens, indebtedness, certain investments (including loans and certain advances), mergers and other fundamental changes, sales and other dispositions of property or assets and transactions with affiliates, and (3) financial covenants to be met by the Company at all times under the guaranty including a maximum total leverage ratio (70%), maximum real estate leverage ratio (70%), minimum fixed charge coverage ratio (1.50 to 1.00), maximum total debt to real estate value ratio (90%) and minimum consolidated tangible net worth ($45 million plus 85% of the net proceeds of equity issuances), as well as being cross defaulted to the Company’s Credit Facility. The Term Loan has financial covenants relating only to Erdman including a minimum adjusted consolidated EBITDA, as defined in the agreement, of $22.5 million, maximum consolidated senior indebtedness to adjusted consolidated EBITDA (4.25 to 1.00 as of December 31, 2008, decreases to 3.75 to 1.00 on July 1, 2009), maximum consolidated total indebtedness to adjusted consolidated EBITDA (5.50 to 1.00), and minimum adjusted consolidated EBITDA to consolidated fixed charges (2.00 to 1.00).

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The interest rate on loans under the Term Loan equals, at the Company’s election, either (1) LIBOR (0.44% as of December 31, 2008) plus a margin of between 300 to 350 basis points based on certain Erdman performance ratios or (2) (i) the higher of the federal funds rate plus 50 basis points or KeyBank National Association’s prime rate (ii) plus a margin of between 300 to 350 basis points based on certain Erdman performance ratios (3.25% as of December 31, 2008).

Construction Financing

          Genesis Property Holding, LLC, a consolidated real estate partnership, has construction financing related to the Pensacola, Florida, medical office building and cancer center project. The financing provides for an amount up to $16.8 million and for a total term of ten years, inclusive of an 18-month construction period. The loan calls for payments of interest-only during the construction period at a rate of LIBOR plus 1.50% (1.94% as of December 31, 2008). After the construction period, the loan converts to an amortizing loan with monthly payments based on a 25-year amortization schedule. The Company has entered into a forward starting interest rate swap agreement that effectively fixes the interest rate at 6.21% after the construction period through maturity. The loan matures September 2018.

          Mebane Medical Investors, LLC, a consolidated real estate partnership, has construction financing related to the Mebane Medical Office Building project. The credit facility provides financing of up to $13.0 million with an interest rate equal to LIBOR plus 1.30% (1.74% as of December 31, 2008). The mortgage note payable will mature in May 2010 and provides for interest-only payments through May 2009 and principal payments based on a 30-year amortization from June 2009 through the maturity date in May 2010. This facility has two one-year extension options. As of December 31, 2008, there was a total of $12.2 million drawn on the facility.

Mortgage Notes Payable

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

          In September 2008, the Company repaid the remaining principal balance of $8.6 million on the mortgage note payable for Medical Investors I, LLC.

          In October 2008, the Company repaid the remaining principal balance of $7.4 million on the mortgage note payable for Birkdale Medical Village.

          In December 2008, the Company placed a mortgage on the previously unencumbered East Jefferson Medical Plaza, LLC. The $11.6 million note payable requires interest-only payments through January 2012 at an interest rate that has been swapped to a fixed rate of 5.55%.

          In December 2008, the Company refinanced the mortgage note payable for River Hills Medical Associates, LLC. Terms of the note payable require monthly payments of principal and interest through December 2011, at which time the remaining principal is due. The note payable has an interest rate that has been swapped to a fixed rate of 5.53%. As a result of the refinancing, the principal balance was increased by $1.1 million to $4.0 million.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The mortgages are collateralized by property and principal and interest payments are generally made monthly. Scheduled maturities of mortgages, notes payable under the Credit Facility, and Term Loan as of December 31, 2008 are as follows (in thousands):

For the year ending:
2009	$50,577
2010	31,708
2011	250,898
2012	23,137
2013	13,861
Thereafter	94,843
$465,024

          As of December 31, 2008, the Company had approximately $50.6 million of principal and maturity payments due in 2009 related to mortgage note payables. Of this $50.6 million, $30.0 million can be extended for one two-year period at the Company’s conditional option. The Company believes it will be able to refinance the 2009 balloon maturities as a result of the current loan to value ratios at individual properties and preliminary discussions with lenders. In addition, the Company has $52.2 million combined cash and cash equivalents and Credit Facility availability as of December 31, 2008, which exceeds the principal and maturity payments due in 2009.

          At December 31, 2008, the Company was in compliance with all its loan covenants.

10. Derivative Financial Instruments

          Interest rate swap agreements are utilized to reduce exposure to variable interest rates associated with certain mortgage notes payable and credit facilities. These agreements involve an exchange of fixed and floating interest payments without the exchange of the underlying principal amount (the “notional amount”). The interest rate swap agreements are reported at fair value in the consolidated balance sheet within “Other assets” or “Other liabilities” and changes in the fair value, net of tax where applicable, are reported in accumulated other comprehensive income (loss) exclusive of ineffectiveness amounts. The following table summarizes the terms of the agreements and their fair values at December 31, 2008 and 2007 (dollars in thousands):

	Notional Amount as of December 31, 2008
						December 31, 2008		December 31, 2007
Entity		Receive Rate	Pay Rate	Effective Date	Expiration Date	Asset	Liability	Asset	Liability
Genesis Property Holdings, LLC	$16,797	1 Month LIBOR	4.71%	4/1/2010	10/1/2018	$—	$2,365	$—	$—
Cogdell Health Campus MOB, LP	10,970	1 Month LIBOR	4.03%	3/14/2008	3/2/2015	—	1,064	—	—
River Hills Medical Associates, LLC	3,971	1 Month LIBOR	1.78%	1/15/2009	1/31/2012		25	—	—
East Jefferson Medical Plaza	11,600	1 Month LIBOR	1.80%	1/15/2009	12/23/2011	—	81	—	—
Beaufort Medical Plaza, LLC	4,890	1 Month LIBOR	3.80%	8/18/2008	8/18/2011	—	296	—	—
St. Francis Community MOB, LLC	7,053	1 Month LIBOR	3.32%	10/15/2008	6/15/2011	—	331	—	—
St. Francis Medical Plaza, LLC	7,575	1 Month LIBOR	3.32%	10/15/2008	6/15/2011	—	356	—	—
Cogdell Spencer LP	30,000	1 Month LIBOR	3.11%	10/15/2008	3/10/2011	—	1,218	—	—
MEA Holdings, LLC	100,000	1 Month LIBOR	2.82%	4/1/2008	3/1/2011	—	3,458	—	—
Indianapolis MOB LLC	30,000	1 Month LIBOR	4.95%	11/2/2006	10/31/2009	—	1,106	—	689
Roper MOB, LLC	9,188	1 Month LIBOR	4.95%	11/2/2006	7/10/2009	—	221	—	173
River Hills Medical Associates, LLC	2,896	1 Month LIBOR	4.97%	11/2/2006	12/15/2008	—	—	—	29
Cogdell Spencer LP	3,000	1 Month LIBOR	5.06%	8/14/2007	10/31/2008	—	—	—	27
Cogdell Spencer LP	27,000	1 Month LIBOR	5.06%	8/20/2007	10/31/2008	—	—	—	242
Beaufort Medical Plaza, LLC	4,855	1 Month LIBOR	5.01%	10/25/2006	7/25/2008	—	—	—	23
St. Francis Community MOB, LLC	—	1 Month LIBOR	5.11%	9/18/2007	6/15/2008	—	—		25
St. Francis Medical Plaza, LLC	—	1 Month LIBOR	5.11%	9/18/2007	6/15/2008	—	—		27
						$—	$10,521	$—	$1,235

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

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

          The following table presents information about the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Fair Value Measurements as of December 31, 2008
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative financial instruments	$(10,521)	$—	$(10,521)	$—

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

11. Commitments and Contingencies

Construction in Progress

          Construction in progress at December 31, 2008, consisted of the following (dollars in thousands):

Property	Location	Estimated Completion Date	Net Rentable Square Feet	Investment to Date	Estimated Total Investment

St. Luke’s Riverside MOB	Bethlehem, PA	2nd Half 2010	80,000	$1,240	$16,000
The Woodlands Center (1)	Pensacola, FL	4Q 2009	76,000	8,969	24,769
Medical Center Physicians Tower	Jackson, TN	1Q 2010	107,000	416	21,100
Land and pre-construction developments			—	4,689	—
			263,000	$15,314	$61,869

(1) Owned by Genesis Property Holding, LLC, which is a consolidated real estate partnership.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          As of December 31, 2008, the Company has remaining purchase commitments totaling $11.6 million and $0.8 million to be paid during 2009 and 2010, respectively.

Operating Leases

          The Company makes payments under operating lease agreements relating to building leases, equipment leases, and ground leases related to many of the Company’s properties. Future minimum lease commitments under these leases are as follows:

For the year ending:
2009	$5,531
2010	4,630
2011	4,171
2012	3,871
2013	3,283
Thereafter	34,158
$55,644

          Many of the ground leases effectively limit the Company’s control over various aspects of the operation of the applicable building, restrict the Company’s ability to transfer the building and allow the lessor the right of first refusal to purchase the building and improvements. All the ground leases provide for the property to revert to the lessor for no consideration upon the expiration of the ground lease. At December 31, 2008, the Company holds ground leases that are due to expire between the years 2019 and 2062.

Tax Protection Agreements

          In connection with the formation of the Operation Partnership, the Company entered into a tax protection agreement with the former owners of each contributed property who received Operating Partnership units.

          Pursuant to these agreements, the Company will not sell, transfer or otherwise dispose of any of the properties (each a “protected asset”) or any interest in a protected asset prior to the eighth anniversary of the Company’s initial public offering, which was in 2005, unless:

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

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Employees

          The Company has employment agreements with its executive officers, the terms of which expire at various times through 2013. Such agreements, which have been revised from time to time, provide for salary amounts and cash and equity incentive bonuses that are payable if specified annual management goals or project completions are attained. The aggregate commitment for future salaries at December 31, 2008, excluding bonuses, was approximately $6.2 million.

          In December 2008, the Company implemented a reduction in force plan and approximately 115 jobs were eliminated in January 2009. In December 2008, the company recorded an accrued restructuring and severance expense of approximately $1.5 million related to this plan having met the criteria of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The expense has been recorded to selling, general, and administrative expense.

12. Stockholders Equity

Shares and Units

          An OP Unit and a share of the Company’s common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. An Operating Partnership unit may be redeemed for cash, or, at the Company’s option, exchanged for shares of common stock on a one-for-one basis.

          LTIP units are a special class of partnership interests in the Operating Partnership. Each LTIP unit awarded will be deemed equivalent to an award of one common share under the 2005 long-term stock incentive plan, reducing the availability for other equity awards on a one-for-one basis. The vesting period for LTIP units, if any, will be determined at the time of issuance. Cash distributions on each LTIP unit, whether vested or not, will be the same as those made on the OP Units. Under the terms of the LTIP units, the Operating Partnership will revalue for tax purposes its assets upon the occurrence of certain specified events, and any increase in valuation from the time of grant until such event will be allocated first to the holders of LTIP units to equalize the capital accounts of such holders with the capital accounts of OP unitholders. Once vested, LTIP units are convertible into OP units in the Operating Partnership on a one for one basis.

Dividends and Distributions

          During 2008, the Company paid four quarterly distributions of $0.35 per share or unit for the period ending, totaling $1.40 per share or unit for the year. These quarterly distributions were paid in January, April, July, and October 2008. Total dividends paid to common stockholders during 2008 were $21.1 million and total distributions paid to OP Unitholders, excluding inter-company distributions, totaled $12.0 million.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          On December 29, 2008, the Company announced that its Board of Directors had declared a quarterly dividend of $0.225 per share and operating partnership unit that was paid in cash on January 30, 2009 to holders of record on January 14, 2009.

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

13. Minority Interests

          Minority interests in the Operating Partnership at December 31, 2008 and 2007 were $87.8 million and $44.8 million, respectively.

          As of December 31, 2008, there were 26.9 million OP Units outstanding, of which 17.7 million, or 65.7%, were owned by the Company and 9.2 million, or 34.3%, were owned by other partners, including certain directors, officers and other members of senior management. As of December 31, 2008, the fair market value of the OP Units not owned by the Company was $86.5 million, based on a market value of $9.36 per unit, which was closing stock price of the Company’s shares on December 31, 2008.

          During 2008, 46,231 Operating Partnership units were redeemed by unitholders. The Company, through the Operating Partnership, redeemed the units for cash payments, at the Company’s election, totaling $0.8 million. The per unit redemption prices ranged from $8.78 to $18.64, based on the preceding 10 day average of the Company’s Common Stock price per share.

          During 2008, 136,408 Operating Partnership units were converted to common stock by unitholders at the Company’s election.

          During 2007, 210,366 Operating Partnership units were redeemed by unitholders. The Company, through the Operating Partnership, redeemed the units for cash payments, at the Company’s election, totaling $4.3 million. The per unit redemption prices ranged from $17.68 to $22.22, based on the preceding 10 day average of the Company’s Common Stock price per share.

          Minority interests in real estate partnerships at December 31, 2008 and 2007, relate to Rocky Mount MOB, LLC, Cogdell General Health Campus, LP, Genesis Property Holding, LLC, and Mebane Medical Investors, LLC.

14. Income Taxes

          Erdman, CSA LLC, Consera, and their subsidiaries are taxable entities and their consolidated provision for income taxes consisted of the following for the years ended December 31 (in thousands):

	2008	2007	2006
Current:
Federal	$3,703	$123	$104
State	710	24	16
Total current	4,413	147	120

Deferred:
Federal	(4,765)	(25)	(11)
State	(892)	(5)	(2)
Total deferred	(5,657)	(30)	(13)

Income tax expense (benefit)	$(1,244)	$117	$107

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The effective income tax rate is 39.3%, 39.0%, and 39.4% for the years ended December 31, 2008, 2007, and 2006, respectively. The actual tax provision differed from that computed at the federal statutory corporate rate as follows (in thousands):

	2008	2007	2006
Federal tax (benefit) at 35% statutory rate	$(1,109)	$105	$95
State income taxes, net of federal benefit	(71)	12	13
Other, net	(64)	—	(1)
Income tax expense (benefit)	$(1,244)	$117	$107

          The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below (in thousands):

	2008	2007
Deferred tax assets:
Deferred interest expense	$1,094	$—
Unrealized loss on interest rate swap agreement	1,349	—
Accrued expenses and other items	4,121	—
Total deferred tax assets	6,564	—

Deferred tax liabilities:
Intangibles	(39,993)	(217)
Other items	(747)	—
Total deferred tax liabilities	(40,740)	(217)

Net deferred tax liability	$(34,176)	$(217)

          At December 31, 2008, there was $1.1 million of deferred tax assets related to inter-company interest expense carry forward, which has an unlimited carry forward period. No valuation allowance has been recorded against the deferred tax assets because the Company believes that these deferred tax assets will, more likely than not, be realized. This determination is based largely upon the TRSs’ anticipated future taxable income, as well as the availability of taxable income in the carry back period and the reversal of deferred tax liabilities.

          There was an insignificant amount of penalties or interest recorded during the years ended December 31, 2008, 2007 and 2006. The Company and the TRSs have an insignificant amount of unrecognized tax benefits. For tax years 2005, 2006, 2007, and 2008, the United States federal and state tax returns are open for examination.

15. Incentive and Share-Based Compensation

          The Company’s 2005 Long-Term Stock Incentive Plan (“2005 Incentive Plan”) provides for the grant of incentive awards to employees, directors and consultants to attract and retain qualified individuals and reward them for superior performance in achieving the Company’s business goals and enhancing stockholder value. Awards issuable under the incentive award plan include stock options, restricted stock, dividend equivalents, stock appreciation rights, long-term incentive plan units (“LTIP”), cash performance bonuses and other incentive awards. Only employees are eligible to receive incentive stock options under the incentive award plan. The Company has reserved a total of 1,000,000 shares of common stock for issuance pursuant to the incentive award plan, subject to certain adjustments set forth in the plan. Each LTIP issued under the incentive award plan will count as one share of stock for purposes of calculating the limit on shares that may be issued under the plan and the individual award limit discussed below.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          In February 2008, each non-employee member of the Company’s Board of Directors was granted shares of restricted stock or LTIP units in the Operating Partnership that all vested upon issuance. Messrs. Georgius and Lee and Dr. Smoak were each granted 3,135 LTIP units and Messrs. Jennings and Neugent were each granted 3,135 shares of restricted stock. The restricted stock and LTIP units were valued at $15.00 per share, which was the Company’s closing stock price on the grant date. The Company has recorded compensation expense of $0.2 million.

          In March 2008, the Company issued an aggregate 156,740 LTIP units, of which 20%, or 31,347, vested upon issuance. The remaining 80% will vest if, and when, the Company achieves certain performance standards as provided in the awards. The one time award was granted in recognition of the role played by certain employees in guiding the Company through the Merger. The LTIP units were valued at $15.72 per unit, which was the Company’s closing stock price on the grant date. The Company recorded compensation expense of $0.5 million in March 2008 related to the 20% of the grant that vested. The value of the unvested LTIP units was $2.0 million. Any portions of the unvested LTIP units that are not vested as of December 2015 are forfeited. During 2008, 7,524 LTIP units were forfeited due to a termination of employment. The Company has assessed the probability of the performance conditions being achieved and as a result has accrued and expensed $0.1 million related to expected vesting associated with 2008 Company performance.

          In May 2008, Mr. Cogdell, the Chairman of the Board of Directors of the Company elected to forego his remaining 2008 annual salary. In lieu of receiving his annual salary, Mr. Cogdell was awarded 18,579 LTIP units in the Operating Partnership, under the Company’s 2005 equity incentive plan. The LTIP units were valued at $17.62 per unit, which was the Company’s closing stock price on the grant date. The Company recorded compensation expense of $0.3 million.

          In July 2008, the Company issued an aggregate of 5,153 LTIP units, all of which vested upon issuance, to certain employees based on specific performance goals. The LTIP units were valued at $15.72 per unit, which was the Company’s closing stock price on the grant date. The Company recorded compensation expense of less than $0.1 million and capitalized $0.1 million as a development project cost.

          During 2007, the Company issued 2,500 vested LTIP units. The LTIP units were valued at $21.07 per unit and $0.1 million of compensation expense was recorded.

          During 2006, the Company issued 4,000 shares of restricted stock that will vest 25% on January 1, 2007, 2008, 2009, and 2010, respectively. The restricted stock was valued at $20.75 per share and the compensation expense is recognized over the vesting period. The Company recorded compensation expense of less than $0.1 million in 2008 and will record compensation expense of less than $0.1 million in 2009.

          No other stock options, dividend equivalents, or stock appreciation rights were issued or outstanding in 2008, 2007, and 2006.

          The following is a summary of restricted stock and LTIP unit activity for the year ended December 31, 2008 (in thousands, except per share and unit amounts):

	2008
	Restricted Stock	LTIP Unit	Weighted Average Grant Price
Unvested balance at beginning of the period	19	-	$17.59
Granted	6	191	15.87
Vested	(13)	(65)	(16.26)
Forfeited	-	(8)	(15.72)
Unvested balance at end of the period	12	118	$15.89

16. 401(k) Savings Plans

          Cogdell Spencer LP sponsors a 401(k) plan covering substantially all of its employees. The plan provides for matching as well as profit-sharing contributions. Profit-sharing contributions are made at the discretion of management and are allocated to participants based on their level of compensation. Profit-sharing contributions were not paid in 2008, 2007, or 2006. The Company matched 100% of the employees’ contributions to the plan up to a maximum of 4% of compensation in 2008, 2007, or 2006. The 401(k) matching expense for the year ended December 31, 2008, 2007, and 2006 was approximately $0.1 million, $0.1 million, and $0.1 million, respectively.

          Erdman sponsors a 401(k)/profit sharing plan covering substantially all salaried employees. Erdman’s contribution to the plan is determined annually by management and is limited, by law, to 25% of the annual aggregate compensation of those employees eligible for participation in the plan. The total expense charged to “Costs related to contract and other revenues” and “Selling, general, and administrative expenses” for this plan for the year ended December 31, 2008 was approximately $2.7 million and $0.8 million, respectively.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Related Party Transactions

          The Fork Farm, a working farm owned by the Company’s Chairman and founder, periodically hosts events on behalf of the Company. Charges of less than $25,000 for each year ended December 31, 2008, 2007, and 2006 are reflected in “Selling, general, and administrative” expenses in the consolidated statement of operations.

          The Company has certain design-build contracts for the construction of medical facilities with certain entities in which Mr. Lubar, a member of the Company’s Board of Directors, has an indirect ownership interest and is a director. Mr. Lubar resigned as an officer of the entity in 2008. The total contract amount is $30.4 million and construction was in process at the time of the Erdman transaction. For the year ended December 31, 2008, the Company recognized $16.0 million of revenue and as of December 31, 2008, had accounts receivable of $2.1 million and billings in excess of costs and estimated earnings on uncompleted contracts of $2.1 million.

18. Selected Quarterly Financial Information (unaudited)

          The tables below reflect the Company’s selected quarterly information for the Company for the years ended December 31, 2008 and 2007 (in thousands, except per share amounts).

	Three Months Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008

Total revenue	$99,972	$94,019	$98,266	$43,483
Net loss	$(1,042)	$(1,086)	$(1,843)	$(1,802)
Net loss per share - basic and diluted	$(0.06)	$(0.07)	$(0.12)	$(0.13)
Weighted average shares - basic and diluted	17,557	15,747	15,393	14,364

	Three Months Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007

Total revenue	$18,563	$17,298	$15,471	$15,489
Net loss	$(1,335)	$(1,602)	$(1,491)	$(1,913)
Net loss per share - basic and diluted	$(0.11)	$(0.13)	$(0.12)	$(0.23)
Weighted average shares - basic and diluted	11,935	11,934	11,931	8,334

COGDELL SPENCER INC.

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

					Cost Capitalized Subsequent to Acquisition or Development	Gross Amount at Which Carried at December 31, 2008
			Initial Costs
				Building and Improvements (A)						Date Constructed (C)
							Building and Improvements (A)		Accumulated Depreciation		Date Acquired
Property Name	Location	Encumbrances	Land			Land		Total (B)

Verdugo Professional Building I	California	(H)	$1,218	$8,228	$1,032	$1,226	$9,252	$10,478	$1,545	1972	2006
Verdugo Professional Building II	California	(H)	3,531	8,915	968	3,555	9,859	13,414	1,302	1987	2006
Augusta POB I	Georgia	(H)	259	8,431	955	260	9,385	9,645	2,008	1978	2005
Augusta POB II	Georgia	(H)	602	10,646	713	605	11,356	11,961	2,240	1987	2005
Augusta POB III	Georgia	(H)	339	3,986	367	341	4,351	4,692	797	1994	2005
Augusta POB IV	Georgia	(H)	551	4,672	488	554	5,157	5,711	989	1995	2005
Summit Professional Plaza I	Georgia	$5,096	1,180	6,021	8	1,181	6,028	7,209	302	2004	2007
Summit Professional Plaza II	Georgia	10,829	2,000	12,684	174	2,001	12,857	14,858	571	1998	2007
Methodist Professional Center One	Indiana	30,000	—	37,830	1,957	—	39,787	39,787	4,587	1985	2006
Our Lady of Bellefonte	Kentucky	(H)	—	13,938	166	—	14,104	14,104	2,155	1997	2005
East Jefferson Medical Office Building	Louisiana	9,188	—	12,239	445	—	12,684	12,684	2,289	1985	2005
East Jefferson Medical Plaza	Louisiana	11,600	—	16,525	—	—	16,525	16,525	522	1996	2008
Central New York Medical Center	New York	24,500	2,112	32,700	59	2,113	32,758	34,871	1,352	1997	2007
Barclay Downs	North Carolina	4,470	2,084	3,363	344	2,097	3,694	5,791	1,121	1987	2005
Birkdale Medical Village	North Carolina	—	1,087	5,829	119	1,095	5,940	7,035	1,091	1997	2005
Birkdale Retail	North Carolina	(H)	142	992	28	142	1,020	1,162	188	2001	2005
Cabarrus POB	North Carolina	(H)	—	7,446	816	—	8,262	8,262	1,404	1997	2005
Copperfield Medical Mall	North Carolina	(D)	1,380	4,047	121	1,389	4,159	5,548	1,079	1989	2005
Copperfield MOB	North Carolina	(H)	—	9,281	1,563	—	10,844	10,844	1,701	2005	2005
East Rocky Mount Kidney Center	North Carolina	(H)	260	1,194	15	261	1,208	1,469	258	2000	2005
Gaston Professional Center	North Carolina	(H)	—	21,358	1,671	—	23,029	23,029	6,888	1997	2005
Harrisburg Family Physicians Building	North Carolina	—	270	509	93	271	601	872	184	1996	2005
Harrisburg Medical Mall	North Carolina	(D)	441	1,722	56	443	1,776	2,219	348	1997	2005
Lincoln/Lakemont Family Practice Center	North Carolina	—	270	1,025	196	271	1,220	1,491	368	1998	2005
Mallard Crossing Medical Park	North Carolina	(H)	1,256	4,626	336	1,266	4,952	6,218	1,046	1997	2005
Mebane Medical Park (I)	North Carolina	12,200	—	15,757	—	—	15,757	15,757	352	2008 (J)	2007 (J)
Midland Medical Mall	North Carolina	(D)	288	1,134	87	289	1,220	1,509	266	1998	2005
Mulberry Medical Park	North Carolina	989	—	2,283	128	—	2,411	2,411	670	1982	2005
Northcross Family Medical Practice Building	North Carolina	—	270	498	148	271	645	916	188	1993	2005
Randolph Medical Park	North Carolina	—	1,621	5,366	2,042	1,631	7,398	9,029	1,414	1973	2005
Rocky Mount Kidney Center	North Carolina	1,032	198	1,366	51	198	1,417	1,615	291	1990	2005
Rocky Mount Medical Park	North Carolina	7,306	982	9,854	422	990	10,268	11,258	2,821	1991	2005
Rocky Mount MOB (I)	North Carolina	5,362	228	4,990	50	228	5,040	5,268	1,622	2002	2006
Rowan Outpatient Surgery Center	North Carolina	3,322	399	4,666	39	401	4,703	5,104	724	2003	2005
Weddington Internal & Pediatric Medicine	North Carolina	(D)	489	838	17	491	853	1,344	191	2000	2005
Cogdell General Health Campus MOB (I)	Pennsylvania	10,843	—	12,859	137	—	12,996	12,996	1,045	2007 (J)	2006 (J)
Lancaster Rehabilitation Hospital	Pennsylvania	(H)	—	11,748	67	—	11,815	11,815	585	2007 (J)	2006 (J)
190 Andrews	South Carolina	(H)	—	2,663	1,205	—	3,868	3,868	677	1994	2005
Baptist Northwest	South Carolina	2,190	398	2,534	1,291	1,574	2,649	4,223	521	1986	2005
Beaufort Medical Plaza	South Carolina	4,890	—	7,399	141	—	7,540	7,540	1,013	1999	2005
Carolina Forest Medical Plaza	South Carolina	(H)	—	7,416	160	—	7,576	7,576	664	2007 (J)	2006 (J)

COGDELL SPENCER INC.

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

Mary Black Westside	South Carolina	(H)	—	3,922	792	—	4,714	4,714	567	1991	2006
Medical Arts Center of Orangeburg	South Carolina	2,442	605	4,172	328	608	4,497	5,105	848	1984	2005
Mt. Pleasant MOB	South Carolina	(H)	—	3,320	171	—	3,491	3,491	808	2001	2005
One Medical Park - HMOB	South Carolina	5,324	—	8,767	962	—	9,729	9,729	1,340	1984	2005
Parkridge MOB	South Carolina	13,500	—	16,353	671	—	17,024	17,024	1,353	2003	2006
Providence MOB I	South Carolina	(E)	—	5,152	162	—	5,314	5,314	894	1979	2005
Providence MOB II	South Carolina	(E)	—	2,441	138	—	2,579	2,579	354	1985	2005
Providence MOB III	South Carolina	(E)	—	5,459	149	—	5,608	5,608	792	1990	2005
River Hills Medical Plaza	South Carolina	4,000	1,428	4,202	83	1,438	4,275	5,713	670	1999	2005
Roper MOB	South Carolina	9,188	—	11,586	1,740	—	13,326	13,326	2,501	1990	2005
St. Francis Community Medical Office Building	South Carolina	(F)	—	5,934	446	—	6,380	6,380	1,497	2001	2005
St. Francis Medical Plaza	South Carolina	(G)	—	8,007	374	—	8,381	8,381	1,084	1998	2005
St. Francis MOB	South Carolina	(F)	—	5,522	1,212	—	6,734	6,734	1,367	1984	2005
St. Francis Women’s Center	South Carolina	(G)	—	7,352	520	—	7,872	7,872	936	1991	2005
Three Medical Park	South Carolina	7,879	—	10,405	1,663	—	12,068	12,068	1,564	1988	2005
West Medical I	South Carolina	(H)	—	3,792	1,596	—	5,388	5,388	1,431	2003	2005
Healthpark Medical Office Building	Tennessee	8,700	1,862	13,223	29	1,862	13,252	15,114	465	2004	2007
Peerless Medical Center	Tennessee	7,449	645	8,722	14	645	8,736	9,381	247	2006	2007
Hanover Medical Office Building	Virginia	4,818	970	9,890	1,068	976	10,952	11,928	997	1993	2006
St. Mary’s MOB North	Virginia	—	—	3,880	95	—	3,975	3,975	191	1968	2008
Total		(K)	$29,365	$471,679	$30,888	$30,673	$501,259	$531,932	$69,285

(A) - Includes building and improvements, site improvements, furniture, fixtures, and equipment and construction in progress.
(B) - The aggregate cost for federal income tax purposes was $549.9 million as of December 31, 2008. Depreciable lives range from 3-50 years.
(C) - Represents the year in which the property was placed in service.
(D) - Collateral for variable rate mortgage which had a balance of $8.5 million at December 31, 2008.
(E) - Collateral for fixed rate mortgage which had a balance of $8.6 million at December 31, 2008.
(F) - Collateral for variable rate mortgage which had a balance of $7.1 million at December 31, 2008.
(G) - Collateral for variable rate mortgage which had a balance of $7.6 million at December 31, 2008.
(H) - Collateral for the Credit Facility.
(I) - A consolidated, less than 100% owned, real estate partnership.
(J) - Represents development property, thus Date Acquired reflects the initiation of the first phase of construction and Date Constructed reflects when property began operations.
(K) - Total mortgage notes payable on operational properties as of December 31, 2008, was $230.3 million. In addition, the Company had construction financing with a balance of $1.7 million as of December 31, 2008, related to Genesis Property Holding, LLC, a consolidated real estate partnership.

COGDELL SPENCER INC.

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

A summary of activity for real estate properties and accumulated depreciation is as follows:

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Real estate properties:
Balance, beginning of period	$486,279	$361,982	$260,137
Consolidation of Rocky Mount MOB, LLC	—	—	5,221
Property acquisitions	20,405	81,076	90,855
Development projects	15,757	32,096	—
Purchases of minority interests in Operating Partnership	121	2,488	573
Improvements	9,370	8,637	6,589
Disposition	—	—	(1,393)
Balance, end of period	$531,932	$486,279	$361,982

Accumulated depreciation:
Balance, beginning of period	$44,596	$23,664	$2,713
Consolidation of Rocky Mount MOB, LLC	—	—	856
Depreciation	24,689	20,932	20,151
Disposition	—	—	(56)
Balance, end of period	$69,285	$44,596	$23,664

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 9A.	Controls and Procedures
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

Management’s Report on Internal Control over Financial Reporting

          The Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company concluded that its internal control over financial reporting was effective as of December 31, 2008.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting the internal controls of Erdman, which were acquired by the Company on March 10, 2008 and are included in the Company’s consolidated financial statements for the period from the dates of acquisition through year end. Such exclusion was in accordance with SEC guidance that an assessment of a recently acquired business may be omitted in management’s report on internal controls over financial reporting in the year of acquisition. Total assets of Erdman represented approximately 39% of the Company’s consolidated total assets as of December 31, 2008, and approximately 76% of consolidated revenues for the year then ended.

          The effectiveness of internal control over financial reporting as of December 31, 2008, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cogdell Spencer Inc.
Charlotte, North Carolina

We have audited the internal control over financial reporting of Cogdell Spencer Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at MEA Holdings, Inc. (“Erdman”), which was acquired on March 10, 2008 and whose financial statements constitute approximately 39% of the Company’s consolidated total assets and approximately 76% of consolidated revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2008. Accordingly, our audit did not include the internal control over financial reporting at Erdman. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated March 16, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Raleigh, North Carolina
March 16, 2009

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

          Information required by this Item is hereby incorporated by reference to the material appearing in the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2008.

Guidelines

          The Board of Directors has adopted a Code of Business Ethics, which applies to all employees, officers and directors, including the principal executive officer, principal financial officer and principal accounting officer, and is posted on the Company’s website at www.cogdellspencer.com. The Company intends to satisfy and disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on its Website at the address and location specified above.

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

          Information required by this Item is hereby incorporated by reference to the material appearing in the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2008 under the captions “Election of Directors — Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.”

Item 13.	Certain Relationships, Related Transactions, and Director Independence

          Information required by this Item is hereby incorporated by reference to the material appearing in the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2008.

Item 14.	Principal Accountant Fees and Services

          Information required by this Item is hereby incorporated by reference to the material appearing the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.1
Underwriting Agreement dated September 10, 2008, by and among Cogdell Spencer Inc., Cogdell Spencer LP, Banc of America Securities LLC, KeyBanc Capital Markets Inc. and Citigroup Global Markets Inc., incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2008.

3.1	Articles of Amendment and Restatement of Cogdell Spencer Inc., incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
3.2
First Amendment to First Amended and Restated Agreement of Limited Partnership of Cogdell Spencer LP., incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

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

10.10	Engagement Letter from the Company to Realty Capital International Inc., incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
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

10.26
Amendment No. 2 to the Credit Agreement dated December 31, 2007, by and among Cogdell Spencer LP, Cogdell Spencer Inc., each subsidiary of Cogdell Spencer LP to the Guaranty, each lender signatory thereto and Bank of America, N.A., incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

10.27
Agreement and Plan of Merger, dated January 23, 2008, by and among Cogdell Spencer LP, Goldenboy Acquisitions Corp., MEA Holdings, Inc., Marshall Erdman & Associates, Inc., Marshall Erdman Development, LLC, David Pelisek, David Lubar and Scott Ransom, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008..

10.28
Amendment to Agreement and Plan of Merger, dated March 10, 2008, by and among Cogdell Spencer LP, Goldenboy Acquisitions Corp., MEA Holdings, Inc., Marshall Erdman & Associates, Inc., Marshall Erdman Development, LLC, David Pelisek, David Lubar and Scott Ransom, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.29
Escrow Agreement, dated March 10, 2008, by and between Cogdell Spencer LP, David Pelisek, David Lubar, Scott Ransom and Mellon Investor Services LLC, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.30
Exchange Agent Agreement, dated March 10, 2008, by and between Cogdell Spencer LP, David Pelisek, David Lubar, Scott Ransom and Mellon Investor Services LLC, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.31
Voting Agreement, dated January 23, 2008, by and among the Shareholders (as defined therein) of MEA Holdings, Inc. for the benefit of Cogdell Spencer LP and Goldenboy Acquisitions Corp, incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.32
Voting Agreement, dated January 23, 2008, by and among Baird Capital Partners III Limited Partnership, BCP III Affiliates Fund Limited Partnership, BCP III Special Affiliates Fund Limited Partnership, Lubar Capital LLC, James Cogdell and Frank Spencer, incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.33
Contributing Shareholders Voting Agreement, dated March 10, 2008, by and among James Cogdell, Frank Spencer, David Pelisek, David Lubar and Scott Ransom, incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.34
Director Designation Agreement, dated March 10, 2008, by and between Cogdell Spencer Inc. and David Lubar, incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.35
Registration Rights Agreement, dated March 10, 2008, by and among Cogdell Spencer Inc. and certain persons listed on Schedule I thereto, incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.36
Registration Rights Agreement, dated January 28, 2008, by and among Cogdell Spencer Inc. and KeyBanc Capital Markets Inc. on behalf of the persons listed on Schedule I thereto, incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.37
Guaranty Agreement, dated March 10, 2008, among each of the Guarantors named therein and Bank of America, N.A., incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.38
Intercreditor Agreement, dated March 10, 2008, between Bank of America, N.A. and KeyBank National Association, incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.39
Credit Agreement, dated March 10, 2008, among Cogdell Spencer LP, Cogdell Spencer Inc., Bank of America, N.A., KeyBank National Association, Branch Banking & Trust Company, Wachovia Bank, National Association, each lender signatory thereto and Banc of America Securities LLC, incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.40
Employment Agreement, dated March 1, 2008, between Marshall Erdman & Associates, Inc. and Scott A. Ransom, incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.41
Form of Contribution Agreement by and among Cogdell Spencer Inc., Cogdell Spencer LP and each of the persons set forth on Schedule 1 to Exhibit 10.15, incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.42
Contribution Agreement Side Letter, dated March 10, 2008, by Cogdell Spencer Inc. and Cogdell Spencer LP delivered to David Pelisek, David Lubar and Scott Ransom, incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.43
Senior Secured Term Loan Agreement dated as of March 10, 2008 among Goldenboy Acquisition Corp, the Company, KeyBank National Association, current and future lenders, Bank of America, N.A., Wachovia Bank, National Association, Branch Banking and Trust Company and KeyBank Capital Markets, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.44
Employment Agreement, dated December 1, 2008, by and between Cogdell Spencer Inc., Cogdell Spencer LP and Charles M. Handy, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2008.

10.45
Separation and Release Agreement, dated July 8, 2008, by and between Cogdell Spencer Inc., Cogdell Spencer LP and Heidi Wilson, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on July 14, 2008.

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

(1) Filed herewith

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGDELL SPENCER INC.
Registrant

Date: March 16, 2009	/s/ Frank C. Spencer
Frank C. Spencer
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 16, 2009	/s/ Charles M. Handy
Charles M. Handy
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 16, 2009	/s/ James W. Cogdell
James W. Cogdell
Chairman of the Board of Directors

Date: March 16, 2009	/s/ Frank C. Spencer
Frank C. Spencer
President, Chief Executive Officer and Director

Date: March 16, 2009	/s/ Scott A. Ransom
Scott A. Ransom
President and Chief Executive Officer of Erdman

Date: March 16, 2009	/s/ John R. Georgius
John R. Georgius
Director

Date: March 16, 2009	/s/ Richard B. Jennings
Richard B. Jennings
Director

Date: March 16, 2009	/s/ Christopher E. Lee
Christopher E. Lee
Director

Date: March 16, 2009	/s/ David J. Lubar
David J. Lubar
Director

Date: March 16, 2009	/s/ Richard C. Neugent
Richard C. Neugent
Director

Date: March 16, 2009	/s/ Randolph D. Smoak
Randolph D. Smoak, M.D.
Director