Form 10-Q
period 2009-03-31
Cogdell Spencer Inc.
filed 2009-05-11
CIK 1332896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

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

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐.
(Do not check if a smaller reporting company)

          Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 19,488,061 shares of common stock, par value $.01 per share, outstanding as of May 5, 2009.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	March 31, 2009	December 31, 2008
Assets
Real estate properties:
Land	$30,673	$30,673
Buildings and improvements	502,690	501,259
Less: Accumulated depreciation	(75,447)	(69,285)
Net operating real estate properties	457,916	462,647
Construction in progress	21,881	15,314
Net real estate properties	479,797	477,961
Cash and cash equivalents	12,400	34,668
Restricted cash	12,686	12,964
Tenant and accounts receivable, net of allowance of $204 in 2009 and $194 in 2008	34,701	43,523
Goodwill	108,683	180,435
Trade names and trademarks	41,240	75,969
Intangible assets, net of accumulated amortization of $41,837 in 2009 and $38,054 in 2008	27,144	45,363
Other assets	31,484	29,207
Total assets	$748,135	$900,090

Liabilities and equity
Mortgage notes payable	$243,030	$240,736
Revolving credit facility	112,000	124,500
Term loan	100,000	100,000
Accounts payable	17,978	22,090
Billings in excess of costs and estimated earnings on uncompleted contracts	19,123	17,025
Deferred income taxes	14,510	34,176
Payable to prior Erdman shareholders	18,002	18,002
Other liabilities	48,481	60,567
Total liabilities	573,124	617,096
Commitments and contingencies
Equity:
Cogdell Spencer Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 50,000 shares authorized, none issued or outstanding	—	—
Common stock; $0.01 par value; 200,000 shares authorized, 19,488 and 17,699 shares issued and outstanding in 2009 and 2008, respectively	195	177
Additional paid-in capital	292,971	275,380
Accumulated other comprehensive loss	(5,806)	(5,106)
Accumulated deficit	(152,042)	(77,438)
Total Cogdell Spencer Inc. stockholders’ equity	135,318	193,013
Noncontrolling interests:
Real estate partnerships	4,658	4,657
Operating partnership	35,035	85,324
Total noncontrolling interests	39,693	89,981
Total equity	175,011	282,994
Total liabilities and equity	$748,135	$900,090

See notes to consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Revenues:
Rental revenue	$19,665	$18,691
Design-Build contract revenue and other sales	46,390	23,936
Property management and other fees	850	841
Development management and other income	2,799	19
Total revenues	69,704	43,487
Expenses:
Property operating and management	7,927	7,199
Design-Build contracts and development management	40,165	21,043
Selling, general, and administrative	6,667	4,306
Depreciation and amortization	10,111	9,025
Impairment charges	120,920	—
Total expenses	185,790	41,573
Income (loss) from operations before other income (expense) and income tax benefit	(116,086)	1,914
Other income (expense):
Interest and other income	155	255
Interest expense	(6,025)	(5,096)
Equity in earnings of unconsolidated real estate partnerships	6	3
Total other income (expense)	(5,864)	(4,838)
Loss from operations before income tax benefit	(121,950)	(2,924)
Income tax benefit	19,626	358
Net loss	(102,324)	(2,566)
Net loss (income) attributable to the noncontrolling interest in:
Real estate partnerships	(92)	13
Operating partnership	32,198	752
Net loss attributable to Cogdell Spencer Inc.	$(70,218)	$(1,801)

Net loss per share attributable to Cogdell Spencer Inc. - basic and diluted	$(3.90)	$(0.13)

Weighted average common shares - basic and diluted	17,995	14,364

See notes to consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(unaudited)

			Cogdell Spencer Inc. Stockholders
	Total Equity	Comprehensive Loss	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock	Additional Paid-in Capital	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Real Estate Partnerships

Balance at December 31, 2008	$282,994	$—	$(77,438)	$(5,106)	$177	$275,380	$85,324	$4,657
Comprehensive loss:
Net income (loss)	(102,324)	(102,324)	(70,218)	—	—	—	(32,198)	92
Unrealized gain (loss) on interest rate swaps, net of tax	(164)	(164)	—	(236)	—	—	(108)	180
Comprehensive loss	(102,488)	$(102,488)
Conversion of operating partnership units to common stock	—		—	464	18	17,496	(17,050)	—
Restricted stock and LTIP unit grants	817		—	—	—	79	738	—
Amortization of restricted stock grants	25		—	—	—	16	9	—
Dividends and distributions	(6,337)		(4,386)	—	—	—	(1,680)	(271)
Balance at March 31, 2009	$175,011		$(152,042)	$(5,806)	$195	$292,971	$35,035	$4,658

See notes to consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(unaudited)

			Cogdell Spencer Inc. Stockholders
	Total Equity	Comprehensive Loss	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock	Additional Paid-in Capital	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Real Estate Partnerships
Balance at December 31, 2007	$162,256	$—	$(50,751)	$(884)	$119	$166,901	$44,437	$2,434
Comprehensive loss:
Net loss	(2,566)	(2,566)	(1,801)	—	—	—	(752)	(13)
Unrealized loss on interest rate swaps, net of tax	(1,772)	(1,772)	—	(1,145)	—	—	(568)	(59)
Comprehensive loss	(4,338)	$(4,338)
Issuance of common stock and operating partnership units, net of costs	107,839		—	—	35	53,698	54,106	—
Investment in real estate costs contributed by partner in a consolidated real estate partnership	135		—	—	—	—	—	135
Redemptions of operating partnership units	(120)				—		(120)	—
Restricted stock and LTIP unit grants	728		—	—	—	94	634	—
Amortization of restricted stock grants	25		—	—	—	16	9	—
Dividends and distributions	(8,584)		(5,397)	—	—	—	(3,133)	(54)
Adjustment to record change of interest in the operating partnership due to the issuance of operating partnership units in excess of book value	14,502		—	—	—	14,502	—	—
Balance at March 31, 2008	$272,443		$(57,949)	$(2,029)	$154	$235,211	$94,613	$2,443

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Operating activities:
Net loss	$(102,324)	$(2,566)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	10,111	9,060
Amortization of acquired above market leases and acquired below market leases, net	(131)	(188)
Straight line rental revenue	(118)	(113)
Amortization of deferred finance costs and debt premium	423	135
Deferred income taxes	(19,666)	(562)
Equity-based compensation	842	754
Equity in earnings of unconsolidated real estate partnerships	(6)	(3)
Impairment of intangible assets	120,920	—
Changes in operating assets and liabilities:
Tenant and accounts receivable and other assets	7,119	1,185
Accounts payable and other liabilities	(17,123)	(12,159)
Billings in excess of costs and estimated earnings on uncompleted contracts	2,098	1,741
Net cash provided by (used in) operating activities	2,145	(2,716)
Investing activities:
Business acquisitions, net of cash acquired	—	(124,086)
Investment in real estate properties	(7,048)	(23,255)
Purchase of noncontrolling interests in operating partnership	—	(174)
Proceeds from sales-type capital lease	76	77
Purchase of corporate property, plant and equipment	(1,020)	(47)
Distributions received from unconsolidated real estate partnerships	5	5
Decrease (increase) in restricted cash	278	(21,071)
Net cash used in investing activities	(7,709)	(168,551)
Financing activities:
Proceeds from mortgage notes payable	3,309	—
Repayments of mortgage notes payable	(997)	(717)
Proceeds from revolving credit facility	—	90,500
Repayments to revolving credit facility	(12,500)	(53,700)
Proceeds from term loan	—	100,000
Net proceeds from sale of common stock	—	53,733
Dividends and distributions	(6,022)	(5,737)
Equity contribution from noncontrolling interest in real estate partnerships	—	135
Distributions to noncontrolling interests in real estate partnerships	(271)	(54)
Payment of deferred financing costs	(223)	(2,867)
Net cash provided by (used in) financing activities	(16,704)	181,293
Increase (decrease) in cash and cash equivalents	(22,268)	10,026
Balance at beginning of period	34,668	3,555
Balance at end of period	$12,400	$13,581
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$5,503	$4,874
Cash paid for income taxes	$1	$—
Supplemental cash flow information - noncash investing and financing activities:
Operating Partnership Units converted into common stock	$17,514	$—
Investment in real estate properties included in accounts payable and other liabilities	898	714
Accrued dividends and distributions	6,088	8,551
Operating Partnership Units issued or to be issued in connection with the acquisition of a business or real estate property	—	81,347

See notes to consolidated financial statements.

COGDELL SPENCER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Business Description

          Cogdell Spencer Inc., incorporated in Maryland in 2005, together with its subsidiaries (the “Company”) is a fully-integrated, self-administered, and self-managed real estate investment trust (“REIT”) that invests in specialty office buildings for the medical profession, including medical offices and ambulatory surgery and diagnostic centers. The Company focuses on the ownership, delivery, acquisition, and management of strategically located medical office buildings and other healthcare related facilities in the United States of America. The Company has been built around understanding and addressing the full range of specialized real estate needs of the healthcare industry. The Company operates its business through Cogdell Spencer LP, its operating partnership subsidiary (the “Operating Partnership”), and its subsidiaries. The Company has two segments: (1) Property Operations and (2) Design-Build and Development. Property Operations owns and manages properties and manages properties for third parties. Design-Build and Development provides strategic planning, design, construction, development, and project management services for properties owned by the Company and for third parties.

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

          The Company reviews its interests in entities to determine if the entity’s assets, liabilities, noncontrolling interests and results of activities should be included in the consolidated financial statements in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities,” Emerging Issues Task Force (“EITF”) 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” and Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”

Liquidity

        The current economic environment and the volatility in the credit markets have affected and, most likely, will continue to affect the Company’s results of operations and financial position and in particular, the results of operations and financial position of MEA Holdings, Inc., the parent company of Erdman Company, (together, “Erdman”), a subsidiary of the Company.  In the first quarter of 2009, Erdman experienced delays in client project starts and some contract cancellations, and Erdman could face additional delays and cancellations over the next several quarters.  Should Erdman’s clients continue to delay their project starts into the third quarter of 2009, it is probable that the Company would not be able to meet one or more of the financial covenants applicable to Erdman under the $100.0 million senior secured term facility (the “Term Loan”).  Due to the uncertainty of Erdman’s future operating results, the Company proposed to the Term Loan lenders, and the Term Loan lenders have now executed a term sheet, which expires June 26, 2009, that allows the Company to repay $50.0 million of the outstanding Term Loan principal balance and upon such repayment to amend the Term Loan, as follows:
•	the minimum adjusted consolidated EBITDA covenant will be eliminated,
•	the maximum adjusted consolidated senior indebtedness to adjusted consolidated EBITDA will be modified to 3.50 to 1.00 through March 2011 and 3.00 to 1.00 from April 2011 to final maturity,
•	the interest rate will increase from LIBOR plus 3.50% to LIBOR plus 4.50%, and
•	a payment of a market based modification fee.

        Should the Company decide to move forward with the $50.0 million Term Loan repayment, it will seek to fund such repayment through available cash and cash equivalents, sale of assets, future public and/or private offerings of common or preferred equity or debt, reducing costs and expenditures, joint venture financing, or a combination of these sources.  There can be no assurances that the Company will be successful in raising any required funding.  If the Company is unsuccessful in amending the terms of the Term Loan and violates its financial covenants, this could result in a default under the Term Loan and a default under the secured revolving credit facility (“Credit Facility”).  This could cause the Company’s lenders to accelerate payment of the loans and may have a material adverse effect on the Company’s business, financial condition, and results of operations.

Interim Financial Information

          The financial information for the three months ended March 31, 2009 and 2008 is unaudited, but includes all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for such periods. Operating results for the three months ended March 31, 2009 and 2008 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal years of 2009 or 2008 or any other future period. These condensed consolidated financial statements do not include all disclosures required by GAAP for annual consolidated financial statements. The Company’s audited consolidated financial statements are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Fair Value Measurements

          SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company implemented the requirement of SFAS 157 for its financial assets and liabilities on January 1, 2008. In accordance with FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No 157,” the Company implemented SFAS 157 for all nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption of SFAS No. 157 for non-financial assets and liabilities on January 1, 2009 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

          See Note 6 regarding the write-down of the Company’s goodwill and certain intangible assets to implied fair market value. See Note 8 regarding the fair value of the Company’s interest rate swap agreements.

Per Share Data

          Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective period. There were 4,050 and 10,324 shares of unvested restricted stock outstanding at March 31, 2009 and 2008, respectively, which were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

Concentrations and Credit Risk

          The Company maintains its cash in commercial banks. Balances on deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to specific limits. Balances on deposit in excess of FDIC limits are uninsured. At March 31, 2009, the Company had bank cash balances of $15.9 million in excess of FDIC insured limits.

          One customer accounted for more than 10% of tenant and accounts receivable at March 31, 2009 and 2008. One customer or tenant accounted for more than 10% of revenue for the three months ended March 31, 2009, and no customers or tenants accounted for more than 10% of revenue for the three months ended March 31, 2008.

Recent Accounting Pronouncements

          In December 2007, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 141 (Revised), “Business Combinations — a replacement of FASB Statement No. 141” (“SFAS 141R), which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. The Company implemented SFAS 141R effective January 1, 2009. The adoption of SFAS 141R had no impact on the Company’s balance sheet, statement of operations, or changes in equity on January 1, 2009.

          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51” (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. The Company implemented SFAS 160 effective January 1, 2009 and has applied the presentation and disclosure requirements retrospectively. The adoption of SFAS 160 has resulted in an increase to equity as of December 31, 2008 of $94.0 million for the reclassification of minority interest to equity for noncontrolling interests in consolidated entities. The adoption of SFAS 160 has resulted in a $4.1 million reclassification of Accumulated Other Comprehensive Loss from Cogdell Spencer Inc. stockholder equity to noncontrolling interests as of December 31, 2008. Also, net loss for the three months ended March 31, 2008 has increased by $0.8 million for the reclassification of loss allocated to noncontrolling interests; however, net loss attributable to Cogdell Spencer Inc., loss per common share – basic and diluted were not affected by this reclassification.

        In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 is intended to provide users of financial statements with an enhanced understanding of derivative instruments and hedging activities by having the Company disclose: (1) how and why the Company uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect the Company’s financial position, financial performance and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The adoption of SFAS 161 had no impact on the Company’s balance sheet, statement of operations, or changes in equity on January 1, 2009.

3.	Investments in Real Estate Partnerships

          As of March 31, 2009, the Company had an ownership interest in eight limited liability companies or limited partnerships.

          The following is a description of the unconsolidated entities:

●	Cogdell Spencer Medical Partners LLC, a Delaware limited liability company, founded in 2008, has no assets as of March 31, 2009, and 20.0% owned by the Company;

●	BSB Health/MOB Limited Partnership No. 2, a Delaware limited partnership, founded in 2002, owns nine medical office buildings, and 2.0% owned by the Company;

●	Shannon Health/MOB Limited Partnership No. 1, a Delaware limited partnership, founded in 2001, owns ten medical office buildings, and 2.0% owned by the Company; and

●	McLeod Medical Partners, LLC, a South Carolina limited liability company, founded in 1982, owns three medical office buildings, and 1.1% owned by the Company.

          The following is a description of the consolidated entities:

●	Genesis Property Holdings, LLC, a Florida limited liability company, founded in 2007, has one medical office building under construction, and 40.0% owned by the Company;

●	Cogdell General Health Campus MOB, LP, a Pennsylvania limited partnership, founded in 2006, owns one medical office building, and 80.9% owned by the Company;

●	Mebane Medical Investors, LLC, a North Carolina limited liability company, founded in 2006, owns one medical office building, and 35.1% owned by the Company; and

●	Rocky Mount MOB, LLC, a North Carolina limited liability company, founded in 2002, owns one medical office building, and 34.5% owned by the Company.

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

          The Company’s unconsolidated entities are accounted for under the equity method of accounting based on the Company’s ability to exercise significant influence as the entity’s managing member or general partner. The following is a summary of financial information for the limited liability companies and limited partnerships for the periods indicated. The summary of financial information set forth below reflects the financial position and operations of the unconsolidated real estate partnerships in their entirety, not just the Company’s interest in the entities (in thousands):

	March 31, 2009	December 31, 2008
Financial position:
Total assets	$56,110	$56,262
Total liabilities	49,631	49,831
Members’ equity	6,479	6,431

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Results of operations:
Total revenues	$3,068	$3,068
Operating and general and administrative expenses	1,376	1,417
Net income	235	225

4.	Business Segments

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

          The Company’s management evaluates the operating performance of its operating segments based on funds from operations (“FFO”) and funds from operations modified (“FFOM”). FFO, as defined by the National Association of Real Estate Investment Trusts, or NAREIT, represents net income (computed in accordance with GAAP), excluding gains from sales of property, plus real estate depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. The Company adjusts the NAREIT definition to add back noncontrolling interests in real estate partnerships before real estate related depreciation and amortization. FFOM adds back to FFO non-cash amortization of non-real estate related intangible assets associated with purchase accounting. The Company considers FFO and FFOM important supplemental measures of the Company’s operational performance. The Company believes FFO is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. The Company’s methodology may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO and FFOM do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties.

          The following tables represent the segment information for the three months ended March 31, 2009 and 2008 (in thousands):

Three months ended March 31, 2009:	Property Operations	Design-Build and Development	Unallocated and Other	Total
Revenues:
Rental revenue	$19,665	$—	$—	$19,665
Design-Build contract revenue and other sales	—	46,390	—	46,390
Property management and other fees	850	—	—	850
Development management and other income	—	2,799	—	2,799
Total revenues	20,515	49,189	—	69,704

Certain operating expenses:
Property operating and management	7,927	—	—	7,927
Design-Build contracts and development management	—	40,165	—	40,165
Selling, general, and administrative	—	4,514	—	4,514
Impairment charges	—	120,920	—	120,920
Total certain operating expenses	7,927	165,599	—	173,526
	12,588	(116,410)	—	(103,822)

Interest and other income	141	1	13	155
Corporate general and administrative expenses	—	—	(2,153)	(2,153)
Interest expense	—	—	(6,025)	(6,025)
Benefit from income taxes applicable to funds from operations modified	—	—	18,642	18,642
Non-real estate related depreciation and amortization	—	(193)	(54)	(247)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	9	—	—	9
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(245)	—	—	(245)
Funds from operations modified (FFOM)	12,493	(116,602)	10,423	(93,686)

Amortization of intangibles related to purchase accounting, net of income tax benefit	(42)	(2,482)	984	(1,540)
Funds from operations (FFO)	12,451	(119,084)	11,407	(95,226)

Real estate related depreciation and amortization	(7,343)	—	—	(7,343)
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	245	—	—	245
Net income (loss)	5,353	(119,084)	11,407	(102,324)
Net loss (income) attributable to the noncontrolling interest in:
Real estate partnerships	(92)	—	—	(92)
Operating partnership	—	—	32,198	32,198
Net income (loss) attributable to Cogdell Spencer Inc.	$5,261	$(119,084)	$43,605	$(70,218)

Total assets	$653,839	$93,351	$945	$748,135

Three months ended March 31, 2008:	Property Operations	Design-Build and Development	Unallocated and Other	Total

Revenues:
Rental revenue	$18,691	$—	$—	$18,691
Design-Build contract revenue and other sales	—	23,936	—	23,936
Property management and other fees	841	—	—	841
Development management and other income	—	19	—	19
Total revenues	19,532	23,955	—	43,487

Certain operating expenses:
Property operating and management	7,199	—	—	7,199
Desin-Build conracts and development management	—	21,043	—	21,043
Selling, general, and administrative	—	1,881	—	1,881
Total certain operating expenses	7,199	22,924	—	30,123
	12,333	1,031	—	13,364

Interest and other income	161	40	54	255
Corporate general and administrative expenses	—	—	(2,425)	(2,425)
Interest expense	—	—	(5,096)	(5,096)
Provision for income taxes applicable to funds from operations modified	—	—	(64)	(64)
Non-real estate related depreciation and amortization	—	(115)	(52)	(167)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	6	—	—	6
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(78)	—	—	(78)
Funds from operations modified (FFOM)	12,422	956	(7,583)	5,795

Amortization of intangibles related to purchase accounting, net of income tax benefit	(42)	(1,028)	422	(648)
Funds from operations (FFO)	12,380	(72)	(7,161)	5,147

Real estate related depreciation and amortization	(7,791)	—	—	(7,791)
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	78	—	—	78
Net income (loss)	4,667	(72)	(7,161)	(2,566)
Net loss (income) attributable to the noncontrolling interest in:
Real estate partnerships	13	—	—	13
Operating partnership	—	—	752	752
Net income (loss) attributable to Cogdell Spencer Inc.	$4,680	$(72)	$(6,409)	$(1,801)

Total assets	$561,503	$350,926	$799	$913,228

5.	Contracts

          Revenue and billings to date on uncompleted contracts, from their inception, as of March 31, 2009 and December 31, 2008, are as follows (in thousands):

	March 31, 2009	December 31, 2008

Costs and estimated earnings on uncompleted contracts	$151,752	$165,891
Billings to date	(163,614)	(176,210)
Net billings in excess of costs and estimated earnings	$(11,862)	$(10,319)

          These amounts are included in the consolidated balance sheet at March 31, 2009 and December 31, 2008 as shown below (in thousands). At March 31, 2009 and December 31, 2008, the Company had retainage receivables of $8.7 million and $8.8 million, respectively, which are included in “Tenant and accounts receivable” in the consolidated balance sheets. The Company estimates that $1.3 million of the March 31, 2009 retainages receivable balance will be collected after one year.

	March 31, 2009	December 31, 2008

Costs and estimated earnings in excess of billings (1)	$7,261	$6,706
Billings in excess of costs and estimated earnings	(19,123)	(17,025)
Net billings in excess of costs and estimated earnings	$(11,862)	$(10,319)

(1) Included in “Other assets” in the consolidated balance sheets

6.	Goodwill and Intangible Assets

          As of March 31, 2009, the Company performed an interim impairment review of goodwill and intangible assets related to the Design-Build and Development business segment. The interim review was performed due to a decline in the Company’s stock price, a decline in the cash flow multiples for comparable public engineering and construction companies, and changes in the cash flow projections for the Design-Build and Development business segment resulting from a decline in backlog and delays and cancellations of client building projects. The following table presents information about the Company’s goodwill and certain intangible assets measured at fair value as of March 31, 2009 (in thousands):

	Recorded Value as of March 31, 2009	Fair Value Measurement as of March 31, 2009
Description		Level 1	Level 2	Level 3	Total Losses
Goodwill	$108,683	$—	$—	$108,683	$(71,755)
Trade names and trademarks	41,240	—	—	41,240	(34,728)
Acquired signed contracts	1,398	—	—	5,281	—
Acquired proposals	2,129	—	—	2,129	(1,833)
Acquired customer relationships	1,789	—	—	1,789	(12,604)
	$155,239	$—	$—	$159,122	$(120,920)

          See Note 2 for a discussion of the Company’s accounting policy regarding the fair value of financial and non-financial assets.

          Based on this review, during the first quarter of 2009, the Company recorded a pre-tax, non-cash impairment charge of ($120.9 million) and the Company recognized a non-cash income tax benefit of $19.2 million, resulting in an after-tax impairment charge of ($101.7 million). The Company’s goodwill, amortizing and non-amortizing intangible assets, and deferred tax liabilities associated with the Design-Build and Development business segment have been reduced from the December 31, 2008 carrying amounts as a result of the impairment charge.

          The goodwill impairment review involved a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. Fair value was estimated by using two approaches, an income approach and a market approach. Each approach was weighted 50% in the Company’s analysis. The income approach uses the reporting unit’s projected operating results and discounted cash flows using a weighted-average cost of capital that reflects current market conditions, which was 14.5% for the March 31, 2009, review. The cash flow projections use estimates of economic and market information over the projection period, including growth rates in revenues and costs and estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures, and changes in future working capital requirements. The market approach estimates fair value by applying cash flow multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and profitability characteristics. Additionally, the Company reconciled the total of the estimated fair values of all its reporting units to its market capitalization to determine if the sum of the individual fair values is reasonable compared to the external market indicators.

          If the carrying value of the reporting unit is higher than its fair value, as it was for March 31, 2009, then an indication of impairment may exist and a second step must be performed to measure the amount of impairment. The amount of impairment is determined by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of the goodwill calculated in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill, then an impairment charge for the difference would be recorded.

          For non-amortizing intangible assets, the Company estimates fair value by applying an estimated market royalty rate, 2.0% for the March 31, 2009 review, to projected revenues and discounted using a weighted-average cost of capital that reflects current market conditions, which was 14.5% for the March 31, 2009 review.

          The Company had goodwill of $108.7 million and $180.4 million at March 31, 2009 and December 31, 2008, respectively, and non-amortizing trade names and trademarks intangible assets of $41.2 million and $76.0 million at March 31, 2009 and December 31, 2008, respectively. Amortizing intangible assets consisted of the following for the periods shown (in thousands):

	March 31, 2009	December 31, 2008

Acquired signed contracts, net of accumulated amortization of $11,855 and $11,389 in 2009 and 2008, respectively.	$1,398	$1,864
Acquired proposals, net of accumulated amortization of $2,206 and $886 in 2009 and 2008, respectively.	2,129	5,282
Acquired customer relationships, net of accumulated amortization of $1,339 and $644 in 2009 and 2008, respectively.	1,789	15,088
Acquired above market leases, net of accumulated amortization of $799 and $748 in 2009 and 2008, respectively.	760	811
Acquired in place lease value and deferred leasing costs, net of accumulated amortization of $24,749 and $23,573 in 2009 and 2008, respectively.	16,296	17,472
Acquired ground leases, net of accumulated amortization of $420 and $389 in 2009 and 2008, respectively.	3,142	3,173
Acquired property management contracts, net of accumulated amortization of $467 and $425 in 2009 and 2008, respectively.	1,630	1,673
Total amortizing intangible assets, net	$27,144	$45,363

          Amortization expense related to intangibles for the three months ended March 31, 2009 and 2008 was $3.7 million and $2.7 million, respectively. The Company expects to recognize amortization expense from the acquired intangible assets of $6.6 million, $3.3 million, $2.6 million, $1.4 million, and $1.1 million for the years ended December 31, 2009, 2010, 2011, 2012, and 2013 respectively, and $4.7 million thereafter. Goodwill and trade names and trademarks are not amortized and are associated with the Design-Build and Development business segment.

7.	Mortgage Notes Payable and Borrowing Agreements

Construction Financing

          The Company obtained financing in an amount of $14.8 million from a construction loan on the West Tennessee MOB facility. The loan provides for interest-only payments during the construction period at a rate of one-month LIBOR plus 2.50%. In September 2010, the loan converts to an amortizing loan with monthly payments based on a 25-year amortization schedule at an interest rate of one-month LIBOR plus 2.50%. The Company has entered into a forward starting interest rate swap agreement that effectively fixes the interest rate at 6.19% after the construction period through maturity. The loan matures September 2020.

Mortgage Notes Payable

          In May 2009, the Company refinanced the mortgage note payable for the Medical Arts Center of Orangeburg. There was no change in the principal balance. The interest rate is LIBOR plus 3.25% (3.75% as of March 31, 2009) with a 6.0% minimum interest rate and the maturity date is May 2014.

Scheduled Maturities

          The Company’s mortgages are collateralized by property and principal and interest payments are generally made monthly. Scheduled maturities of mortgages, notes payable under the Credit Facility, and the Term Loan as of March 31, 2009 are as follows (in thousands):

For the period ending:
2009	$49,854
2010	31,781
2011	238,067
2012	23,131
2013	13,855
Thereafter	98,148
454,836
Unamortized premium	194
$455,030

          As of March 31, 2009, the Company had approximately $49.9 million of principal and maturity payments remaining due in 2009 related to mortgage note payables. Of this $49.9 million, $30.0 million can be extended for one two-year period at the Company’s conditional option. The Company believes it will be able to refinance the 2009 balloon maturities as a result of the current loan to value ratios at individual properties and preliminary discussions with lenders. Based on those preliminary discussions, the stated interest rates (LIBOR plus spread or fixed) are comparable to the Company’s weighted average fixed rate at March 31, 2009. In addition, the Company has $42.4 million combined cash and cash equivalents and Credit Facility availability as of March 31, 2009, which exceeds the 2009 principal and maturity payments due in 2009, excluding the $30.0 million referred to above with the conditional extension option.

          At March 31, 2009, the Company believes it was in compliance with all its loan covenants. See “Liquidity and Capital Resources.”

8.	Derivative Financial Instruments

          Interest rate swap agreements are utilized to reduce exposure to variable interest rates associated with certain mortgage notes payable and credit facilities. These agreements involve an exchange of fixed and floating interest payments without the exchange of the underlying principal amount (the “notional amount”). The interest rate swap agreements are reported at fair value in the consolidated balance sheet within “Other assets” or “Other liabilities” and changes in the fair value, net of tax where applicable, are reported in accumulated other comprehensive income (loss) exclusive of ineffectiveness amounts. No interest rate swap agreements were believed to be ineffective as of March 31, 2009. The following table summarizes the terms of the agreements and their fair values at March 31, 2009 and December 31, 2008 (dollars in thousands):

	Notional Amount as of March 31, 2009
				Effective Date	Expiration Date	March 31, 2009		December 31, 2008
Entity		Receive Rate	Pay Rate			Asset	Liability	Asset	Liability
West Tennessee Investors, LLC	$14,770	1 Month LIBOR	3.69%	9/1/2010	3/1/2019	$—	$609	$—	$—
Genesis Property Holdings, LLC	16,797	1 Month LIBOR	4.71%	4/1/2010	10/1/2018	—	2,069	—	2,365
Cogdell Health Campus MOB, LP	10,729	1 Month LIBOR	4.03%	3/14/2008	3/2/2015	—	1,049	—	1,064
River Hills Medical Associates, LLC	3,912	1 Month LIBOR	1.78%	1/15/2009	1/31/2012	—	45	—	25
East Jefferson Medical Plaza	11,600	1 Month LIBOR	1.80%	1/15/2009	12/23/2011	—	149	—	81
Beaufort Medical Plaza, LLC	4,858	1 Month LIBOR	3.80%	8/18/2008	8/18/2011	—	293	—	296
St. Francis Community MOB, LLC	7,007	1 Month LIBOR	3.32%	10/15/2008	6/15/2011	—	335	—	331
St. Francis Medical Plaza, LLC	7,526	1 Month LIBOR	3.32%	10/15/2008	6/15/2011	—	360	—	356
Cogdell Spencer LP	30,000	1 Month LIBOR	3.11%	10/15/2008	3/10/2011	—	1,229	—	1,218
MEA Holdings, LLC	100,000	1 Month LIBOR	2.82%	4/1/2008	3/1/2011	—	3,609	—	3,458
Indianapolis MOB LLC	30,000	1 Month LIBOR	4.95%	11/2/2006	10/31/2009	—	862	—	1,106
Roper MOB, LLC	9,095	1 Month LIBOR	4.95%	11/2/2006	7/10/2009	—	135	—	221
						$—	$10,744	$—	$10,521

          The following table presents information about the Company’s liabilities measured at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy, as defined under SFAS 157 referenced in Note 2, of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Fair Value Measurements as of March 31, 2009
	Total	Level 1	Level 2	Level 3
Liabilities -
Derivative financial instruments	$10,744	$—	$10,744	$—

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

9.	Equity

Cogdell Spencer Inc. Stockholders’ Equity

          The following is a summary of changes of Cogdell Spencer Inc. common stock for the three months ended March 31, 2009 and 2008 (in thousands):

	For the Three Months Ended

	March 31, 2009	March 31, 2008
Common stock balance at beginning of period	17,699	11,948
Issuance of common stock	-	3,449
Conversion of OP units to common stock	1,776	-
Restricted stock grants	13	6
Common stock balance at end of period	19,488	15,403

          The following is net loss attributable to Cogdell Spencer Inc. and transfer from noncontrolling interests for the three months ended March 31, 2009 and 2008 (in thousands):

	2009	2008
Net loss attributable to Cogdell Spencer Inc.	$(70,218)	$(1,801)
Increase in Cogdell Spencer Inc. additional paid-in capital for the conversion of OP units into common stock	17,496	-
Change from net loss attributable to Cogdell Spencer Inc. and transfers from noncontrolling interests	$(52,722)	$(1,801)

Noncontrolling Interests in Operating Partnership

          As of March 31, 2009, there were 27.0 million OP Units outstanding, of which 19.5 million, or 72.2%, were owned by the Company and 7.5 million, or 27.8%, were owned by other partners, including certain directors, officers and other members of senior management. As of March 31, 2009, the fair market value of the OP Units not owned by the Company was $38.7 million, based on a market value of $5.10 per unit, which was the closing stock price of the Company’s shares on March 31, 2009. Cash distributions paid during the three months ended March 31, 2009 were $2.1 million.

Dividends and Distributions

          On March 18, 2009, the Company announced that the Board of Directors had declared a quarterly distribution of $0.225 per share or OP Unit that was paid on April 21, 2009 to stockholders and holders of OP Units of record on March 31, 2009. The distribution covered the first quarter of 2009 and $6.1 million is included in “Other liabilities” in the March 31, 2009 condensed consolidated balance sheet.

10.	Incentive and Share-Based Compensation

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

          In January 2009, the Company issued 500 LTIP units that vested upon issuance. The LTIP units were valued at $9.31 per unit, which was the Company’s closing stock price on the grant date. The Company recorded compensation expense of less than $0.1 million for the three months ended March 31, 2009.

          In February 2009, each non-employee member of the Company’s Board of Directors was granted shares of restricted stock or LTIP units in the Operating Partnership that all vested upon issuance. Messrs. Georgius, Lee, Lubar, and Neugent were each granted 6,569 LTIP units and Mr. Jennings and Dr. Smoak were each granted 6,569 shares of restricted stock. The restricted stock and LTIP units were valued at $6.09 per share, which was the Company’s closing stock price on the grant date. The Company has recorded compensation expense of $0.2 million in connection with these issuances.

          In February 2009, 3,334 LTIP units of previously issued, but unvested, LTIP units became vested based on 2008 Company performance. Compensation expense of $0.1 million was recorded for the year ended December 31, 2008. As of March 31, 2009, there were 114,535 unvested LTIP units that will vest if, and when, the Company achieves certain performance standards as provided in the awards. Any portions of the unvested LTIP units that are not vested as of December 2015 are forfeited. As of March 31, 2009, the Company assessed the probability of the performance conditions being achieved and has recorded no compensation expenses associated with 2009 Company performance.

          In February 2009, the Company issued an aggregate of 80,586 LTIP units, all of which vested upon issuance, to certain employees based on 2008 performance goals. The LTIP units were valued at $6.09 per unit, which was the Company’s closing stock price on the grant date. The Company accrued compensation expense in 2008 related to this issuance.

          In February 2009, the Company issued 4,926 LTIP units that will vest in February 2010 if employment is maintained through February 2010. The LTIP units were valued at $6.09 per unit, which was the Company’s closing stock price on the grant date. The Company will record compensation expense for the year ended December 31, 2009 of less than $0.1 million.

          The following is a summary of restricted stock and LTIP unit activity for the three months ended March 31, 2009 (in thousands, except weighted average grant price):

	Restricted Stock	LTIP Units	Weighted Average Grant Price
Unvested balance at December 31, 2008	12	118	$15.89
Granted	13	112	6.10
Vested	(19)	(111)	6.87
Forfeited	(1)	—	17.00
Unvested balance at end of the period	5	119	$15.43

11. Related Party Transactions

          The Fork Farm, a working farm owned by the Company’s Chairman, periodically hosts events on behalf of the Company. Charges of less than $10,000 for each three month period ended March 31, 2009 and 2008, respectively, are reflected in “Selling, general, and administrative” expenses in the consolidated statement of operations.

          The Company has certain design-build contracts for the construction of two medical facilities with certain entities in which Mr. Lubar, a member of the Company’s Board of Directors, has an indirect ownership interest and is a director. Mr. Lubar resigned as an officer of these entities in 2008. The total contract amount for the two medical facilities was $30.7 million and construction was in process at the time of the Erdman transaction. During 2008, construction was completed on one medical facility. For the three months ended March 31, 2008, the Company recognized $1.6 million of revenue, had accounts receivable of $2.2 million and billings in excess of costs and estimated earnings on uncompleted contracts of $3.3 related to both projects. For the three months ended March 31, 2009, the Company recognized $3.0 million of revenue, had accounts receivable of $0.6 million and no billings in excess of costs and estimated earnings on uncompleted contracts related to the second remaining medical facility still under construction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this discussion and elsewhere in this Quarterly Report on Form 10-Q, the words “believes,” “anticipates,” “projects,” “should,” “estimates,” “expects,” and similar expressions are intended to identify forward-looking statements with the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and in Section 21F of the Securities and Exchange Act of 1934, as amended. Actual results may differ materially due to uncertainties including:

●	the Company’s business strategy;

●	the Company’s ability to comply with financial covenants in its debt instruments;

●	the Company’s access to capital;

●	the Company’s ability to obtain future financing arrangements;

●	estimates relating to the Company’s future distributions;

●	the Company’s understanding of the Company’s competition;

●	the Company’s ability to renew the Company’s ground leases;

●	legislative and regulatory changes (including changes to laws governing the taxation of REITs and individuals);

●	increases in costs of borrowing as a result of changes in interest rates and other factors;

●	the Company’s ability to maintain its qualification as a REIT due to economic, market, legal, tax or other considerations;

●	changes in the reimbursement available to the Company’s tenants by government or private payors;

●	the Company’s tenants’ ability to make rent payments;

●	defaults by tenants;

●	Erdman's customers' access to financing;

●	delays in project starts and cancellations by Erdman's customers;

●	the timing of capital expenditures by healthcare systems and providers;

●	market trends; and

●	projected capital expenditures.

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

Overview

          The Company is a fully-integrated, self-administered, and self-managed real estate investment trust (“REIT”) that invests in specialty office buildings for the medical profession, including medical offices and ambulatory surgery and diagnostic centers. The Company focuses on the ownership, delivery, acquisition, and management of strategically located medical office buildings and other healthcare related facilities in the United States of America. The Company has been built around understanding and addressing the full range of specialized real estate needs of the healthcare industry.

          The Company derives a majority of its revenues from two sources: (1) rents received from tenants under existing leases in Medical Office Buildings (“MOB”) and other healthcare related facilities, and (2) from design-build services for healthcare customers. The Company expects that rental revenue will remain stable due to multi-year, non-cancellable leases with annual rental increases based on CPI. The Company’s design-build revenue is derived from Erdman. The demand for Erdman’s services has been, and will likely continue to be, cyclical in nature. In periods of adverse economic conditions, Erdman’s customers may be unwilling or unable to make capital expenditures, and they may be unable to obtain debt or equity financings for projects. As a result, customers may defer projects to a later date, which could reduce Erdman’s revenues. Due to the current economic environment and the volatility in the credit markets, Erdman is experiencing delays in client project starts and cancellations. As a result, the Company expects its design-build revenue in 2009 to be less than 2008 revenue. As a result, the Company implemented a cost reduction program in December 2008.

          Generally, the Company’s property operating revenues and expenses have remained consistent over time except for growth due to property and business acquisitions. Erdman’s financial results can be affected by the amount and timing of capital spending by healthcare systems and providers, the demand for Erdman’s services in the healthcare facilities market, the availability of construction level financing, and weather at the construction sites. Deterioration of market or economic conditions and volatility in the financial market can influence future revenues, interest, and other costs, and could result in future impairment of goodwill or other intangible assets.

          As of March 31, 2009, the Company performed an interim impairment review of goodwill and intangible assets. The interim review was performed due to a decline in the Company’s stock price, a decline in the cash flow multiples for comparable public engineering and construction companies, and changes in the cash flow projections for the Design-Build and Development business segment resulting from delays and cancellations of customer projects. Based on this review, during the first quarter of 2009, the Company recorded a pre-tax, non-cash impairment charge of ($120.9 million) and the Company recognized a non-cash income tax benefit of $19.2 million, resulting in an after-tax impairment charge of ($101.7 million).

          In January 2009, the Company began construction on a five-story, 107,000 square foot medical office building development project in Jackson, Tennessee. This $21.1 million West Tennessee MOB project is 75% pre-leased and scheduled for completion during first quarter 2010. The Company expects to own approximately 50% of the building through a joint venture with physician investors. The Company obtained financing in an amount of $14.8 million from a construction loan on the West Tennessee MOB facility. The loan provides for interest-only payments during the construction period at a rate of one-month LIBOR plus 2.50%. In September 2010, the loan converts to an amortizing loan with monthly payments based on a 25-year amortization schedule at an interest rate of one-month LIBOR plus 2.50%. The Company has entered into a forward starting interest rate swap agreement that effectively fixes the interest rate at 6.19% after the construction period through maturity. The loan matures September 2020.

          As of March 31, 2009, the Company’s portfolio consisted of 116 medical office buildings and healthcare related facilities, serving 23 hospital systems in 13 states. The Company’s aggregate portfolio at March 31, 2009, was comprised of 62 consolidated wholly-owned and joint venture properties, 3 unconsolidated joint venture properties, and 51 managed medical office buildings. At March 31, 2009, approximately 80.9% of the net rentable square feet of the Company’s wholly-owned properties were situated on hospital campuses. As such, the Company believes that its assets occupy a premier franchise location in relation to local hospitals, providing its properties with a distinct competitive advantage over alternative medical office space in an area. The Company believes that its property locations and relationships with hospitals will allow the Company to capitalize on the increasing healthcare trend of outpatient procedures.

          At March 31, 2009, the Company’s aggregate portfolio contained approximately 5.8 million net rentable square feet, consisting of approximately 3.3 million net rentable square feet from consolidated wholly-owned and joint venture properties, approximately 0.2 million net rentable square feet from unconsolidated joint venture properties, and approximately 2.3 million net rentable square feet from properties owned by third parties and managed by the Company. As of March 31, 2009, the Company’s 61 in-service, consolidated wholly-owned and joint venture properties were approximately 91.5% occupied, with a weighted average remaining lease term of approximately 4.4 years.

Critical Accounting Policies

          The Company’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared on the accrual basis of accounting in conformity with GAAP. All significant intercompany balances and transactions have been eliminated in consolidation.

          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses in the reporting period. The Company’s actual results may differ from these estimates. Management has provided a summary of the Company’s significant accounting policies in Note 2 to the accompanying consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2008. Critical accounting policies are those judged to involve accounting estimates or assumptions that may be material due to the levels of subjectivity and judgment necessary to account for uncertain matters or susceptibility of such matters to change. Other companies in similar businesses may utilize different estimation policies and methodologies, which may impact the comparability of the Company’s results of operations and financial condition to those companies.

Acquisition of Real Estate

          The price that the Company pays to acquire a property is impacted by many factors, including the condition of the buildings and improvements, the occupancy of the building, the existence of above and below market tenant leases, the creditworthiness of the tenants, favorable or unfavorable financing, above or below market ground leases and numerous other factors. Accordingly, the Company is required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on the Company’s estimate of the fair values of such assets and liabilities. This includes determining the value of the buildings and improvements, land, any ground leases, tenant improvements, in-place tenant leases, tenant relationships, the value (or negative value) of above (or below) market leases and any debt assumed from the seller or loans made by the seller to the Company. Each of these estimates requires significant judgment and some of the estimates involve complex calculations. The Company’s calculation methodology is summarized in Note 2 to the consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2008. These allocation assessments have a direct impact on the Company’s results of operations because if the Company were to allocate more value to land there would be no depreciation with respect to such amount or if the Company were to allocate more value to the buildings as opposed to allocating to the value of tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the terms of the leases. Additionally, the amortization of value (or negative value) assigned to above (or below) market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place leases and tenant relationships, which is included in depreciation and amortization in the Company’s consolidated and combined statements of operations.

Acquisition of Business

          The price that the Company pays to acquire a business is impacted by many factors, including projected future cash flows, customer lists, contracts and proposals, trade names and trademarks, condition of property, plant, and equipment, and numerous other factors. Accordingly, the Company is required to make subjective assessments to allocate the purchase price paid to acquire investments in business among the assets acquired and liabilities assumed based on the Company’s estimate of the fair values of such assets and liabilities. This includes determining the value of contacts, proposals, customer lists, workforce, trade names and trademarks, receivables, accruals and reserves, and property, plant, and equipment. Each of these estimates requires significant judgment and some of the estimates involve complex calculations. The Company’s calculation methodology is summarized in Note 2 to the consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2008. These allocation assessments have a direct impact on the Company’s results of operations because if the Company were to allocate more value to goodwill or a non-amortizing intangible asset there would be no amortization with respect to such amount or if the Company were to allocate more value to a longer-lived asset as opposed to allocating to a shorter-lived asset, this amount would be recognized as an expense over a longer period of time.

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

Asset Impairment Valuation

          The Company reviews the carrying value of its properties, investments in real estate partnerships and amortizing intangible assets when circumstances, such as adverse market conditions, indicate a potential impairment may exist. The Company bases its review on an estimate of the future cash flows (excluding interest charges) expected to result from the real estate or business investment’s use and eventual disposition. The Company considers factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If the Company’s evaluation indicates that it may be unable to recover the carrying value of an investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the asset. These losses have a direct impact on the Company’s net income because recording an impairment loss results in an immediate negative adjustment to operating results. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future sales, backlog, occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Because cash flows on properties considered to be long-lived assets to be held and used are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long-term directly decreases the likelihood of recording an impairment loss for properties. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If the Company determines that impairment has occurred, the affected assets must be reduced to their fair value. The Company estimates the fair value of rental properties utilizing a discounted cash flow analysis that includes projections of future revenues, expenses and capital improvement costs, similar to the income approach that is commonly utilized by appraisers.

          The Company reviews the value of goodwill using an income approach and market approach on an annual basis and when circumstances indicate a potential impairment may exist. The Company’s methodology to review goodwill impairment, which includes a significant amount of judgment and estimates, provides a reasonable basis to determine whether impairment has occurred. However, many of the factors employed in determining whether or not goodwill is impaired are outside of the Company’s control and it is likely that assumptions and estimates will change in future periods. These changes can result in future impairments which could be material.

          The goodwill impairment review involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. Fair value is estimated by utilizing two approaches, an income approach and a market approach. The income approach uses the reporting unit’s projected operating results and discounted cash flows using a weighted-average cost of capital that reflects current market conditions. The cash flow projections use estimates of economic and market information over the projection period, including growth rates in revenues and costs and estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures, and changes in future working capital requirements. The market approach estimates fair value by applying cash flow multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and profitability characteristics. Additionally, the Company reconciles the total of the estimated fair values of all its reporting units to its market capitalization to determine if the sum of the individual fair values is reasonable compared to the external market indicators.

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

Results of Operations

          The Company’s loss from operations is generated primarily from operations of its properties and design-build services. The changes in operating results from period to period reflect changes in existing property performance, changes in the number of properties due to development, acquisition, or disposition of properties, and the operating results of the Design-Build and Development business segment. For the three months ended March 31, 2009, a significant proportion of the Company’s loss from operations is due to the ($120.9 million) non-cash impairment charge discussed previously in the “Overview” section.

          The Company acquired Erdman in March 2008 and results for the three months ended March 31, 2008, reflect one month of operating activity related to the Erdman subsidiary, reflecting operations from the acquisition date to March 31, 2008. For the three months ended March 31, 2009, there are three months of operating activity.

Business Segments

          The Company has two identified reportable segments: (1) Property Operations and (2) Design-Build and Development. The Company defines business segments by their distinct customer base and service provided. Each segment operates under a separate management group and produces discrete financial information, which is reviewed by the chief operating decision maker to make resource allocation decisions and assess performance. See Note 4 of the accompanying consolidated financial statements.

Property Summary

          The following is an activity summary of the Company’s property portfolio (excluding unconsolidated partnership properties) for the three months ended March 31, 2009 and 2008 and the year ended December 31, 2008:

	Three Months Ended		Year Ended December 31, 2008
	March 31, 2009	March 31, 2008
Properties at beginning of the period	62	59	59
Acquisitions	—	2	2
Developments	—	—	1
Properties at end of the period	62	61	62

          The above tables include East Jefferson Medical Specialty Building, which is accounted for as a sales-type capital lease.

          A property is considered “in-service” upon the earlier of (1) lease-up and substantial completion of tenant improvements, or (2) one year after cessation of major construction. For portfolio and operational data, a single in-service date is used. For GAAP reporting, a property is placed into service in stages as construction is completed and the property and tenant space is available for its intended use. The Company had one property in lease-up at March 31, 2009 and one property in lease-up at March 31, 2008.

Comparison of the three months ended March 31, 2009 and 2008

Funds from Operations Modified (“FFOM”)

          FFOM, excluding the after-tax impairment charge of $101.7 million, increased $2.3 million, or 39.1%, for the first quarter of 2009 as compared to the first quarter of 2008. The following is a summary of FFOM for the three months ended March 31, 2009 and 2008 (in thousands):

	2009	2008
FFOM attributable to:
Property operations	$12,493	$12,422
Design-Build and development, excluding impairment charge	4,318	956
Unallocated and other, excluding tax benefit of impairment charge	(8,751)	(7,583)
FFOM, excluding impairment charge, net of income tax benefit	8,060	5,795
Impairment charge, net of income tax benefit	(101,746)	—
FFOM	$(93,686)	$5,795

          See Note 4 to the accompanying consolidated financial statements for business segment information and management’s use of FFO and FFOM to evaluate operating performance. The following table presents the reconciliation of FFO and FFOM to net loss, which is the most directly comparable GAAP measure to FFO and FFOM, for the three months ended March 31, 2009 and 2008 (in thousands):

	2009	2008

Net loss	$(102,324)	$(2,566)
Add:
Real estate related depreciation and amortization:
Wholly-owned and consolidated properties	7,340	7,788
Unconsolidated real estate partnerships	3	3
Less:
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(245)	(78)
FFO	(95,226)	5,147
Amortization of intangibles related to purchase accounting, net of income tax benefit	1,540	648
FFOM	$(93,686)	5,795

FFOM attributable to Property Operations

          FFOM attributable to property operations increased $0.1 million, or 0.6%, for the first quarter of 2009 as compared to the first quarter of 2008. The following is a summary of FFOM attributable to property operations for the three months ended March 31, 2009 and 2008 (in thousands):

	2009	2008
Rental revenue	$19,665	$18,691
Property management and other fee revenue	850	841
Property operating and management expenses	(7,927)	(7,199)
Other income (expense)	141	161
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	9	6
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(245)	(78)
FFOM	$12,493	$12,422

          Rental revenue increased $1.0 million, or 5.2%, for the first quarter of 2009 as compared to the first quarter of 2008. The increase is primarily due to two property acquisitions and one completed development property, rental rate increases due to CPI and reimbursable expenses, all offset by a decline in occupancy from 93.7% at March 31, 2008 to 91.5% at March 31, 2009.

          Property operating and management expenses increased $0.7 million, or 10.1%, for the first quarter of 2009 as compared to the first quarter of 2008. The increase is primarily due to two property acquisitions and one completed development property, and increases in real estate property taxes and utilities, which are generally reimbursable from the tenants.

          Noncontrolling interests in real estate partnerships, before real estate depreciation and amortization increased primarily due to the one completed development property, which is 64.9% owned by noncontrolling interests.

FFOM attributable to Design-Build and Development

          FFOM, excluding impairment charge, attributable to Design-Build and Development increased $3.4 million, or 351.8%, for the first quarter of 2009 as compared to the first quarter of 2008. The Company acquired Erdman in March 2008 and results for the three months ended March 31, 2008, reflect one month of operating activity related to the Erdman subsidiary, reflecting operations from the acquisition date to March 31, 2008. Results for the three months ended March 31, 2009, reflect three months of operating activity. The following is a summary of FFOM attributable to Design-Build and Development for the three months ended March 31, 2009 and 2008 (in thousands):

	2009	2008
Design-Build contract revenue and other sales	$46,390	$23,936
Development management and other income	2,799	19
Design-Build contracts and development management expenses	(40,165)	(21,043)
Selling, general, and administrative expenses	(4,514)	(1,881)
Other income (expense)	1	40
Depreciation and amortization	(193)	(115)
FFOM, excluding impairment charge	4,318	956
Impairment charge	(120,920)	—
FFOM	$(116,602)	$956

          Design-Build contract revenue and other sales increased $22.4 million, or 93.8%, for the first quarter of 2009 as compared to the first quarter of 2008. The increase is primarily due to three months of revenue in 2009 compared to one month in 2008, offset by a decrease in the number of active revenue generating construction projects from 43 at March 31, 2008 to 22 at March 31, 2009.

          Development management and other income increased $2.8 million for the first quarter of 2009 as compared to the first quarter of 2008. The increase is due to two active third party development engagements during 2009 compared to zero engagements in 2008. One of the development engagements, which accounted for $2.0 million of the increase, relates to the St. Luke’s Riverside engagement in Bethlehem, Pennsylvania. This was a three building engagement project, of which the Company was to wholly-own or partially-own one of the three buildings. Due to changes in the scope, size, and timing of the project, the Company no longer intends to invest in the building under the original terms. In accordance with the development agreement, the hospital system client was invoiced for all reimbursable projects costs and for development services performed by the Company.

          Design-Build contract and development management expenses increased $19.1 million, or 90.9%, for the first quarter of 2009 as compared to the first quarter of 2008. The increase is primarily due to three months of revenue in 2009 compared to one month in 2008 and costs associated with the St. Luke’s development project described above. These increases were offset by a decrease in the number of active revenue generating construction projects from 43 at March 31, 2008 to 22 at March 31, 2009 and lower subcontractor costs.

          Selling, general, and administrative expenses increased $2.6 million, or 140.0%, for the first quarter of 2009 as compared to the first quarter of 2008. The increase is primarily due to three months of expenses in 2009 compared to one month in 2008, offset by the elimination of incentive compensation and the elimination of certain staff positions.

          Operating margin (defined as FFOM, excluding impairment charge, as a percent of design-build contract revenues, development management, and other income and sales) was 8.7% for the first quarter of 2009 compared to 4.0% for the first quarter of 2008. The increase in operating margin is primarily due to development revenue operating margins being higher than design-build contract revenue operating margins, elimination of incentive compensation, elimination of certain staff positions, and reduced subcontractor costs.

Selling, general, and administrative

          Selling, general, and administrative expenses increased $2.4 million, or 54.8%, for the first quarter of 2009 as compared to the first quarter of 2008. Excluding the increase attributed to the Design-Build and Development segment, which is discussed above, selling, general, and administrative decreased $0.2 million.

Depreciation and amortization

          Depreciation and amortization expenses increased $1.1 million, or 12.0%, for the first quarter of 2009 as compared to the first quarter of 2008. The increase is primarily due to three months of intangible amortization in 2009 associated with the Erdman acquisition compared to one month in 2008 offset by lower amortization of acquired in place lease value as the value associated with properties acquired in 2005 becomes fully amortized.

Impairment charge

          As of March 31, 2009, the Company performed an interim impairment review of goodwill and intangible assets. The interim review was performed due to a decline in the Company’s stock price, a decline in the cash flow multiples for comparable public engineering and construction companies, and changes in the cash flow projections for the Design-Build and Development reporting unit resulting from delays and cancellations of client building projects. Based on this review, during the first quarter of 2009, the Company recorded a pre-tax, non-cash impairment charge of ($120.9 million). There was no such charge in the first quarter of 2008.

Interest expense

          Interest expenses increased $0.9 million, or 18.2%, for the first quarter of 2009 as compared to the first quarter of 2008. The increase is primarily due to three months of interest expenses associated with the Erdman acquisition $100.0 million term debt compared to one month in 2008, offset by lower interest expense on variable rate debt due to lower variable interest rates in the first quarter of 2009 compared to the first quarter of 2008.

Income tax benefit

          The income tax benefit increased $19.3 million for the first quarter of 2009 as compared to the first quarter of 2008. The increase is primarily due to a non-cash income tax benefit associated with the goodwill and intangible asset impairment charge discussed above.

Net loss attributable to the noncontrolling interest in Operating Partnership

          The net loss attributable to the noncontrolling interest in Operating Partnership increased $31.4 million, or 4,181.6%, for the first quarter of 2009 as compared to the first quarter of 2008. The increase is primarily due to the increase in net loss. The noncontrolling interest in Operating Partnership as a percent of total ownership did not change significantly from the first quarter of 2009 compared to the first quarter of 2008.

Cash Flows

Comparison of the three months ended March 31, 2009 and 2008

          Cash provided by operating activities increased $4.9 million for the first quarter of 2009 as compared to the first quarter of 2008 and is summarized below for the three months ended March 31, 2009 and 2008 (in thousands):

	2009	2008
Net loss plus non-cash adjustments	$10,051	$6,517
Changes in operating assets and liabilities	(7,906)	(9,233)
Net cash provided by (used in) operating activities	$2,145	$(2,716)

          The net loss plus non-cash adjustments increased $3.5 million, or 54.2%, for the first quarter of 2009 as compared to the first quarter of 2008. The increase is primarily due to the increased FFOM attributable to Design-Build and Development as discussed above. The changes in operating assets and liabilities decreased $1.3 million, or 14.4%, for the first quarter of 2009 as compared to the first quarter of 2008. The decrease is primarily due to the following: 1) a decrease in Design-Build and Development accounts receivable, which increases cash provided by (used in) operations, 2) a decrease in Design-Build and Development accounts payable, which decreases cash provided by (used in) operations, and 3) severance costs paid in the first quarter of 2009 compared to no such payments in 2008, which decreases cash provided by (used in) operations.

          Cash used in investing activities decreased $160.8 million for the first quarter of 2009 as compared to the first quarter of 2008. The decrease is primarily due to the cash paid for the Erdman transaction in 2008 and for two property acquisition in 2008 compared to zero acquisitions in 2009. The increase in purchases of corporate property, plant, and equipment is primarily due the construction of a steel fabrication facility for Erdman. Erdman is currently leasing a facility and the lease expires in 2009. Investment in real estate properties consisted of the following for the three months ended March 31, 2009 and 2008 (in thousands):

	2009	2008
Development, redevelopment, and acquisitions	$6,321	$21,786
Second generation tenant improvements	671	832
Recurring property capital expenditures	56	637
Investment in real estate properties	$7,048	$23,255

          Cash provided by financing activities decreased $198.0 million for the first quarter of 2009 as compared to the first quarter of 2008. The decrease is primarily due to debt and equity proceeds received in 2008 to finance the Erdman transaction and property acquisitions where as the only proceeds from 2009 related to construction loan funding. During the first quarter of 2009, the Company repaid $12.5 million to the Credit Facility from available cash and cash equivalents.

Construction in Progress

          Construction in progress consisted of the following as March 31, 2009 (dollars in thousands):

Property	Location	Estimated Completion Date	Net Rentable Square Feet	Investment to Date	Estimated Total Investment

The Woodlands Center	Pensacola, FL	4Q 2009	76,000	$12,958	$24,769
Medical Center Physicians Tower	Jackson, TN	1Q 2010	107,000	2,892	21,100
Alamance Regional Cancer Center	Mebane, NC	3Q 2009	8,500	684	1,750
Land and pre-construction developments			—	5,347	—
			191,500	$21,881	$47,619

Liquidity and Capital Resources

As of March 31, 2009, the Company had approximately $12.4 million available in cash and cash equivalents.  The Company is required to distribute at least 90% of the Company’s net taxable income, excluding net capital gains, to the Company’s stockholders on an annual basis due to qualification requirements as a REIT.  Therefore, as a general matter, it is unlikely that the Company will have any substantial cash balances that could be used to meet the Company’s liquidity needs.  Instead, these needs must be met from cash generated from operations and external sources of capital.

        The Company has a $150.0 million secured revolving Credit Facility with a syndicate of financial institutions (including Bank of America, N.A., Citicorp North America, Inc., Branch Banking and Trust Company, Banc of America Securities LLC, and Citigroup Global Markets Inc.) (collectively, the “Lenders”).  The Credit Facility is available to fund working capital and for other general corporate purposes; to finance acquisition and development activity; and to refinance existing and future indebtedness.  The Credit Facility permits the Company to borrow up to $150.0 million of revolving loans, with sub-limits of $25.0 million for swingline loans and $25.0 million for letters of credit.

        The Credit Facility will terminate and all amounts outstanding thereunder shall be due and payable in March 2011.  The Credit Facility provides for a one-year extension at the Company’s option conditioned upon the Lenders being satisfied with the Company and its subsidiaries’ financial condition and liquidity, and taking into consideration any payment, extension or refinancing of the Term Loan.  There can be no assurance if and on what terms the Lenders may be willing to extend the Credit Facility upon its maturity in March 2011.
The Credit Facility also allows for up to $100.0 million of increased availability (to a total aggregate available amount of $250.0 million), at the Company’s option but subject to each Lender’s option to increase its commitment.  The interest rate on loans under the Credit Facility equals, at the Company’s election, either (1) LIBOR (0.50% as of March 31, 2009) plus a margin of between 95 to 140 basis points based on the Company’s total leverage ratio or (2) the higher of the federal funds rate plus 50 basis points or Bank of America, N.A.’s prime rate (3.25% as of March 31, 2009).

        The Credit Facility contains customary terms and conditions for credit facilities of this type, including, but not limited to: (1) affirmative covenants relating to the Company’s corporate structure and ownership, maintenance of insurance, compliance with environmental laws and preparation of environmental reports, maintenance of the Company’s REIT qualification and listing on the New York Stock Exchange, (2) negative covenants relating to restrictions on liens, indebtedness, certain investments (including loans and certain advances), mergers and other fundamental changes, sales and other dispositions of property or assets and transactions with affiliates, and (3) financial covenants to be met by the Company at all times, including a maximum total leverage ratio (70%), maximum real estate leverage ratio (70%), minimum fixed charge coverage ratio (1.50 to 1.00), maximum total debt to real estate value ratio (90%) and minimum consolidated tangible net worth ($45 million plus 85% of the net proceeds of equity issuances issued after the closing date).

        As of March 31, 2009, there was $30.0 million available under the Credit Facility.  There was $112.0 million outstanding at March 31, 2009 and $8.0 million of availability was restricted related to outstanding letters of credit.

        The Company, through Erdman, has $100.0 million outstanding under a $100.0 million Term Loan.  The Term Loan is secured by the stock and certain accounts receivable of Erdman and is guaranteed by the Company.  The Term Loan matures on March 10, 2011, and is subject to a one-time right to a one-year extension at the Company’s option (and the payment of an extension fee).  The Term Loan contains customary covenants similar to the Credit Facility and financial covenants to be met by the Company at all times under the guaranty, including a maximum total leverage ratio (70%), maximum real estate leverage ratio (70%), minimum fixed charge coverage ratio (1.50 to 1.00), maximum total debt to real estate value ratio (90%) and minimum consolidated tangible net worth ($45 million plus 85% of the net proceeds of equity issuances), as well as being cross defaulted to the Company’s Credit Facility.  The Term Loan also has the following financial covenants relating only to Erdman:

Financial Covenant	As of and for the 12 Months Ended March 31, 2009

Minimum adjusted consolidated EBITDA of $22.5 million	$28.0 million

Minimum adjusted consolidated EBITDA to consolidated fixed charges (2.00 to 1.00)	4.29 to 1.00

Maximum consolidated senior indebtedness to adjusted consolidated EBITDA (4.25 to 1.00 as of March 31, 2009, decreases to 3.75 to 1.00 on July 1, 2009)	3.57 to 1.00

Maximum consolidated indebtedness to adjusted consolidated EBITDA (5.50 to 1.00)	3.57 to 1.00

          If the Company were in default under the Credit Facility or the Term Loan, then the Lenders can declare the Company in default under the other agreement as well. As of March 31, 2009, the Company believes that it is in compliance with all of its debt covenants.

If the Company were in default under the Credit Facility or the Term Loan, then the Lenders can declare the Company in default under the other agreement as well.  As of March 31, 2009, the Company believes that it is in compliance with all of its debt covenants.

The current economic environment and the volatility in the credit markets have affected and, most likely, will continue to affect the Company’s results of operations and financial position and in particular, the results of operations and financial position of Erdman.  In the first quarter of 2009, Erdman experienced delays in client project starts and some contract cancellations, and Erdman could face additional delays and cancellations over the next several quarters.  Should Erdman’s clients continue to delay their project starts into the third quarter of 2009, it is probable that the Company would not be able to meet one or more of the financial covenants applicable to Erdman under the Term Loan.  Due to the uncertainty of Erdman’s future operating results, the Company proposed to the Term Loan lenders, and the Term Loan lenders have now executed a term sheet, which expires June 26, 2009, that allows the Company to repay $50.0 million of the outstanding Term Loan principal balance and upon such repayment to amend the Term Loan, as follows:
•	the minimum adjusted consolidated EBITDA covenant will be eliminated,
•	the maximum adjusted consolidated senior indebtedness to adjusted consolidated EBITDA will be modified to 3.50 to 1.00 through March 2011 and 3.00 to 1.00 from April 2011 to final maturity,
•	the interest rate will increase from LIBOR plus 3.50% to LIBOR plus 4.50%, and
•	a payment of a market based modification fee.

Short-Term Liquidity Needs

The Company believes that it will have sufficient capital resources as a result of operations and the borrowings in place to fund ongoing operations and distributions required to maintain REIT compliance. As of March 31, 2009, the Company had approximately $49.9 million of principal and maturity payments remaining due in 2009 related to mortgage note payables.  Of this $49.9 million, $30.0 million can be extended for one two-year period at the Company’s conditional option.  The Company believes it will be able either to extend the 2009 balloon maturities or refinance the remaining loans as a result of the current loan to value ratios at individual properties and preliminary discussions with lenders.  Based on those preliminary discussions, the stated interest rates (LIBOR plus spread or fixed) are comparable to the Company’s weighted average fixed rate at March 31, 2009.  In addition, the Company has approximately $42.4 million combined cash and cash equivalents and Credit Facility availability as of March 31, 2009, which exceeds the 2009 principal and maturity payments due in 2009, excluding the $30.0 million referred to above with the conditional extension option.

Should the Company decide to move forward with the $50.0 million Term Loan repayment, as discussed above, it will seek to fund such repayment through available cash and cash equivalents, sale of assets, future public and/or private offerings of common or preferred equity or debt, reducing costs and expenditures, joint venture financing, or a combination of these sources.  There can be no assurances that the Company will be successful in raising any required funding.  If the Company is unsuccessful in amending the terms of the Term Loan and violates its financial covenants, this could result in a default under the Term Loan and a default under the Credit Facility.  This could cause the Company’s lenders to accelerate payment of the loans and may have a material adverse effect on the Company’s business, financial condition, and results of operations.

As of March 31, 2009, the Company has no outstanding equity commitments to joint ventures formed prior to March 31, 2009.  The Cogdell Spencer Medical Partners LLC acquisition joint venture with Northwestern Mutual has no properties under contract as of March 31, 2009, and thus the Company has no equity commitment to the joint venture as of March 31, 2009.

        The Company intends to have construction financing agreements in place before construction begins on development projects.  Development projects will be either wholly-owned, joint ventured with physicians, or joint ventured with other third parties.  As of March 31, 2009, the Company had no significant redevelopment projects planned for 2009.

On March 18, 2009, the Company announced that the Board of Directors had declared a quarterly dividend of $0.225 per share and OP Unit that was paid in cash on April 21, 2009 to stockholders and holders of OP Units of record on March 31, 2009.  The dividend covered the first quarter of 2009 and totaled $6.3 million.  The dividend and distribution were equivalent to an annual rate of $0.90 per share and OP unit.

Through the fourth quarter of 2008 the Company had funded dividends on its common stock and distributions on OP units through a combination of funds from operations and borrowings under its Credit Facility.  The Company had used borrowings available under its Credit Facility to fund dividend and distribution payments when the timing of the Company’s cash flows available from operations is insufficient to meet distribution requirements.  However, the 2009 first quarter dividend and distribution of $0.225 per common share/OP unit was funded entirely out of funds from operations and the Company expects to curtail borrowings to fund dividends and distributions for the balance of the current calendar year.  Subject to IRS guidelines, the Company is permitted to pay a portion of pay its dividends in the form of common stock in lieu of cash.

Long-Term Liquidity Needs

The Company’s principal long-term liquidity needs consist primarily of new property development, property acquisitions, and principal payments under various mortgages and other credit facilities and non-recurring capital expenditures.  The Company does not expect that its net cash provided by operations will be sufficient to meet all of these long-term liquidity needs.  Instead, the Company expects to finance new property developments and acquisitions through modest cash equity capital contributed by the Company together with traditional secured mortgage financing, as well as through cash equity investments by its tenants or third parties.  In addition, the Company expects to use OP units issued by the Operating Partnership to acquire properties from existing owners seeking a tax deferred transaction.  The Company expects to fund any cash equity capital required for developments, acquisitions, or real estate partnership investments through a combination of cash and cash equivalents and borrowings under its Credit Facility.

Financial markets continue to experience unusual volatility and uncertainty into the second quarter of 2009.  Financial systems throughout the world have become illiquid with banks less willing to lend substantial amounts to other banks and borrowers.  Consequently, there is greater uncertainty regarding the Company’s ability to access the credit market in order to attract financing or capital on reasonable terms or on any terms.  The Company may also issue unsecured debt in the future.  However, with the current deteriorating general economic conditions and the current volatility of the debt and equity markets, there can be no assurance as to the Company’s ability to raise new debt or equity.  To the extent that the Company were in future  to address long-term liquidity needs through dispositions of its properties,  depending on which property were to be sold, the Company may need to structure the sale or disposition as a tax deferred transaction which would require the reinvestment of the proceeds from such transaction in another property, or the proceeds that would be available to the Company from such sales may be reduced by amounts that the Company may owe under the tax protection agreements entered into in connection with the Company’s formation transactions and certain property acquisitions. In addition, the Company’s ability to sell certain of its assets could be adversely affected by the general illiquidity of real estate assets and certain additional factors particular to the Company’s portfolio such as the specialized nature of its target property type, property use restrictions and the need to obtain consents or waivers of rights of first refusal or rights of first offers from ground lessors in the case of sales of its properties that are subject to ground leases.

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

Contractual Obligations

          The following table summarizes the Company’s contractual obligations as of March 31, 2009, including the maturities and scheduled principal repayments and the commitments due in connection with the Company’s ground leases and operating leases for the periods indicated (in thousands):

	Remainder of 2009	2010	2011	2012	2013	Thereafter	Total
Obligation:
Long-term debt principal payments and maturities (1)	$49,854	$31,781	$238,067	$23,131	$13,855	$98,148	$454,836
Standby letters of credit (2)	8,037	—	—	—	—	—	8,037
Interest payments (3)	16,603	14,655	8,727	6,418	5,494	13,866	65,763
Purchase commitments (4)	25,265	8,162	—	—	—	—	33,427
Ground and air rights leases (5)	236	314	314	315	315	9,631	11,125
Operating leases (6)	3,837	4,330	3,867	3,757	2,968	24,527	43,286
Total	$103,832	$59,242	$250,975	$33,621	$22,632	$146,172	$616,474

(1) Includes notes payable under the Company’s Credit Facility.

(2) As collateral for performance, the Company is contingently liable under standby letters of credit, which also reduces the availability under the Credit Facility.
(3) Assumes one-month LIBOR of 0.50% and Prime Rate of 3.25%, which were the rates as of March 31, 2009.

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

(6) Payments under operating lease agreements relate to several of our properties’ equipment and office space leases. The future minimum lease commitments under these leases are as indicated.

Off-Balance Sheet Arrangements

          The Company may guarantee debt in connection with certain of its development activities, including joint ventures, from time to time. As of March 31, 2009, the Company did not have any such guarantees or other off-balance sheet arrangements outstanding.

Real Estate Taxes

          The Company’s leases generally require the tenants to be responsible for all real estate taxes.

Inflation

          The Company’s leases at wholly-owned and consolidated partnership properties generally provide for either indexed escalators, based on CPI or other measures, or to a lesser extent fixed increases in base rents. The leases also contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes. The Company’s property management and related services provided to third parties typically provide for fees based on a percentage of revenues for the month as defined in the related property management agreements. The revenues collected from leases are generally structured as described above, with year over year increases. The Company also pays certain payroll and related costs related to the operations of third party properties that are managed by the Company. Under terms of the related management agreements, these costs are reimbursed by the third party property owners. The Company believes that inflationary increases in expenses will be offset, in part, by the contractual rent increases and tenant expense reimbursements described above.

Seasonality

          Erdman’s business can be subject to seasonality due to weather conditions at construction sites. In addition, construction starts and contract signings can be impacted by the timing of budget cycles at healthcare systems and providers.

Recent Accounting Pronouncements

          For additional information, see Note 2 to the accompanying consolidated financial statements.

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

          As of March 31, 2009, the Company had $455.0 million of consolidated debt outstanding (excluding any discounts or premiums related to assumed debt). Of the Company’s total consolidated debt, $117.3 million, or 25.8%, was variable rate debt that is not subject to variable to fixed rate interest rate swap agreements. Of the Company’s total indebtedness, $337.6 million, or 74.2%, was subject to fixed interest rates, including variable rate debt that is subject to variable to fixed rate swap agreements. The weighted average interest rate for fixed rate debt was 4.91% as of March 31, 2009.
          If LIBOR were to increase by 100 basis points based on March 31, 2009 one-month LIBOR of 0.50%, the increase in interest expense on the Company’s March 31, 2009 variable rate debt would decrease future annual earnings and cash flows by approximately $1.2 million. Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on the Company’s financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, the Company may take actions to further mitigate the Company’s exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in the Company’s financial structure.

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

          During the three months ended March 31, 2009, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

          See the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. There have been no significant changes to the Company’s risk factors during the three months ended March 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          The Company issued 1,776,222 shares of common stock upon redemption of 1,776,222 OP Units during the three months ended March 31, 2009. The issuances of the shares of common stock were exempt from registration under the Securities Act pursuant to the exemption contemplated by Section 4(d) thereof for transactions not involving a public offering.

Issuer Purchases of Equity Securities

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

COGDELL SPENCER INC.
Registrant

Date: May 11, 2009	/s/Frank C. Spencer
Frank C. Spencer
President and Chief Executive Officer

Date: May 11, 2009	/s/Charles M. Handy
Charles M. Handy
Senior Vice President and Chief Financial Officer