Form 10-Q
period 2009-06-30
Cogdell Spencer Inc.
filed 2009-08-10
CIK 1332896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 42,534,980 shares of common stock, par value $.01 per share, outstanding as of August 5, 2009.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	June 30, 2009	December 31, 2008
Assets
Real estate properties:
Land	$30,673	$30,673
Buildings and improvements	504,618	501,259
Less: Accumulated depreciation	(81,612)	(69,285)
Net operating real estate properties	453,679	462,647
Construction in progress	36,419	15,314
Net real estate properties	490,098	477,961
Cash and cash equivalents	13,408	34,668
Restricted cash	13,082	12,964
Tenant and accounts receivable, net of allowance of $204 in 2009 and $194 in 2008	30,318	43,523
Goodwill	108,683	180,435
Trade names and trademarks	41,240	75,969
Intangible assets, net of accumulated amortization of $44,438 in 2009 and $38,054 in 2008	24,542	45,363
Other assets	29,597	29,207
Total assets	$750,968	$900,090

Liabilities and equity
Mortgage notes payable	$255,622	$240,736
Revolving credit facility	80,000	124,500
Term loan	50,000	100,000
Accounts payable	17,504	22,090
Billings in excess of costs and estimated earnings on uncompleted contracts	21,556	17,025
Deferred income taxes	13,706	34,176
Payable to prior Erdman shareholders	18,002	18,002
Other liabilities	46,068	60,567
Total liabilities	502,458	617,096
Commitments and contingencies Equity:
Cogdell Spencer Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 50,000 shares authorized, none issued or outstanding	—	—
Common stock; $0.01 par value; 200,000 shares authorized, 42,526 and 17,699 shares issued and outstanding in 2009 and 2008, respectively	425	177
Additional paid-in capital	369,484	275,380
Accumulated other comprehensive loss	(2,221)	(5,106)
Accumulated deficit	(158,598)	(77,438)
Total Cogdell Spencer Inc. stockholders’ equity	209,090	193,013
Noncontrolling interests:
Real estate partnerships	5,442	4,657
Operating partnership	33,978	85,324
Total noncontrolling interests	39,420	89,981
Total equity	248,510	282,994
Total liabilities and equity	$750,968	$900,090

See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenues:
Rental revenue	$19,662	$19,300	$39,328	$37,991
Design-Build contract revenue and other sales	36,712	78,021	83,101	101,956
Property management and other fees	863	835	1,713	1,672
Development management and other income	227	110	3,027	129
Total revenues	57,464	98,266	127,169	141,748
Expenses:
Property operating and management	7,884	7,841	15,812	15,040
Design-Build contracts and development management	31,242	66,286	71,407	87,330
Selling, general, and administrative	6,675	8,488	13,342	12,789
Depreciation and amortization	8,978	12,380	19,089	21,404
Impairment charges	—	—	120,920	—
Total expenses	54,779	94,995	240,570	136,563

Income (loss) from operations before other income (expense) and income tax benefit (expense)	2,685	3,271	(113,401)	5,185
Other income (expense):
Interest and other income	139	218	295	473
Interest expense	(5,594)	(6,857)	(11,620)	(11,952)
Debt extinguishment and interest rate derivative expense	(2,490)	—	(2,490)	—
Equity in earnings of unconsolidated real estate partnerships	2	5	8	7
Total other income (expense)	(7,943)	(6,634)	(13,807)	(11,472)
Loss from operations before income tax benefit (expense)	(5,258)	(3,363)	(127,208)	(6,287)
Income tax benefit (expense)	2,208	(383)	21,834	(740)
Net loss	(3,050)	(2,980)	(105,374)	(5,547)
Net loss (income) attributable to the noncontrolling interest in:
Real estate partnerships	(48)	48	(141)	62
Operating partnership	783	1,089	32,982	1,841
Net loss attributable to Cogdell Spencer Inc.	$(2,315)	$(1,843)	$(72,533)	$(3,644)

Net loss per share attributable to Cogdell Spencer Inc. - basic and diluted	$(0.09)	$(0.12)	$(3.21)	$(0.24)

Weighted average common shares - basic and diluted	27,088	15,393	22,569	14,879

See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(unaudited)

			Cogdell Spencer Inc. Stockholders
	Total Equity	Comprehensive Loss	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock	Additional Paid-in Capital	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Real Estate Partnerships
Balance at December 31, 2008	$282,994	$—	$(77,438)	$(5,106)	$177	$275,380	$85,324	$4,657
Comprehensive loss:
Net income (loss)	(105,374)	(105,374)	(72,533)	—	—	—	(32,982)	141
Unrealized gain on interest rate swaps, net of tax	4,806	4,806	—	3,359	—	—	531	916
Comprehensive loss	(100,568)	$(100,568)
Issuance of common stock, net of costs	76,527		—	—	230	76,297	—	—
Conversion of operating partnership units to common stock	—		—	(474)	18	17,695	(17,239)	—
Restricted stock and LTIP unit grants	818		—	—	—	80	738	—
Amortization of restricted stock grants	50		—	—	—	32	18	—
Dividends and distributions	(11,311)		(8,627)	—	—	—	(2,412)	(272)

Balance at June 30, 2009	$248,510		$(158,598)	$(2,221)	$425	$369,484	$33,978	$5,442

See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(unaudited)

			Cogdell Spencer Inc. Stockholders
	Total Equity	Comprehensive Loss	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock	Additional Paid-in Capital	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Real Estate Partnerships
Balance at December 31, 2007	$162,256	$—	$(50,751)	$(884)	$119	$166,901	$44,437	$2,434
Comprehensive loss:
Net loss	(5,547)	(5,547)	(3,644)	—	—	—	(1,841)	(62)
Unrealized gain on interest rate swaps, net of tax	1,347	1,347	—	753	—	—	560	34
Comprehensive loss	(4,200)	$(4,200)
Issuance of common stock and operating partnership units, net of costs	111,182		—	—	35	53,738	57,409	—
Investment in real estate costs contributed by partner in a consolidated real estate partnership	206		—	—	—	—	—	206
Redemptions of operating partnership units	(413)				—		(413)	—
Restricted stock and LTIP unit grants	843		—	—	—	94	749	—
Amortization of restricted stock grants	50		—	—	—	32	18	—
Dividends and distributions	(17,198)		(10,788)	—	—	—	(6,331)	(79)
Adjustment to record change of interest in the operating partnership due to the issuance of operating partnership units in excess of book value	14,502		—	—	—	15,305	(803)	—

Balance at June 30, 2008	$267,228		$(65,183)	$(131)	$154	$236,070	$93,785	$2,533

See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	For the Six Months Ended
	June 30, 2009	June 30, 2008

Operating activities:
Net loss	$(105,374)	$(5,547)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	19,089	21,404
Amortization of acquired above market leases and acquired below market leases, net	(255)	(369)
Straight line rental revenue	(235)	(263)
Amortization of deferred finance costs and debt premium	824	482
Deferred income taxes	(21,223)	(1,103)
Equity-based compensation	868	894
Equity in earnings of unconsolidated real estate partnerships	(8)	(7)
Change ini fair value of interest rate swap agreements	(315)	—
Debt extinguishment and interest rate derivative expense	2,490	—
Impairment of intangible assets	120,920	—
Changes in operating assets and liabilities:
Tenant and accounts receivable and other assets	13,264	4,171
Accounts payable and other liabilities	(17,640)	(14,290)
Billings in excess of costs and estimated earnings on uncompleted contracts	4,531	(4,338)
Net cash provided by operating activities	16,936	1,034
Investing activities:
Business acquisitions, net of cash acquired	—	(130,586)
Investment in real estate properties	(20,530)	(28,590)
Purchase of noncontrolling interests in operating partnership	—	(281)
Proceeds from sales-type capital lease	153	153
Purchase of corporate property, plant and equipment	(1,287)	(568)
Distributions received from unconsolidated real estate partnerships	5	5
Increase in restricted cash	(118)	(11,176)
Net cash used in investing activities	(21,777)	(171,043)
Financing activities:
Proceeds from mortgage notes payable	25,940	1,778
Repayments of mortgage notes payable	(11,018)	(1,535)
Proceeds from revolving credit facility	2,000	94,500
Repayments to revolving credit facility	(46,500)	(59,700)
Proceeds from term loan	—	100,000
Repayment of term loan	(50,000)
Net proceeds from sale of common stock	76,527	53,773
Dividends and distributions	(12,143)	(14,244)
Equity contribution from noncontrolling interest in real estate partnerships	—	206
Distributions to noncontrolling interests in real estate partnerships	(272)	(79)
Payment of deferred financing costs	(953)	(3,157)
Net cash provided by (used in) financing activities	(16,419)	171,542
Increase (decrease) in cash and cash equivalents	(21,260)	1,533
Balance at beginning of period	34,668	3,555
Balance at end of period	$13,408	$5,088

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$10,685	$9,534

Cash paid for income taxes	$10	$2,579

Supplemental cash flow information - noncash investing and financing activities:
Operating Partnership Units converted into common stock	$17,714	$—
Investment in real estate properties included in accounts payable and other liabilities	4,455	2,045
Accrued dividends and distributions	5,007	8,633
Operating Partnership Units issued or to be issued in connection with the acquisition of a business or real estate property	—	81,673

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

          The Company reviews its interests in entities to determine if the entity’s assets, liabilities, noncontrolling interests and results of activities should be included in the condensed consolidated financial statements in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities,” Emerging Issues Task Force (“EITF”) 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” and Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”

Interim Financial Statements

          The condensed consolidated financial statements for the three and six months ended June 30, 2009 and 2008 is unaudited, but includes all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for such periods. Operating results for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal years of 2009 or 2008 or any other future period. These condensed consolidated financial statements do not include all disclosures required by GAAP for annual consolidated financial statements. The Company’s audited condensed consolidated financial statements are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and should be read in conjunction with these interim financial statements.

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

          The Company does not hold or issue financial instruments for trading purposes. The Company considers the carrying amounts of cash and cash equivalents, restricted cash, tenant and accounts receivable, accounts payable, and other liabilities to approximate fair value due to the short maturity of these instruments. The Company has estimated the fair value of debt utilizing present value techniques. At June 30, 2009, the carrying amount and estimated fair value of debt was $385.6 million and $380.0 million, respectively. At December 31, 2008, the carrying amount and estimated fair value of debt was $465.2 million and $453.8 million, respectively.

          See Note 6 regarding the write-down of the Company’s goodwill and certain intangible assets to implied fair market value. See Note 8 regarding the fair value of the Company’s interest rate swap agreements.

Concentrations and Credit Risk

          The Company maintains its cash in commercial banks. Balances on deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to specific limits. Balances on deposit in excess of FDIC limits are uninsured. At June 30, 2009, the Company had bank cash balances of $14.8 million in excess of FDIC insured limits.

          One customer accounted for more than 10% of tenant and accounts receivable at June 30, 2009 and 2008. Two customers and one customer accounted for more than 10% of revenue for the three and six months ended June 30, 2009, respectively. Zero customers accounted for more than 10% of revenue for the three and six months ended June 30, 2008.

Subsequent Events

          The Company evaluates significant unusual or infrequent events occurring after the financial statement date through the date the financial statements are issued, or available to be issued, to determine if additional disclosures are needed. As of August 10, 2009, the date the financial statements were available to be issued, no significant events have been identified.

Recent Accounting Pronouncements

          In December 2007, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 141(Revised), “Business Combinations — a replacement of FASB Statement No. 141” (“SFAS 141R), which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. The Company implemented SFAS 141R effective January 1, 2009. The adoption of SFAS 141R had no impact on the Company’s balance sheet, statement of operations, or changes in equity on January 1, 2009.

          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51” (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. The Company implemented SFAS 160 effective January 1, 2009 and has applied the presentation and disclosure requirements retrospectively. The adoption of SFAS 160 has resulted in an increase to equity as of December 31, 2008 of $94.0 million for the reclassification of minority interest to equity for noncontrolling interests in consolidated entities. The adoption of SFAS 160 has resulted in a $4.1 million reclassification of Accumulated Other Comprehensive Loss from Cogdell Spencer Inc. stockholders’ equity to noncontrolling interests as of December 31, 2008. Also, net loss for the three and six months ended June 30, 2008 has increased by $1.1 and $1.9 million for the reclassification of loss allocated to noncontrolling interests; however, net loss per common share attributable to Cogdell Spencer Inc. – basic and diluted was not affected by this reclassification.

          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to provide users of financial statements with an enhanced understanding of derivative instruments and hedging activities by having the Company disclose: (1) how and why the Company uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect the Company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS 161 had no impact on the Company’s balance sheet, statement of operations, or changes in equity on January 1, 2009. See Note 8 for additional disclosures.

          In June 2008, the FASB issued FSP EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-06-1”). FSP EITF 03-06-1 clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per common unit pursuant to the two-class method. FSP EITF 03-06-1 requires the retrospective adjustment of all prior-period earnings per common unit data presented (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of the FSP. As a result, the Company’s unvested LTIP Units and restricted stock are considered participating securities and are included in the computation of basic and diluted earnings per common share of the Company if the effect of applying the if-converted method is dilutive. The adoption of FSP 03-6-1 did not have a material impact on the Company’s computation of earnings per common share.

          In November 2008, the EITF reached a consensus on EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations.” EITF 08-6 states that (1) the determination of the initial carrying value of an equity method investment should be made by applying the cost accumulation model described in SFAS No. 141(R); (2) the other-than-temporary impairment model of APB Opinion No. 18 should be used when testing equity method investments for impairments; (3) share issuances by the investee should be accounted for as if the equity method investor had sold a proportionate share of its investment; and 4) when the investment is no longer within the scope of equity method accounting, the investor should prospectively apply the provisions of SFAS No. 115 and use the carrying amount of the investment as its initial cost. EITF 08-6 is effective for transactions occurring in fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of EITF 08-6 had no impact on the Company’s balance sheet, statement of operations, or changes in equity.

          In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP No. FAS 107-1”). FSP No. FAS 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair-value of financial instruments for interim reporting periods of publicly-traded companies as well as in annual financial statements. FSP No. FAS 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP No. FAS 107-1 is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP No. FAS 107-1 resulted in additional disclosures. See Note 8 for additional disclosures.

          In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which requires an entity to disclose the date through which it has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of SFAS 165 had no impact on the Company’s balance sheet, statement of operations, or changes in equity.

          In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). The objective of SFAS 167 is to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (“FIN 46”) to improve financial reporting by enterprises involved with variable interest entities (“VIE”) and to provide more relevant and reliable information to users of financial statements. SFAS 167 no longer exempts qualifying special-purpose entities from the scope of FIN 46. In addition, the amended guidance requires the continuous reconsideration for determining whether an enterprise is the primary beneficiary of another entity, and ignores kick-out rights unless the rights are held by a single enterprise. Consolidation is required if an entity has power and receives benefits or absorbs losses that are potentially significant to the VIE. However, consolidation is not necessary if power is shared amongst unrelated parties. SFAS 167 requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. SFAS 167 is effective for interim and annual reporting periods beginning after November 15, 2009. The Company does not expect SFAS 167 to have a material impact on the Company’s balance sheet, statement of operations, or changes in equity.

          In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162” (“SFAS 168”). The objective is to replace SFAS 162 and to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 does not change GAAP. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect SFAS 165 to have a material impact on the Company’s balance sheet, statement of operations, or changes in equity.

3.	Investments in Real Estate Partnerships

          As of June 30, 2009, the Company had an ownership interest in eight limited liability companies or limited partnerships.

The following is a description of the unconsolidated entities:

●	Cogdell Spencer Medical Partners LLC, a Delaware limited liability company, founded in 2008, has no assets as of June 30, 2009, and is 20.0% owned by the Company;

●	BSB Health/MOB Limited Partnership No. 2, a Delaware limited partnership, founded in 2002, owns nine medical office buildings, and is 2.0% owned by the Company;

●	Shannon Health/MOB Limited Partnership No. 1, a Delaware limited partnership, founded in 2001, owns ten medical office buildings, and is 2.0% owned by the Company; and

●	McLeod Medical Partners, LLC, a South Carolina limited liability company, founded in 1982, owns three medical office buildings, and is 1.1% owned by the Company.

The following is a description of the consolidated entities:

●	Genesis Property Holdings, LLC, a Florida limited liability company, founded in 2007, has one medical office building under construction, and is 40.0% owned by the Company;

●	Cogdell General Health Campus MOB, LP, a Pennsylvania limited partnership, founded in 2006, owns one medical office building, and is 80.9% owned by the Company;

●	Mebane Medical Investors, LLC, a North Carolina limited liability company, founded in 2006, owns one medical office building, and is 35.1% owned by the Company; and

●	Rocky Mount MOB, LLC, a North Carolina limited liability company, founded in 2002, owns one medical office building, and is 34.5% owned by the Company.

          The Company is the general partner or managing member of these real estate partnerships and manages the properties owned by these entities. The Company may receive design/build revenue, development fees, property management fees, leasing fees, and expense reimbursements from these real estate partnerships. For the consolidated entities, these revenues and fees are eliminated in consolidation.

          The consolidated entities are included in the Company’s condensed consolidated financial statements because the limited partners or non-managing members do not have sufficient participation rights in the partnerships to overcome the presumption of control by the Company as the managing member or general partner. The limited partners or non-managing members have certain protective rights such as the ability to prevent the sale of building, the dissolution of the partnership or limited liability company, or the incurrence of additional indebtedness, in each case subject to certain exceptions.

          The Company has a 2.0% ownership in Shannon Health/MOB Limited Partnership No. 1 and a 2.0% ownership in BSB Health/MOB Limited Partnership No. 2. These ownership interests were assumed as part of the Consera acquisition (see Note 4 to the condensed consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2008). The partnership agreements and tenant leases of the limited partners are designed to give preferential treatment to the limited partners as to the operating cash flows from the partnerships. The Company, as the general partner, does not generally participate in the operating cash flows from these entities other than to receive property management fees. The limited partners can remove the Company as the property manager and as the general partner. Due to the structures of the partnership agreements and tenant lease agreements, the Company reports the properties owned by these two joint ventures as fee managed properties owned by third parties.

          The unconsolidated entities are accounted for under the equity method of accounting based on the Company’s ability to exercise significant influence as the entity’s managing member or general partner. The following is a summary of financial information for the unconsolidated entities for the periods indicated and reflects the financial position and operations of these entities, not just the Company’s interest in the entities (in thousands):

	June 30, 2009	December 31, 2008
Financial position:
Total assets	$56,137	$56,262
Total liabilities	49,575	49,831
Members’ equity	6,562	6,431

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Results of operations:
Total revenues	$3,091	$3,117	$6,232	$6,104
Operating and general and administrative expenses	1,542	1,202	2,859	2,664
Net income	143	525	556	608

4.	Business Segments

          The Company has two identified reportable segments: (1) Property Operations and (2) Design-Build and Development. The Company defines business segments by their distinct customer base and service provided. Each segment operates under a separate management group and produces discrete financial information, which is reviewed by the chief operating decision maker to make resource allocation decisions and assess performance. Inter-segment sales and transfers are accounted for as if the sales and transfers were made to third parties, which involves applying a negotiated fee onto the costs of the services performed. All inter-company balances and transactions are eliminated during the consolidation process.

          The Company’s management evaluates the operating performance of its operating segments based on funds from operations (“FFO”) and funds from operations modified (“FFOM”). FFO, as defined by the National Association of Real Estate Investment Trusts, or NAREIT, represents net income (computed in accordance with GAAP), excluding gains from sales of property, plus real estate depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. The Company adjusts the NAREIT definition to add back noncontrolling interests in real estate partnerships before real estate related depreciation and amortization. FFOM adds back to FFO non-cash amortization of non-real estate related intangible assets associated with purchase accounting. The Company considers FFO and FFOM important supplemental measures of the Company’s operational performance. The Company believes FFO is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. The Company believes that FFOM allows securities analysts, investors and other interested parties in evaluating current period results to results prior to the Erdman transaction. FFO and FFOM are intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO and FFOM exclude depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. The Company’s methodology may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO and FFOM do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties.

          The following tables represent the segment information for the three and six months ended June 30, 2009 and 2008 (in thousands):

Three months ended June 30, 2009:	Property Operations	Design-Build and Development	Intersegment Eliminations	Unallocated and Other	Total

Revenues:
Rental revenue	$19,685	$—	$(23)	$—	$19,662
Design-Build contract revenue and other sales	—	42,009	(5,297)	—	36,712
Property management and other fees	863	—	—	—	863
Development management and other income	—	1,434	(1,207)	—	227
Total revenues	20,548	43,443	(6,527)	—	57,464

Certain operating expenses:
Property operating and management	7,884	—	—	—	7,884
Design-Build contracts and development management	—	35,948	(4,706)	—	31,242
Selling, general, and administrative	—	4,122	(23)	—	4,099
Total certain operating expenses	7,884	40,070	(4,729)	—	43,225
	12,664	3,373	(1,798)	—	14,239

Interest and other income	129	2	—	8	139
Corporate general and administrative expenses	—	—	—	(2,576)	(2,576)
Interest expense	—	—	—	(5,594)	(5,594)
Debt extinguishment and interest rate derivative expense	—	—	—	(2,490)	(2,490)
Benefit from income taxes applicable to funds from operations modified	—	—	—	1,670	1,670
Non-real estate related depreciation and amortization	—	(196)	—	(57)	(253)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	4	—	—	—	4
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(224)	—	—	—	(224)
Funds from operations modified (FFOM)	12,573	3,179	(1,798)	(9,039)	4,915

Amortization of intangibles related to purchase accounting, net of income tax benefit	(42)	(1,338)	—	538	(842)
Funds from operations (FFO)	12,531	1,841	(1,798)	(8,501)	4,073

Real estate related depreciation and amortization	(7,347)	—	—	—	(7,347)
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	224	—	—	—	224
Net income (loss)	5,408	1,841	(1,798)	(8,501)	(3,050)
Net loss (income) attributable to the noncontrolling interest in:
Real estate partnerships	(48)	—	—	—	(48)
Operating partnership	—	—	—	783	783
Net income (loss) attributable to Cogdell Spencer Inc.	$5,360	$1,841	$(1,798)	$(7,718)	$(2,315)

Total assets	$549,460	$200,656	$—	$852	$750,968

Three months ended June 30, 2008:	Property Operations	Design-Build and Development	Intersegment Eliminations	Unallocated and Other	Total

Revenues:
Rental revenue	$19,300	$—	$—	$—	$19,300
Design-Build contract revenue and other sales	—	78,021	—	—	78,021
Property management and other fees	835	—	—	—	835
Development management and other income	—	134	(24)	—	110
Total revenues	20,135	78,155	(24)	—	98,266

Certain operating expenses:
Property operating and management	7,841		—	—	7,841
Design-Build contracts and development management	—	66,286	—	—	66,286
Selling, general, and administrative	—	5,800	—	—	5,800
Total certain operating expenses	7,841	72,086	—	—	79,927
	12,294	6,069	(24)	—	18,339

Interest and other income	151	46	—	21	218
Corporate general and administrative expenses	—	—	—	(2,688)	(2,688)
Interest expense	—	—	—	(6,857)	(6,857)
Benefit from income taxes applicable to funds from operations modified	—	—	—	(1,248)	(1,248)
Non-real estate related depreciation and amortization	—	(306)	—	(66)	(372)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	8	—	—	—	8
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(74)	—	—	—	(74)
Funds from operations modified (FFOM)	12,379	5,809	(24)	(10,838)	7,326

Amortization of intangibles related to purchase accounting, net of income tax benefit	(42)	(4,140)	—	1,631	(2,551)
Funds from operations (FFO)	12,337	1,669	—	(9,207)	4,775

Real estate related depreciation and amortization	(7,829)	—	—	—	(7,829)
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	74	—	—	—	74
Net income (loss)	4,582	1,669	—	(9,207)	(2,980)
Net loss attributable to the noncontrolling interest in:
Real estate partnerships	48	—	—	—	48
Operating partnership	—	—	—	1,089	1,089
Net income (loss) attributable to Cogdell Spencer Inc.	$4,630	$1,669	$—	$(8,118)	$(1,843)

Total assets	$549,566	$339,905	$—	$700	$890,171

Six months ended June 30, 2009:	Property Operations	Design-Build and Development	Intersegment Eliminations	Unallocated and Other	Total

Revenues:
Rental revenue	$39,375	$—	$(47)	$—	$39,328
Design-Build contract revenue and other sales	—	93,169	(10,068)	—	83,101
Property management and other fees	1,713	—	—	—	1,713
Development management and other income	—	5,070	(2,043)	—	3,027
Total revenues	41,088	98,239	(12,158)	—	127,169

Certain operating expenses:
Property operating and management	15,812	—	—	—	15,812
Design-Build contracts and development management	—	81,066	(9,659)	—	71,407
Selling, general, and administrative	—	8,660	(47)	—	8,613
Impairment charges	—	120,920	—	—	120,920
Total certain operating expenses	15,812	210,646	(9,706)	—	216,752
	25,276	(112,407)	(2,452)	—	(89,583)

Interest and other income	270	4	—	21	295
Corporate general and administrative expenses	—	—	—	(4,729)	(4,729)
Interest expense	—	—	—	(11,620)	(11,620)
Prepayment penalty on early extinguishment of debt	—	—	—	(2,490)	(2,490)
Benefit from income taxes applicable to funds from operations modified	—	—	—	20,311	20,311
Non-real estate related depreciation and amortization	—	(390)	—	(111)	(501)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	14	—	—	—	14
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(470)	—	—	—	(470)
Funds from operations modified (FFOM)	25,090	(112,793)	(2,452)	1,382	(88,773)

Amortization of intangibles related to purchase accounting, net of income tax benefit	(85)	(3,820)	—	1,523	(2,382)
Funds from operations (FFO)	25,005	(116,613)	(2,452)	2,905	(91,155)

Real estate related depreciation and amortization	(14,689)	—	—	—	(14,689)
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	470	—	—	—	470
Net income (loss)	10,786	(116,613)	(2,452)	2,905	(105,374)
Net loss (income) attributable to the noncontrolling interest in:
Real estate partnerships	(141)	—	—	—	(141)
Operating partnership	—	—	—	32,982	32,982
Net income (loss) attributable to Cogdell Spencer Inc.	$10,645	$(116,613)	$(2,452)	$35,887	$(72,533)

Total assets	$549,460	$200,656	$—	$852	$750,968

Six months ended June 30, 2008:	Property Operations	Design-Build and Development	Intersegment Eliminations	Unallocated and Other	Total

Revenues:
Rental revenue	$37,991	$—	$—	$—	$37,991
Design-Build contract revenue and other sales	—	101,956	—	—	101,956
Property management and other fees	1,672	—	—	—	1,672
Development management and other income	—	226	(97)	—	129
Total revenues	39,663	102,182	(97)	—	141,748

Certain operating expenses:
Property operating and management	15,040	—	—	—	15,040
Design-Build contracts and development management	—	87,330	—	—	87,330
Selling, general, and administrative	—	7,681	—	—	7,681
Total certain operating expenses	15,040	95,011	—	—	110,051
	24,623	7,171	(97)	—	31,697

Interest and other income	319	85	—	69	473
Corporate general and administrative expenses	—	—	—	(5,108)	(5,108)
Interest expense	—	—	—	(11,952)	(11,952)
Benefit from income taxes applicable to funds from operations modified	—	—	—	(1,312)	(1,312)
Non-real estate related depreciation and amortization	—	(421)	—	(112)	(533)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	13	—	—	—	13
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(152)	—	—	—	(152)
Funds from operations modified (FFOM)	24,803	6,835	(97)	(18,415)	13,126

Amortization of intangibles related to purchase accounting, net of income tax benefit	(84)	(5,172)	—	2,052	(3,204)
Funds from operations (FFO)	24,719	1,663	—	(16,363)	9,922

Real estate related depreciation and amortization	(15,621)	—	—	—	(15,621)
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	152	—	—	—	152
Net income (loss)	9,250	1,663	—	(16,363)	(5,547)
Net loss attributable to the noncontrolling interest in:
Real estate partnerships	62	—	—	—	62
Operating partnership	—	—	—	1,841	1,841
Net income (loss) attributable to Cogdell Spencer Inc.	$9,312	$1,663	$—	$(14,522)	$(3,644)

Total assets	$549,566	$339,905	$—	$700	$890,171

5.	Contracts

          Revenue and billings to date on uncompleted contracts, from their inception, as of June 30, 2009 and December 31, 2008, are as follows (in thousands):

	June 30, 2009	December 31, 2008

Costs and estimated earnings on uncompleted contracts	$160,379	$165,891
Billings to date	(176,289)	(176,210)
Net billings in excess of costs and estimated earnings	$(15,910)	$(10,319)

          These amounts are included in the condensed consolidated balance sheet at June 30, 2009 and December 31, 2008 as shown below (in thousands). At June 30, 2009 and December 31, 2008, the Company had retainage receivables of $6.7 million and $8.8 million, respectively, which are included in “Tenant and accounts receivable” in the condensed consolidated balance sheets. The Company estimates that $2.0 million of the June 30, 2009 retainage receivable balance will be collected after one year.

	June 30, 2009	December 31, 2008

Costs and estimated earnings in excess of billings (1)	$5,646	$6,706
Billings in excess of costs and estimated earnings	(21,556)	(17,025)
Net billings in excess of costs and estimated earnings	$(15,910)	$(10,319)

(1) Included in “Other assets” in the consolidated balance sheets

6.	Goodwill and Intangible Assets

          The Company reviews the value of goodwill and intangible assets on an annual basis and when circumstances indicate a potential impairment may exist. An interim review of the Design-Build and Development’s intangible assets was performed on March 31, 2009, due to a decline in the Company’s stock price, a decline in the cash flow multiples for comparable public engineering and construction companies, and changes in the cash flow projections for the Design-Build and Development business segment resulting from a decline in backlog and delays and cancellations of client building projects. The Company determined that an interim review was not necessary as of June 30, 2009.

          As a result of the March 31, 2009 review, the Company recorded, during the three months ended March 31, 2009, a pre-tax, non-cash impairment charge of ($120.9 million) and the Company recognized a non-cash income tax benefit of $19.2 million, resulting in an after-tax impairment charge of ($101.7 million). The Company’s goodwill, amortizing and non-amortizing intangible assets, and deferred tax liabilities associated with the Design-Build and Development business segment have been reduced from the December 31, 2008 carrying amounts as a result of the impairment charge.

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

          The following table presents information about the Company’s goodwill and certain intangible assets measured at fair value as of March 31, 2009 (in thousands):

	Recorded Value as of March 31, 2009	Fair Value Measurement as of March 31, 2009
Description		Level 1	Level 2	Level 3	Total Losses
Goodwill	$108,683	$—	$—	$108,683	$(71,755)
Trade names and trademarks	41,240	—	—	41,240	(34,728)
Acquired signed contracts	1,398	—	—	5,281	—
Acquired proposals	2,129	—	—	2,129	(1,833)
Acquired customer relationships	1,789	—	—	1,789	(12,604)
	$155,239	$—	$—	$159,122	$(120,920)

          See Note 2 within this Form 10-Q for a discussion of the Company’s accounting policy regarding the fair value of financial and non-financial assets.

          The following table shows the change in carrying value from the measurement date of March 31, 2009 to June 30, 2009 (in thousands):

Description	Recorded Value as of March 31, 2009	Amortization for the Quarter Ended June 30, 2009	Recorded Value as of June 30, 2009
Goodwill	$108,683	n/a	$108,683
Trade names and trademarks	41,240	n/a	41,240
Acquired signed contracts	1,398	(466)	932
Acquired proposals	2,129	(710)	1,419
Acquired customer relationships	1,789	(163)	1,626
	$155,239		$153,900

          The Company had goodwill of $108.7 million and $180.4 million at June 30, 2009 and December 31, 2008, respectively, and non-amortizing trade names and trademarks intangible assets of $41.2 million and $76.0 million at June 30, 2009 and December 31, 2008, respectively.

          Related to the Erdman acquisition in March 2008, the $18.0 million remaining in escrow that was scheduled to be released to the sellers in June 2009 is being held pending the outcome of discussions between the parties regarding certain unresolved claims made by the Company in connection with the transaction. If any of the escrow be returned to the Company, then goodwill and the payable to prior Erdman shareholders would be reduced by an amount equal to the escrow amount returned to the Company.

          Amortizing intangible assets consisted of the following for the periods shown (in thousands):

	June 30, 2009		December 31, 2008

	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Acquired signed contracts	$13,253	$12,321	$13,253	$11,389
Acquired proposals	4,335	2,916	6,168	886
Acquired customer relationships	3,128	1,502	15,732	644
Acquired above market leases	1,559	850	1,559	748
Acquired in place lease value and deferred leasing costs	41,046	25,888	41,046	23,573
Acquired ground leases	3,562	452	3,562	389
Acquired property management contracts	2,097	509	2,097	425
Total amortizing intangible assets	$68,980	$44,438	$83,417	$38,054

          Amortization expense related to intangibles for the six months ended June 30, 2009 and 2008 was $6.4 million and $8.7 million, respectively. Goodwill and trade names and trademarks are not amortized and are associated with the Design-Build and Development business segment. The Company expects to recognize amortization expense from the acquired intangible assets for the remainder of the current year 2009 and thereafter as follows (in thousands):

For the period ending:	Future Amortization Expense

2009	$4,393
2010	3,816
2011	2,781
2012	1,692
2013	1,167
Thereafter	5,212

7.	Mortgage Notes Payable and Borrowing Agreements

Term Loan

          In the first six months of 2009, Erdman experienced delays in client project starts and some contract cancellations and Erdman could face additional delays and cancellations over the next several quarters.  Due to the uncertainty of Erdman’s future operating results, the Company and the Term Loan lenders amended the Erdman senior secured term loan agreement (“Term Loan”) in June 2009 and the Company repaid $50.0 million of the $100.0 million outstanding under the Term Loan. As a result of the amendment, all unamortized Term Loan deferred finance costs and costs paid to the lenders that were party to the amendment were expensed during the second quarter of 2009. The second quarter charge to debt extinguishment and interest rate derivative expense was approximately $0.9 million, before income tax benefit. The Company recorded an income tax benefit of approximately $0.4 million related to this charge. The amendment, among other things, amends certain financial covenants relating to Erdman, as well as certain other provisions of the Term Loan, including (1) the elimination of the minimum adjusted consolidated EBITDA covenant (previously $22.5 million), (2) a modification of the maximum adjusted consolidated senior indebtedness to adjusted consolidated EBITDA covenant to 3.50 to 1.00 through March 2011, with a one-time ability to exceed 3.50 to 1.00 but not greater than 3.75 to 1.00, and 3.00 to 1.00 from April 2011 to final maturity (previously 4.25 to 1.00 as of March 31, 2009, decreasing to 3.75 to 1.00 as of July 1, 2009), (3) an increase in the interest rate from LIBOR plus 3.50% to LIBOR plus 4.50%, and (4) payment of a market based modification fee. The Amendment was subject to the repayment of $50.0 million of the outstanding balance under the Term Loan by the Borrower (which amount was repaid on June 3, 2009) and certain other customary terms and conditions.

Construction Financing

          In January 2009, the Company obtained financing in an amount of $14.8 million from a construction loan on the Medical Physicians Tower in Jackson, Tennessee. The loan provides for interest-only payments during the construction period at a rate of one-month LIBOR plus 2.50%. In September 2010, the loan converts to an amortizing loan with monthly payments based on a 25-year amortization schedule at an interest rate of one-month LIBOR plus 2.50%. The Company has entered into a forward starting interest rate swap agreement that effectively fixes the interest rate at 6.19% after the construction period through maturity. The loan matures September 2020.

           In April 2009, the Company obtained financing in an amount of $10.4 million from a construction loan on the University Physicians-Grants Ferry project in Brandon, Mississippi. The loan provides for interest-only payments during the construction period at a rate of one-month LIBOR plus 2.25%. In October 2010, the loan converts to an amortizing loan with monthly payments based on a 25-year amortization schedule at an interest rate of one-month LIBOR plus 2.25%. The Company has entered into a forward starting interest rate swap agreement that effectively fixes the interest rate at 5.95% after the construction period through maturity. The loan matures April 2019.

          In May 2009, the Company obtained financing in an amount of $14.0 million from a construction loan on the HealthPartners Central Minnesota Clinic project in St. Cloud, Minnesota. The loan provides for interest-only payments during the construction period at a rate of one-month LIBOR plus 3.25%, but not less than 6.0%. In December 2010, the loan converts to an amortizing loan with monthly payments based on a 22.5-year amortization schedule at an interest rate of one-month LIBOR plus 3.25%, but not less than 6.0%. The loan matures November 2014.

Mortgage Notes Payable

          In May 2009, the Company refinanced the mortgage note payable for Roper MOB, LLC, located in Charleston, South Carolina. The principal amount was increased from $9.1 million to $9.5 million and the additional proceeds were used for working capital purposes. The note payable matures in June 2019 and requires monthly principal and interest payments based on a 25-year amortization. The interest rate is fixed at 7.1%.

          In May 2009, the Company refinanced the mortgage note payable for the Medical Arts Center of Orangeburg in Orangeburg, South Carolina. There was no change in the principal balance of $2.4 million as of June 30, 2009. The interest rate is LIBOR plus 3.25% (3.56% as of June 30, 2009) with a 6.0% minimum interest rate and the maturity date is May 2014.

          In June 2009, the Company obtained mortgage financing for the Lancaster Rehabilitation Hospital property located in Lancaster, Pennsylvania. The $9.7 million note payable matures in June 2014 and requires monthly principal and interest payments based on a 25-year amortization schedule. The interest rate is fixed at 6.71%. Proceeds were used to reduce borrowings under the secured revolving credit facility (the “Credit Facility”) and for working capital purposes.

Scheduled Maturities

          The Company’s mortgages are collateralized by property and principal and interest payments are generally made monthly. Scheduled maturities of mortgages, notes payable under the Credit Facility, and the Term Loan as of June 30, 2009, are as follows (in thousands):

For the period ending:
2009	$37,772
2010	32,062
2011	156,527
2012	23,624
2013	14,377
Thereafter	121,084
385,446
Unamortized premium	176
$385,622

          As of June 30, 2009, the Company had approximately $37.8 million of principal and maturity payments remaining due in 2009 related to mortgage note payables and $32.1 million due in 2010. Of this $69.9 million, $30.0 million, due October 31, 2009, can be extended for a two-year period at the Company’s conditional option and subject to appraisal. The Company believes, based on the current loan to value ratios at individual properties and preliminary discussions with lenders, it will be able either to extend or refinance the remaining balloon maturities due in 2009 and 2010. In addition, the Company has approximately $75.4 million combined cash and cash equivalents and Credit Facility availability as of June 30, 2009, which exceeds the principal and maturity payments due in 2009 and 2010.

          At June 30, 2009, the Company believes it was in compliance with all its loan covenants. See “Liquidity and Capital Resources.”

8.	Derivative Financial Instruments

          Interest rate swap agreements are utilized to reduce exposure to variable interest rates associated with certain mortgage notes payable and credit facilities. These agreements involve an exchange of fixed and floating interest payments without the exchange of the underlying principal amount (the “notional amount”). The interest rate swap agreements are reported at fair value in the condensed consolidated balance sheet within “Other assets” or “Other liabilities” and changes in the fair value, net of tax where applicable, are reported in accumulated other comprehensive income (loss) (“AOCI”) exclusive of ineffectiveness amounts. The following table summarizes the terms of the agreements and their fair values at June 30, 2009 and December 31, 2008 (dollars in thousands):
	Notional Amount as of June 30, 2009
				Effective Date	Expiration Date	June 30, 2009		December 31, 2008
Entity		Receive Rate	Pay Rate			Asset	Liability	Asset	Liability
Brandon MOB Investors, LLC	$10,439	1 Month LIBOR	3.70%	10/1/2010	4/1/2019	$257	$—	$—	$—
West Tennessee Investors, LLC	14,770	1 Month LIBOR	3.69%	9/1/2010	3/1/2019	340	—	—	—
Genesis Property Holdings, LLC	16,797	1 Month LIBOR	4.71%	4/1/2010	10/1/2018	—	992	—	2,365
Cogdell Health Campus MOB, LP	10,747	1 Month LIBOR	4.03%	3/14/2008	3/2/2015	—	580	—	1,064
River Hills Medical Associates, LLC	3,824	1 Month LIBOR	1.78%	1/15/2009	1/31/2012	—	11	—	25
East Jefferson Medical Plaza	11,600	1 Month LIBOR	1.80%	1/15/2009	12/23/2011	—	39	—	81
Beaufort Medical Plaza, LLC	4,826	1 Month LIBOR	3.80%	8/18/2008	8/18/2011	—	240	—	296
St. Francis Community MOB, LLC	6,961	1 Month LIBOR	3.32%	10/15/2008	6/15/2011	—	274	—	331
St. Francis Medical Plaza, LLC	7,477	1 Month LIBOR	3.32%	10/15/2008	6/15/2011	—	294	—	356
Cogdell Spencer LP	30,000	1 Month LIBOR	3.11%	10/15/2008	3/10/2011	—	971	—	1,218
MEA Holdings, LLC	100,000	1 Month LIBOR	2.82%	4/1/2008	3/1/2011	—	2,741	—	3,458
Indianapolis MOB LLC	30,000	1 Month LIBOR	4.95%	11/2/2006	10/31/2009	—	553	—	1,106
Roper MOB, LLC	9,003	1 Month LIBOR	4.95%	11/2/2006	7/10/2009	—	35	—	221
						$597	$6,730	$—	$10,521

          The following tables show the effect of the Company’s derivative instruments designated as cash flow hedges for the three and six months ended June 30, 2009 (in thousands):

	Three Months Ended June 30, 2009
	Gain or (Loss) Recognized in AOCI, Noncontrolling Interests in Operating Partnership, and Noncontrolling Interests in Real Estate Partnerships - Effective Portion (1)	Location of Gain or (Loss) Reclassified from AOCI, Noncontrolling Interests in Operating Partnership, and Noncontrolling Interests in Real Estate Partnerships into Income - Effective Portion	Gain or (Loss) Reclassified from AOCI, Noncontrolling Interests in Operating Partnership, and Noncontrolling Interests in Real Estate Partnerships into Income - Effective Portion (1)	Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
Interest rate swap agreements	$4,970	Interest Expense	$(1,246)	Debt extinguishment and interest rate derivative expense	$(1,529)

	Six Months Ended June 30, 2009
	Gain or (Loss) Recognized in AOCI, Noncontrolling Interests in Operating Partnership, and Noncontrolling Interests in Real Estate Partnerships - Effective Portion (1)	Location of Gain or (Loss) Reclassified from AOCI, Noncontrolling Interests in Operating Partnership, and Noncontrolling Interests in Real Estate Partnerships into Income - Effective Portion	Gain or (Loss) Reclassified from AOCI, Noncontrolling Interests in Operating Partnership, and Noncontrolling Interests in Real Estate Partnerships into Income - Effective Portion (1)	Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
Interest rate swap agreements	$4,806	Interest Expense	$(2,740)	Debt extinguishment and interest rate derivative expense	$(1,529)

(1)
Refer to the Condensed Consolidated Statement of Changes in Equity of this Form 10-Q, which summarizes the activity in Unrealized gain on interest rate swaps, net of tax related to the interest rate swap agreements.

          The following table presents information about the Company’s liabilities measured at fair value on a recurring basis as of June 30, 2009, and indicates the fair value hierarchy, as defined under SFAS 157 referenced in Note 2 within this Form 10-Q, of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Fair Value Measurements as of June 30, 2009
	Total	Level 1	Level 2	Level 3
Assets -
Derivative financial instruments	$597	$—	$597	$—

Liabilities -
Derivative financial instruments	$(6,730)	$—	$(6,730)	$—

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

          The Company previously entered into a $100.0 million interest rate swap agreement that fixed the floating rate portion of the $100.0 million Term Loan. Due to the repayment and the amendment to the Term Loan, approximately $1.6 million related to swap derivative hedge ineffectiveness was charged to debt extinguishment and interest rate derivative expense during the second quarter of 2009. The non-cash charge represents the portion of the mark to market fair value liability of the interest rate swap agreement for which there are no more future interest payments under the Term Loan. The Company recorded an income tax benefit of approximately $0.6 million related to this charge, resulting in after-tax charge of approximately $1.0 million.

          The $100.0 million interest rate swap agreement was designated as a hedge instrument from its inception through June 3, 2009, the date of the $50.0 million repayment and amendment of the Term Loan. The agreement was not designated as a hedge instrument from June 4, 2009, through July 19, 2009. On July 20, 2009, the agreement was re-designated as a hedge instrument and will be used to fix the floating rate portion on $50.0 million outstanding on the Term Loan and $50.0 million outstanding under the Credit Facility.

9.	Equity

Cogdell Spencer Inc. Stockholders’ Equity

          In June 2009, the Company issued 23.0 million shares, resulting in net proceeds to the Company of $76.5 million. The net proceeds were used to fund the $50.0 million repayment under the Term Loan, to reduce borrowings under the Credit Facility, and for working capital purposes.

          The following is a summary of changes of the Company’s common stock for the six months ended June 30, 2009 and 2008 (in thousands):

	For the Six Months Ended
	June 30, 2009	June 30, 2008
Common stock balance at beginning of period	17,699	11,948
Issuance of common stock	23,000	3,449
Conversion of OP units to common stock	1,814	—
Restricted stock grants	13	6
Common stock balance at end of period	42,526	15,403

          The following is net loss attributable to Cogdell Spencer Inc. and the issuance of common stock in exchange for redemptions of Operating Partnership Units (“OP units”) for the six months ended June 30, 2009 and 2008 (in thousands):

	For the Six Months Ended
	June 30, 2009	June 30, 2008
Net loss attributable to Cogdell Spencer Inc.	$(72,533)	$(3,644)
Increase in Cogdell Spencer Inc. additional paid-in capital for the conversion of OP units into common stock	17,695	—
Change from net loss attributable to Cogdell Spencer Inc. and transfers from noncontrolling interests	$(54,838)	$(3,644)

Noncontrolling Interests in Operating Partnership

          As of June 30, 2009, there were 50.1 million OP Units outstanding, of which 42.5 million, or 84.9%, were owned by the Company and 7.5 million, or 15.1%, were owned by other limited partners, including certain directors, officers and other members of senior management. As of June 30, 2009, the fair market value of the OP Units not owned by the Company was $32.4 million, based on a market value of $4.29 per unit, which was the closing stock price of the Company’s shares on June 30, 2009. Cash distributions paid during the three and six months ended June 30, 2009 were $1.7 and $3.8 million, respectively.

Dividends and Distributions

          On June 12, 2009, the Company announced that its Board of Directors had declared a quarterly dividend and distribution of $0.10 per share or OP Unit that was paid in cash on July 22, 2009 to stockholders and holders of OP Units of record on June 25, 2009. The dividend and distribution covered the second quarter of 2009 and $5.0 million is included in “Other liabilities” in the June 30, 2009 condensed consolidated balance sheet.

10. Incentive and Share-Based Compensation

          The Company’s 2005 Long-Term Stock Incentive Plan (“2005 Incentive Plan”) provides for the grant of incentive awards to employees, directors and consultants to attract and retain qualified individuals and reward them for superior performance in achieving the Company’s business goals and enhancing stockholder value. Awards issuable under the incentive award plan include stock options, restricted stock, dividend equivalents, stock appreciation rights, long-term incentive plan units (“LTIP units”), cash performance bonuses and other incentive awards. Only employees are eligible to receive incentive stock options under the incentive award plan. The Company has reserved a total of 1,000,000 shares of common stock for issuance pursuant to the incentive award plan, subject to certain adjustments set forth in the plan. Each LTIP unit issued under the incentive award plan will count as one share of stock for purposes of calculating the limit on shares that may be issued under the plan and the individual award limit discussed below.

          In January 2009, the Company issued 500 LTIP units that vested upon issuance to an employee. The LTIP units were valued at $9.31 per unit, which was the Company’s closing stock price on the grant date. The Company has recorded compensation expense of less than $0.1 million in connection with this issuance.

          In February 2009, each non-employee member of the Company’s Board of Directors was granted shares of the Company’s restricted stock or LTIP units in the Operating Partnership that all vested upon issuance. Messrs. Georgius, Lee, Lubar, and Neugent were each granted 6,569 LTIP units and Mr. Jennings and Dr. Smoak were each granted 6,569 shares of restricted stock. The restricted stock and LTIP units were valued at $6.09 per share, which was the Company’s closing stock price on the grant date. The Company has recorded compensation expense of $0.2 million in connection with these issuances.

          In February 2009, 3,334 LTIP units of previously issued, but unvested, LTIP units became vested based on 2008 Company performance. Compensation expense of $0.1 million was recorded for the year ended December 31, 2008. As of March 31, 2009, there were 114,535 unvested LTIP units that will vest if, and when, the Company achieves certain performance standards as provided in the awards. Any portions of the unvested LTIP units that are not vested as of December 2015 are forfeited. As of June 30, 2009, the Company assessed the probability of the performance conditions being achieved and has recorded no compensation expenses associated with 2009 Company performance.

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

          The following is a summary of restricted stock and LTIP unit activity for the six months ended June 30, 2009 (in thousands, except weighted average grant price):

	Restricted Stock	LTIP Units	Weighted Average Grant Price
Unvested balance at December 31, 2008	12	118	$15.89
Granted	13	112	6.10
Vested	(19)	(111)	6.87
Forfeited	(1)	—	17.00
Unvested balance at end of the period	5	119	$15.43

11. Related Party Transactions

          The Fork Farm, a working farm owned by the Company’s Chairman, periodically hosts events on behalf of the Company. Charges of less than $10,000 for each six month period ended June 30, 2009 and 2008, respectively, are reflected in “Selling, general, and administrative” expenses in the condensed consolidated statement of operations.

          The Company has certain design-build contracts for the construction of two medical facilities with certain entities in which Mr. Lubar, a member of the Company’s Board of Directors, has an indirect ownership interest and is a director. Mr. Lubar resigned as an officer of these entities in 2008. The total contract amount for the two medical facilities was $30.7 million and construction was in process at the time of the Erdman transaction. During 2008, construction was completed on one medical facility. For the three and six months ended June 30, 2008, the Company recognized $4.6 million and $8.8 million of revenue, respectively, had accounts receivable of $2.1 million and $2.1 million, respectively, and billings in excess of costs and estimated earnings on uncompleted contracts of $3.6 million and $3.6 million, respectively, related to both projects. For the three and six months ended June 30, 2009, the Company recognized $3.0 million of revenue, and had no accounts receivable or billings in excess of costs and estimated earnings on uncompleted contracts related to the second remaining medical facility still under construction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this discussion and elsewhere in this Quarterly Report on Form 10-Q, the words “believes,” “anticipates,” “projects,” “should,” “estimates,” “expects,” and similar expressions are intended to identify forward-looking statements with the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and in Section 21F of the Securities and Exchange Act of 1934, as amended. Actual results may differ materially due to uncertainties including:

●	the Company’s business strategy;

●	the Company’s ability to comply with financial covenants in its debt instruments;

●	the Company’s access to capital;

●	the Company’s ability to obtain future financing arrangements;

●	estimates relating to the Company’s future distributions;

●	the Company’s understanding of the Company’s competition;

●	the Company’s ability to renew the Company’s ground leases;

●	legislative and regulatory changes (including changes to laws governing the taxation of REITs and individuals);

●	increases in costs of borrowing as a result of changes in interest rates and other factors;

●	the Company’s ability to maintain its qualification as a REIT due to economic, market, legal, tax or other considerations;

●	changes in the reimbursement available to the Company’s tenants by government or private payors;

●	the Company’s tenants’ ability to make rent payments;

●	defaults by tenants;

●	Erdman’s customers’ access to financing;

●	delays in project starts and cancellations by Erdman’s customers;

●	the timing of capital expenditures by healthcare systems and providers;

●	market trends; and

●	projected capital expenditures

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

          The Company derives a majority of its revenues from two sources: (1) rents received from tenants under existing leases in Medical Office Buildings (“MOB”) and other healthcare related facilities, and (2) from design-build services for healthcare customers. The Company expects that rental revenue will remain stable due to multi-year, non-cancellable leases with annual rental increases based on CPI. The Company’s design-build revenue is derived from Erdman. The demand for Erdman’s services has been, and will likely continue to be, cyclical in nature. In periods of adverse economic conditions, Erdman’s customers may be unwilling or unable to make capital expenditures, and they may be unable to obtain debt or equity financings for projects. As a result, customers may defer projects to a later date, which could reduce Erdman’s revenues. Due to the current adverse economic environment and the volatility in the credit markets, Erdman is experiencing delays in client project starts and cancellations. As a result, the Company implemented a reduction in force in December 2008 and May 2009 and has reduced incentive compensation for 2009. The Company expects its design-build revenue and FFOM contribution in 2009 to be less than 2008 revenue and FFOM contribution.

          Generally, the Company’s property operating revenues and expenses have remained consistent over time except for growth due to property and business acquisitions. Erdman’s financial results can be affected by the amount and timing of capital spending by healthcare systems and providers, the demand for Erdman’s services in the healthcare facilities market, the availability of construction level financing, and weather at the construction sites. Deterioration of market or economic conditions and volatility in the financial market has and could continue to influence future revenues, interest, and other costs, and could result in future impairment of goodwill or other intangible assets.

          The Company reviews the value of goodwill and intangible assets on an annual basis and when circumstances indicate a potential impairment may exist. An interim review of the Design-Build and Development’s intangible assets was performed on March 31, 2009, due to a decline in the Company’s stock price, a decline in the cash flow multiples for comparable public engineering and construction companies, and changes in the cash flow projections for the Design-Build and Development business segment resulting from a decline in backlog and delays and cancellations of client building projects. The Company determined that an interim review was not necessary as of June 30, 2009.

          As a result of the March 31, 2009 review, the Company recorded, during the three months ended March 31, 2009, a pre-tax, non-cash impairment charge of ($120.9 million) and the Company recognized a non-cash income tax benefit of $19.2 million, resulting in an after-tax impairment charge of ($101.7 million). The Company’s goodwill, amortizing and non-amortizing intangible assets, and deferred tax liabilities associated with the Design-Build and Development business segment have been reduced from the December 31, 2008 carrying amounts as a result of the impairment charge.

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

          In May 2009, the Company began construction on a 60,000 square foot facility in St. Cloud, Minnesota. The $20.2 million HealthPartners Central Minnesota Clinic is 85% pre-leased and scheduled for completion during the second quarter of 2010. The Company will own 100% of the facility and the Company’s subsidiary, Erdman, will perform the development and design-build services. The Company obtained financing in an amount of $14.0 million from a construction loan on the facility. The loan provides for interest-only payments during the construction period at a rate of one-month LIBOR plus 3.25%, but not less than 6.0%. In December 2010, the loan converts to an amortizing loan with monthly payments based on a 22.5-year amortization schedule at an interest rate of one-month LIBOR plus 3.25%, but not less than 6.0%. The loan matures November 2014.

          In June 2009, the Company began construction on a 50,575 square foot medical office building in Brandon, Mississippi to serve the communities of the Jackson, Mississippi metro area. The $13.9 million University Physicians-Grants Ferry project is 100% pre-leased and scheduled for completion during the second quarter of 2010. The Company will own 100% of the project and the Company’s subsidiary, Erdman, will perform the development and design-build services. The Company obtained financing in an amount of $10.4 million from a construction loan on the medical office building. The loan provides for interest-only payments during the construction period at a rate of one-month LIBOR plus 2.25%. In October 2010, the loan converts to an amortizing loan with monthly payments based on a 25-year amortization schedule at an interest rate of one-month LIBOR plus 2.25%. The Company has entered into a forward starting interest rate swap agreement that effectively fixes the interest rate at 5.95% after the construction period through maturity. The loan matures April 2019.

          As of June 30, 2009, the Company’s portfolio consisted of 115 medical office buildings and healthcare related facilities, serving 22 hospital systems in 12 states. The Company’s aggregate portfolio at June 30, 2009, was comprised of 62 consolidated wholly-owned and joint venture properties, three unconsolidated joint venture properties (see Note 3 of the accompanying condensed consolidated financial statements in this Form 10-Q), and 50 managed medical office buildings. At June 30, 2009, approximately 80.9% of the net rentable square feet of the Company’s wholly-owned properties were situated on hospital campuses. As such, the Company believes that its assets occupy a premier franchise location in relation to local hospitals, providing its properties with a distinct competitive advantage over alternative medical office space in an area. The Company believes that its property locations and relationships with hospitals will allow the Company to capitalize on the increasing healthcare trend of outpatient procedures.

          At June 30, 2009, the Company’s aggregate portfolio contained approximately 5.8 million net rentable square feet, consisting of approximately 3.3 million net rentable square feet from consolidated wholly-owned and joint venture properties, approximately 0.2 million net rentable square feet from unconsolidated joint venture properties, and approximately 2.2 million net rentable square feet from properties owned by third parties and managed by the Company. As of June 30, 2009, the Company’s 62 in-service, consolidated wholly-owned and joint venture properties were approximately 90.9% occupied, with a weighted average remaining lease term of approximately 4.2 years.

Critical Accounting Policies

          The Company’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared on the accrual basis of accounting in conformity with GAAP. All significant intercompany balances and transactions have been eliminated in consolidation.

          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses in the reporting period. The Company’s actual results may differ from these estimates. Management has provided a summary of the Company’s significant accounting policies in Note 2 to the consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2008. Critical accounting policies are those judged to involve accounting estimates or assumptions that may be material due to the levels of subjectivity and judgment necessary to account for uncertain matters or susceptibility of such matters to change. Other companies in similar businesses may utilize different estimation policies and methodologies, which may impact the comparability of the Company’s results of operations and financial condition to those companies.

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

Asset Impairment Valuation

          The Company reviews the carrying value of its properties, investments in real estate partnerships, and amortizing intangible assets annually and when circumstances, such as adverse market conditions, indicate that a potential impairment may exist. The Company bases its review on an estimate of the future cash flows (excluding interest charges) expected to result from the real estate or business investment’s use and eventual disposition. The Company considers factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If the Company’s evaluation indicates that it may be unable to recover the carrying value of an investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the asset. These losses have a direct impact on the Company’s net income (loss) because recording an impairment loss results in an immediate negative adjustment to operating results. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future sales, backlog, occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Because cash flows on properties considered to be long-lived assets to be held and used are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long-term directly decreases the likelihood of recording an impairment loss for properties. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If the Company determines that impairment has occurred, the affected assets must be reduced to their fair value. The Company estimates the fair value of rental properties utilizing a discounted cash flow analysis that includes projections of future revenues, expenses and capital improvement costs, similar to the income approach that is commonly utilized by appraisers.

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

          For design-build contracts, the Company recognizes revenue under the percentage of completion method. Due to the volume, varying complexity, and other factors related to the Company’s design-build contracts, the estimates required to determine percentage of completion are complex and use subjective judgments. Changes in labor costs and material inputs can have a significant impact on the percentage of completion calculations. The Company has a long history of developing reasonable and dependable estimates related to design-build contracts with clear requirements and rights of the parties to the contracts. As long-term design-build projects extend over one or more years, revisions in cost and estimate earnings during the course of the work are reflected in the accounting period in which the facts which require the revision become known. At the time a loss on a design-build project becomes known, the entire amount of the estimated ultimate loss is recognized in the consolidated financial statements.

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

Changes in Financial Condition

          In June 2009, the Company issued 23.0 million shares of common stock in a public offering at a price of $3.50 per share resulting in net proceeds to the Company of approximately $76.5 million. The net proceeds were used to fund the $50.0 million repayment under the Term Loan, to reduce borrowings under the Company’s Credit Facility, and for working capital purposes. For more information on the Credit Facility, see “Liquidity and Capital Resources.”

Results of Operations

          The Company’s loss from operations is generated primarily from operations of its properties and design-build services. The changes in operating results from period to period reflect changes in existing property performance, changes in the number of properties due to development, acquisition, or disposition of properties, and the operating results of the Design-Build and Development business segment. For the six months ended June 30, 2009, a significant proportion of the Company’s loss from operations is due to the ($101.7 million), net of tax, non-cash impairment charge discussed previously in the “Overview” section.

          The Company acquired Erdman in March 2008 and results for the six months ended June 30, 2008, reflect four month of operating activity related to the Erdman subsidiary, reflecting operations from the acquisition date to June 30, 2008. For the six months ended June 30, 2009, there are six months of operating activity.

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

Property Summary

          The following is an activity summary of the Company’s property portfolio (excluding unconsolidated partnership properties) for the three and six months ended June 30, 2009 and 2008 and the year ended December 31, 2008:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Properties at beginning of the period	62	61	62	59
Acquisitions	—	—	—	2
Developments	—	1	—	1
Properties at end of the period	62	62	62	62

	Year Ended
	December 31, 2008
Properties at January 1	59
Acquisitions	2
Developments	1
Properties at December 31	62

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

Comparison of the three and six months ended June 30, 2009 and 2008

Funds from Operations Modified (“FFOM”)

          For the three and six months ended June 30, 2009, FFOM, excluding impairment charge net of income tax benefit, decreased $2.4 million, or 32.9%, and $0.1 million, or 1.1%, compared to the same periods last year, respectively. The decrease for the three months ended June 30, 2009, is due primarily to a $1.5 million debt extinguishment and interest rate derivative charge, net of income tax benefit, and fewer active third-party design-build projects. The following is a summary of FFOM for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
FFOM attributable to:
Property operations	$12,573	$12,379	$25,090	$24,803
Design-Build and development, excluding impairment charge	3,179	5,809	8,127	6,835
Intersegment eliminations	(1,798)	(24)	(2,452)	(97)
Unallocated and other, excluding tax benefit of impairment charge	(9,039)	(10,838)	(17,792)	(18,415)
FFOM, excluding impairment charge, net of income tax benefit	4,915	7,326	12,973	13,126
Impairment charge, net of income tax benefit	—	—	(101,746)	—
FFOM	$4,915	$7,326	$(88,773)	$13,126

          See Note 4 to the accompanying condensed consolidated financial statements in this Form 10-Q for business segment information and management’s use of FFO and FFOM to evaluate operating performance. The following table presents the reconciliation of FFO and FFOM to net loss, which is the most directly comparable GAAP measure to FFO and FFOM, for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net loss	$(3,050)	$(2,980)	$(105,374)	$(5,547)
Add:
Real estate related depreciation and amortization:
Wholly-owned and consolidated properties	7,344	7,826	14,684	15,615
Unconsolidated real estate partnerships	3	3	5	6
Less:
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(224)	(74)	(470)	(152)
FFO	4,073	4,775	(91,155)	9,922
Amortization of intangibles related to purchase accounting, net of income tax benefit	842	2,551	2,382	3,204
FFOM	$4,915	7,326	$(88,773)	13,126

FFOM attributable to Property Operations

          The following is a summary of FFOM attributable to property operations for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Rental revenue	$19,685	$19,300	$39,375	$37,991
Property management and other fee revenue	863	835	1,713	1,672
Property operating and management expenses	(7,884)	(7,841)	(15,812)	(15,040)
Other income (expense)	129	151	270	319
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	4	8	14	13
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(224)	(74)	(470)	(152)
FFOM	$12,573	$12,379	$25,090	$24,803

          See Note 4 of the accompanying condensed consolidated financial statements in the Form 10-Q for a reconciliation of above segment FFOM to net loss.

          For the three and six months ended June 30, 2009, FFOM attributable to property operations increased $0.2 million, or 1.6%, and $0.3 million, or 1.2%, compared to the same periods last year, respectively.

          The increases in rental revenue, property operating and management expenses, and noncontrolling interests in real estate partnerships before real estate related depreciation and amortization are primarily due to the addition of the Alamance Regional Mebane Outpatient Center property, which began operations in June 2008. In addition, rental revenue increased due to increases in rental rates associated with consumer price index (“CPI”) increases and reimbursable expenses.

FFOM attributable to Design-Build and Development, net of intersegment eliminations

          The Design-Build and Development segment includes Erdman, which the Company acquired in March 2008, and results for the three and six months ended June 30, 2008, reflect three and four months, respectively, of operating activity related to the Erdman subsidiary, reflecting operations from the acquisition date to June 30, 2008. Results for the three and six months ended June 30, 2009, reflect three and six months, respectively, of operating activity. The following is a summary of FFOM attributable to Design-Build and Development, net of intersegment eliminations, for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Design-Build contract revenue and other sales	$36,712	$78,021	$83,101	$101,956
Development management and other income	227	110	3,027	129
Design-Build contract and development management expenses	(31,242)	(66,286)	(71,407)	(87,330)
Selling, general, and administrative expenses	(4,099)	(5,800)	(8,613)	(7,681)
Other income (expense)	2	46	4	85
Depreciation and amortization	(196)	(306)	(390)	(421)
FFOM, excluding impairment charge	1,404	5,785	5,722	6,738
Impairment charge	—	—	(120,920)	—
FFOM	$1,404	$5,785	$(115,198)	$6,738

          See Note 4 of the accompanying condensed consolidated financial statements in the Form 10-Q for a reconciliation of above segment FFOM to net loss.

          For the three and six months ended June 30, 2009, FFOM, excluding impairment charge, attributable to design-build and development, net of intersegment eliminations, decreased $4.4 million, or 75.7%, and $1.0 million, or 15.1%, compared to the same periods last year.

          For both the three and six months periods ended June 30, 2009, compared to the same periods last year, design-build contract revenue and other sales and design-build contracts and development management expenses decreased due to a lower volume of activity. The number of active revenue generating construction projects decreased from 42 at June 30, 2008 to 24 at June 30, 2009. The decreased activity is due to the current economic environment and the volatility in the credit markets, which has resulted in clients delaying project starts and client project cancellations. The decrease for the six months ended June 30, 2009, compared to the same period last year was offset by two additional months of activity in 2009 as compared to 2008 because the Erdman acquisition occurred in March 2008.

          For the three and six months ended June 30, 2009, development management and other income increased $0.1 million, or 106.4%, and $2.9 million, or 2246.5%, compared to the same periods last year. The increase is due to two active third party development engagements during 2009 compared to one engagement in 2008. One of the development engagements, which accounted for $2.0 million of the increase in three months ended March 31, 2009, related to the St. Luke’s Riverside engagement in Bethlehem, Pennsylvania. This was a three building engagement project, of which the Company was to wholly-own or partially-own one of the three buildings. Due to changes in the scope, size, and timing of the project, the Company no longer intends to invest in the building under the original terms. In accordance with the development agreement, the hospital system client was invoiced during the first quarter of 2009 for all reimbursable projects costs and for development services performed by the Company.

          For the three and six months ended June 30, 2009, selling, general, and administrative expenses decreased $1.7 million, or 29.3%, and increased $0.9 million, or 12.1%. Selling, general, and administrative decreased due to reductions in force that occurred in December 2008 and May 2009, resulting in fewer employees in 2009 compared to 2008, and incentive compensation was eliminated in 2009 due to the decreased profitability related to the business segment. For the six month periods, the decrease was offset by two additional months of costs in 2009 as compared to 2008 because the Erdman acquisition occurred in March 2008.

          Gross margin percentage (defined as design-build contract revenue and other sales less design-build contract and development management expenses as a percentage of design-build contract revenue and other sales) was 14.9% and 15.0% for the three months ended June 30, 2009 and 2008, respectively, and 14.1% and 14.3% for the six months ended June 30, 2009 and 2008, respectively.

Selling, general, and administrative

          For the three months ended June 30, 2009, selling, general, and administrative expenses decreased $1.8 million, or 21.4%, as compared to the same period last year. Excluding the decrease attributed to the Design-Build and Development segment, which is discussed above, selling, general, and administrative decreased $0.1 million.

          For the six months ended June 30, 2009, selling, general, and administrative expenses increased $0.6 million, or 4.3%, as compared to the period last year. Excluding the increase attributed to the Design-Build and Development segment, which is discussed above, selling, general, and administrative decreased $0.4 million.

Depreciation and amortization

          For the three months ended June 30, 2009, depreciation and amortization expenses decreased $3.4 million, or 27.5%, as compared to the same period last year. The decrease was primarily due to a decrease in intangible amortization related to the Erdman acquisition. As a result of the impairment recorded in the first quarter of 2009, the intangible asset values are smaller and the resulting amortization is smaller.

          For the six months ended June 30, 2009, depreciation and amortization expenses decreased $2.3 million, or 10.8%, as compared to the same period last year. The decrease was primarily due to the decrease in intangible amortization discussed above, offset by two additional months of expense in 2009 as compared to 2008 because the Erdman acquisition occurred in March 2008. In addition, amortization of acquired in place lease intangible assets has decreased compared to the prior year as the value associated with properties acquired in 2005 became fully amortized.

Impairment charge

          The Company reviews the value of goodwill and intangible assets on an annual basis and when circumstances indicate a potential impairment may exist. An interim review of the Design-Build and Development’s intangible assets was performed on March 31, 2009, due to a decline in the Company’s stock price, a decline in the cash flow multiples for comparable public engineering and construction companies, and changes in the cash flow projections for the Design-Build and Development business segment resulting from a decline in backlog and delays and cancellations of client building projects. The Company determined that an interim review was not necessary as of June 30, 2009.

          As a result of the March 31, 2009 review, the Company recorded, during the three months ended March 31, 2009, a pre-tax, non-cash impairment charge of ($120.9 million) and the Company recognized a non-cash income tax benefit of $19.2 million, resulting in an after-tax impairment charge of ($101.7 million). The Company’s goodwill, amortizing and non-amortizing intangible assets, and deferred tax liabilities associated with the Design-Build and Development business segment have been reduced from the December 31, 2008 carrying amounts as a result of the impairment charge.

          There was no such charge in the same periods last year.

Interest expense

          For the three months ended June 30, 2009, interest expense decreased $1.3 million, or 18.4%, as compared to the same period last year. The decrease was due to: 1) lower debt balances as the Company used a majority of the proceeds from its May 2009 and September 2008 equity offerings to repay debt, 2) a decrease in interest rates, primarily one-month LIBOR, and 3) $0.3 million interest expense reduction in second quarter of 2009 associated with a mark-to-market value change related to an interest rate contract that was not accounted for as a hedged contract during the quarter.

          For the six months ended June 30, 2009, interest expense decreased $0.3 million, or 2.8%, as compared to the same period last year. The decrease was due to the reasons discussed above, offset by two additional months of interest expense in 2009 compared to 2008 related to larger debt balances resulting from the Erdman acquisition in March 2008.

Income tax benefit (expense)

          For the three months ended June 30, 2009, income tax benefit increased $2.6 million, or 676.5%, as compared to the same period last year. The increase was primarily due to the decreased FFOM for the Design-Build and Development segment for the comparable period and due to the debt extinguishment and interest rate derivative expenses that occurred in the second quarter of 2009, where as there was no such expenses in same period last year.

          For the six months ended June 30, 2009, income tax benefit increased $22.6 million, or 3,050.5%, as compared to the same period last year. The increase was primarily due to the non-cash income tax benefit associated with the goodwill and intangible asset impairment charge recorded during the first quarter of 2009.

Net loss attributable to the noncontrolling interest in Operating Partnership

          For the three months ended June 30, 2009, net loss attributable to the noncontrolling interest in Operating Partnership decreased $0.3 million, or 28.1%, as compared to the same period last year. The decrease was due to the increase in net loss, offset by a smaller noncontrolling ownership percentage due to the common stock equity raise in June 2009.

          For the six months ended June 30, 2009, net loss attributable to the noncontrolling interest in Operating Partnership increased $31.1 million, or 1,691.5%, as compared to the same period last year. The increase was primarily due to the increase in net loss, which primarily increased due to the impairment charge.

Cash Flows

Comparison of the six months ended June 30, 2009 and 2008

          Cash provided by operating activities increased $15.9 million for the six months ended June 30, 2009, as compared to the same period last year and is summarized below for the six months ended June 30, 2009 and 2008 (in thousands):

	Six Months Ended
	June 30, 2009	June 30, 2008
Net loss plus non-cash adjustments	$16,781	$15,491
Changes in operating assets and liabilities	155	(14,457)
Net cash provided by operating activities	$16,936	$1,034

          The net loss plus non-cash adjustments increased $1.3 million, or 8.3%, for the six months ended June 30, 2009, as compared to the same period last year. The increase is primarily due to the timing and recognition of non-cash deferred income taxes. The changes in operating assets and liabilities increased $14.6 million, or 101.1%, for the six months ended June 30, 2009 as compared to the same period last year. The increase is primarily due to the following: 1) a decrease in Design-Build and Development accounts receivable, which increases cash provided by operations, 2) an increase in Design-Build and Development billings in excess of costs and estimated earnings on uncompleted contracts, which increases cash provided by operations, 3) decreased incentive compensation accrued liabilities, which increases cash provided by operations, and 4) severance costs paid in the first quarter of 2009 compared to no such payments in 2008, which decreases cash provided by operations.

          Cash used in investing activities decreased $149.3 million, or 87.3%, for the six months ended June 30, 2009, as compared to the same period last year. The decrease is primarily due to the cash paid for the Erdman transaction in 2008. The increase in purchases of corporate property, plant, and equipment is primarily due the construction of a steel fabrication facility for Erdman. Erdman is currently leasing a facility on a month-to-month basis. Investment in real estate properties consisted of the following for the six months ended June 30, 2009 and 2008 (in thousands):

	Six Months Ended
	June 30, 2009	June 30, 2008
Development, redevelopment, and acquisitions	$18,702	$24,979
Second generation tenant improvements	1,353	2,195
Recurring property capital expenditures	475	1,416
Investment in real estate properties	$20,530	$28,590

          Cash provided by financing activities decreased $188.0 million, or 109.6%, for the six months ended June 30, 2009, as compared to same period last year. The decrease is primarily due to fewer debt and equity proceeds received in 2009 compared to 2008.

Construction in Progress

          Construction in progress consisted of the following as June 30, 2009 (dollars in thousands):

Property	Location	Estimated Completion Date	Net Rentable Square Feet	Investment to Date	Estimated Total Investment

Alamance Regional Cancer Center	Mebane, NC	3Q 2009	8,500	$1,241	$1,800
The Woodlands Center for Specialized Medicine	Pensacola, FL	4Q 2009	76,000	18,142	25,900
The Medical Physicians Tower	Jackson, TN	1Q 2010	107,000	5,089	21,100
HealthPartners Central Minnesota Clinic	St. Cloud, MN	2Q 2010	60,000	4,108	20,200
University Physicians - Grants Ferry	Flowood, MS	2Q 2010	50,600	2,752	13,900
Land and pre-construction developments			—	5,087	—
			302,100	$36,419	$82,900

Liquidity and Capital Resources

          As of June 30, 2009, the Company had approximately $13.4 million available in cash and cash equivalents. The Company is required to distribute at least 90% of the Company’s net taxable income, excluding net capital gains, to the Company’s stockholders on an annual basis due to qualification requirements as a REIT. Therefore, as a general matter, it is unlikely that the Company will have any substantial cash balances that could be used to meet the Company’s liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

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

          The Credit Facility also allows for up to $100.0 million of increased availability (to a total aggregate available amount of $250.0 million), at the Company’s option but subject to each Lender’s option to increase its commitment. The interest rate on loans under the Credit Facility equals, at the Company’s election, either (1) LIBOR (0.31% as of June 30, 2009) plus a margin of between 95 to 140 basis points based on the Company’s total leverage ratio (1.15% as of June 30, 2009) or (2) the higher of the federal funds rate plus 50 basis points or Bank of America, N.A.’s prime rate (3.25% as of June 30, 2009).

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

          As of June 30, 2009, there was $62.0 million available under the Credit Facility. There was $80.0 million outstanding at June 30, 2009 and $8.0 million of availability was restricted related to outstanding letters of credit.

          The Company, through Erdman, has $50.0 million outstanding under a $50.0 million Term Loan. The Term Loan was initially $100.0 million and the company repaid $50.0 million in June 2009. The Term Loan is secured by the stock and certain accounts receivable of Erdman and is guaranteed by the Company. The Term Loan matures in March 2011, and is subject to a one-time right to a one-year extension at the Company’s option (and the payment of an extension fee). The Term Loan contains customary covenants similar to the Credit Facility and financial covenants to be met by the Company at all times under the guaranty, including a maximum total leverage ratio (70%), maximum real estate leverage ratio (70%), minimum fixed charge coverage ratio (1.50 to 1.00), maximum total debt to real estate value ratio (90%) and minimum consolidated tangible net worth ($45 million plus 85% of the net proceeds of equity issuances), as well as being cross defaulted to the Company’s Credit Facility. The Term Loan, as amended, also has the following financial covenants relating only to Erdman as of June 30, 2009:

Financial Covenant	As of and for the 12 Months Ended June 30, 2009

Minimum adjusted consolidated EBITDA to consolidated fixed charges (2.00 to 1.00)	4.13 to 1.00

Maximum consolidated senior indebtedness to adjusted consolidated EBITDA (3.50 to 1.00, with a one-time ability to exceed 3.50 to 1.00, but not greater than 3.75 to 1.00)	1.99 to 1.00

Maximum consolidated indebtedness to adjusted consolidated EBITDA (5.50 to 1.00)	1.99 to 1.00

          If the Company were in default under the Credit Facility or the Term Loan, then the Lenders can declare the Company in default under the other agreement as well. As of June 30, 2009, the Company believes that it is in compliance with all of its debt covenants under the Credit Facility and the Term Loan.

          The current economic environment and the volatility in the credit markets have affected and, most likely, will continue to affect the Company’s results of operations and financial position and in particular, the results of operations and financial position of Erdman. In the first six months of 2009, Erdman experienced delays in client project starts and some contract cancellations, and Erdman could face additional delays and cancellations over the next several quarters. Due to the uncertainty of Erdman’s future operating results, the Company and the Term Loan lenders amended the Term Loan in June 2009. The amendment, among other things, amends certain financial covenants relating to Erdman, as well as certain other provisions of the Term Loan, including (1) the elimination of the minimum adjusted consolidated EBITDA covenant (previously $22.5 million), (2) a modification of the maximum adjusted consolidated senior indebtedness to adjusted consolidated EBITDA covenant to 3.50 to 1.00 through March 2011, with a one-time ability to exceed 3.50 to 1.00 but not greater than 3.75 to 1.00, and 3.00 to 1.00 from April 2011 to final maturity (previously 4.25 to 1.00 as of March 31, 2009, decreasing to 3.75 to 1.00 as of July 1, 2009), (3) an increase in the interest rate from LIBOR plus 3.50% to LIBOR plus 4.50%, and (4) payment of a market based modification fee. The Amendment was subject to the repayment of $50.0 million of the outstanding balance under the Term Loan by the Borrower (which amount was repaid on June 3, 2009) and certain other customary terms and conditions.

Short-Term Liquidity Needs

          The Company believes that it will have sufficient capital resources as a result of operations and the borrowings in place to fund ongoing operations and distributions required to maintain REIT compliance. As of June 30, 2009, the Company had approximately $37.8 million of principal and maturity payments remaining due in 2009 related to mortgage note payables and $32.1 million due in 2010. Of this $69.9 million, $30.0 million, due October 31, 2009, can be extended for a two-year period at the Company’s conditional option and subject to appraisal. The Company believes, based on the current loan to value ratios at individual properties and preliminary discussions with lenders, it will be able either to extend or refinance the remaining balloon maturities due in 2009 and 2010. In addition, the Company has approximately $75.4 million combined cash and cash equivalents and Credit Facility availability as of June 30, 2009, which exceeds the principal and maturity payments due in 2009 and 2010. The company expects to fund interest payment from cash generated from property operations and design-build and development earnings before interest, taxes, and depreciation and amortization.

          As of June 30, 2009, the Company has no outstanding equity commitments to joint ventures formed prior to June 30, 2009. The Cogdell Spencer Medical Partners LLC acquisition joint venture with Northwestern Mutual has no properties under contract as of June 30, 2009, and thus the Company has no equity commitment to the joint venture as of June 30, 2009.

          The Company intends to have construction financing agreements in place before construction begins on development projects. As of June 30, 2009, the Company had $3.3 million of funding remaining on projects it is developing for itself and the remaining costs will be funded from committed construction loans. The Company had a remaining purchase commitment to a third party general contractor totaling $15.1 million for one project, of which the Company will fund $1.2 million after June 30, 2009, and the remaining will be funded from a committed construction loan. Development projects will be either wholly-owned, joint ventured with physicians, or joint ventured with other third parties. As of June 30, 2009, the Company had no significant redevelopment projects planned for 2009.

          On June 12, 2009, the Company announced that its Board of Directors had declared a quarterly dividend and distribution of $0.10 per share and OP Unit that was paid in cash on July 22, 2009 to stockholders and holders of OP Units of record on June 25, 2009. The dividend and distribution covered the second quarter of 2009 and totaled $5.0 million. The dividend and distribution were equivalent to an annual rate of $0.40 per share and OP unit.

          Through the fourth quarter of 2008 the Company had funded dividends on its common stock and distributions on OP units through a combination of funds from operations and borrowings under its Credit Facility. The Company had used borrowings available under its Credit Facility to fund dividend and distribution payments when the timing of the Company’s cash flows available from operations was insufficient to meet distribution requirements. However, the 2009 first and second quarter dividends and distributions of $0.225 and $0.10, respectively, per common share/OP unit was funded entirely out of funds from operations and the Company expects to curtail borrowings to fund dividends and distributions for the balance of the current calendar year. Subject to IRS guidelines, the Company is permitted to pay a portion of its dividend in the form of common stock in lieu of cash.

Long-Term Liquidity Needs

          The Company’s principal long-term liquidity needs consist primarily of new property development, property acquisitions, and principal payments under various mortgages and other borrowings and non-recurring capital expenditures. The Company does not expect that its net cash provided by operations will be sufficient to meet all of these long-term liquidity needs. Instead, the Company expects to finance new property developments and acquisitions through modest cash equity capital contributed by the Company together with traditional secured mortgage financing, as well as through cash equity investments by its tenants or third parties. In addition, the Company expects to use OP units issued by the Operating Partnership to acquire properties from existing owners seeking a tax deferred transaction. The Company expects to fund any cash equity capital required for developments, acquisitions, or real estate partnership investments through a combination of cash and cash equivalents on hand and borrowings under its Credit Facility.

          Financial markets continued to experience unusual volatility and uncertainty during the second quarter of 2009. Financial systems throughout the world have become illiquid with banks less willing to lend substantial amounts to other banks and borrowers. Consequently, there is greater uncertainty regarding the Company’s ability to access the credit market in order to attract financing or capital on reasonable terms or on any terms. The Company may also issue unsecured debt in the future. However, with the current deteriorating general economic conditions and the current volatility of the debt and equity markets, there can be no assurance as to the Company’s ability to raise new debt or equity. To the extent that the Company were in future to address long-term liquidity needs through dispositions of its properties, depending on which property were to be sold, the Company may need to structure the sale or disposition as a tax deferred transaction which would require the reinvestment of the proceeds from such transaction in another property, or the proceeds that would be available to the Company from such sales may be reduced by amounts that the Company may owe under the tax protection agreements entered into in connection with the Company’s formation transactions and certain property acquisitions. In addition, the Company’s ability to sell certain of its assets could be adversely affected by the general illiquidity of real estate assets and certain additional factors particular to the Company’s portfolio such as the specialized nature of its target property type, property use restrictions and the need to obtain consents or waivers of rights of first refusal or rights of first offers from ground lessors in the case of sales of its properties that are subject to ground leases.

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

Contractual Obligations

          The following table summarizes the Company’s contractual obligations as of June 30, 2009, including the maturities and scheduled principal repayments and the commitments due in connection with the Company’s ground leases and operating leases for the periods indicated (in thousands):

	Remainder of 2009	2010	2011	2012	2013	Thereafter	Total
Obligation:
Long-term debt principal payments and maturities (1)	$37,772	$32,062	$156,527	$23,624	$14,377	$121,084	$385,446
Standby letters of credit (2)	6,601	1,436	—	—	—	—	8,037
Interest payments (3)	7,218	13,031	9,616	7,838	6,884	17,623	62,210
Purchase commitments (4)	6,981	8,144	—	—	—	—	15,125
Ground and air rights leases (5)	157	314	314	315	315	9,631	11,046
Operating leases (6)	2,426	4,408	3,973	3,670	3,089	24,702	42,268
Total	$61,155	$59,395	$170,430	$35,447	$24,665	$173,040	$524,132

(1) Includes notes payable under the Company’s Credit Facility.

(2) As collateral for performance, the Company is contingently liable under standby letters of credit, which also reduces the availability under the Credit Facility.

(3) Assumes one-month LIBOR of 0.31% and Prime Rate of 3.25%, which were the rates as of June 30, 2009.

(4) These purchase commitments are related to the Company’s development projects that are currently under construction. The Company will fund $1.2 million and has a committed construction loan that will fund the remaining obligation.

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

Off-Balance Sheet Arrangements

          The Company may guarantee debt in connection with certain of its development activities, including joint ventures, from time to time. As of June 30, 2009, the Company did not have any such guarantees or other off-balance sheet arrangements outstanding.

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

          As of June 30, 2009, the Company had $385.4 million of consolidated debt outstanding (excluding any discounts or premiums related to assumed debt). Of the Company’s total consolidated debt, $38.5 million, or 10.0%, was variable rate debt that is not subject to variable to fixed rate interest rate swap agreements. Of the Company’s total indebtedness, $346.9 million, or 90.0%, was subject to fixed interest rates, including variable rate debt that is subject to variable to fixed rate swap agreements. The weighted average interest rate for fixed rate debt was 5.73% as of June 30, 2009.

          If LIBOR were to increase by 100 basis points based on June 30, 2009 one-month LIBOR of 0.31%, the increase in interest expense on the Company’s June 30, 2009 variable rate debt would decrease future annual earnings and cash flows by approximately $0.4 million. Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on the Company’s financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, the Company may take actions to further mitigate the Company’s exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in the Company’s financial structure.

ITEM 4. CONTROLS AND PROCEDURES

          The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as June 30, 20009, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

          During the six months ended June 30, 2009, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

          See the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. There have been no significant changes to the Company’s risk factors during the three months ended June 30, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          None.

Issuer Purchases of Equity Securities

          None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          On May 5, 2009, the Company held its annual meeting of stockholders (the “2009 Annual Meeting”). The stockholders voted on the following matters: (i) the election of nine nominees to serve as directors of the Company until the Company’s 2010 annual meeting of stockholders and (ii) the ratification of the selection of external auditors with regard to the current fiscal year. The results of the voting are shown below:

(i) Election of Directors	Votes Cast For	Votes Cast Against	Votes Withheld or Abstained
James W. Cogdell	15,405,675	—	107,379
Frank C. Spencer	15,437,193	—	75,861
John R. Georgius	11,696,919	—	3,816,135
Richard B. Jennings	11,694,777	—	3,818,277
Christopher E. Lee	11,697,124	—	3,815,930
David J. Lubar	15,436,996	—	76,058
Richard C. Neugent	15,437,301	—	75,753
Scott A. Ransom	15,436,996	—	76,058
Randolph D. Smoak	11,694,562	—	3,818,492

(ii) Ratification of selection of external auditors	15,505,696	6,008	3,850

ITEM 5. OTHER INFORMATION

          None.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGDELL SPENCER INC.
Registrant

Date: August 10, 2009	/s/Frank C. Spencer
Frank C. Spencer
President and Chief Executive Officer

Date: August 10, 2009	/s/Charles M. Handy
Charles M. Handy
Senior Vice President and Chief Financial Officer