Form 10-Q
period 2009-09-30
Cogdell Spencer Inc.
filed 2009-11-09
CIK 1332896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
(704) 940-2900
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES    [ ]    NO   [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ].
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  [ ] Yes  [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 42,552,984 shares of common stock, par value $.01 per share, outstanding as of November 6, 2009.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)
	September 30, 2009	December 31, 2008
Assets
Real estate properties:
Land	$30,673	$30,673
Buildings and improvements	508,431	501,259
Less: Accumulated depreciation	(87,733)	(69,285)
Net operating real estate properties	451,371	462,647
Construction in progress	52,260	15,314
Net real estate properties	503,631	477,961
Cash and cash equivalents	25,773	34,668
Restricted cash	13,188	12,964
Tenant and accounts receivable, net of allowance of $1,836 in 2009 and $194 in 2008	17,910	43,523
Goodwill	108,683	180,435
Trade names and trademarks	41,240	75,969
Intangible assets, net of accumulated amortization of $42,598 in 2009 and $38,054 in 2008	22,837	45,363
Other assets	29,241	29,207
Total assets	$762,503	$900,090

Liabilities and equity
Mortgage notes payable	$266,961	$240,736
Revolving credit facility	80,000	124,500
Term loan	50,000	100,000
Accounts payable	18,714	22,090
Billings in excess of costs and estimated earnings on uncompleted contracts	23,216	17,025
Deferred income taxes	14,635	34,176
Payable to prior Erdman shareholders	18,002	18,002
Other liabilities	47,751	60,567
Total liabilities	519,279	617,096
Commitments and contingencies
Equity:
Cogdell Spencer Inc. stockholders' equity:
Preferred stock, $0.01 par value; 50,000 shares authorized, none issued or outstanding	-	-
Common stock; $0.01 par value; 200,000 shares authorized, 42,547 and 17,699 shares
issued and outstanding in 2009 and 2008, respectively	425	177
Additional paid-in capital	369,539	275,380
Accumulated other comprehensive loss	(3,160)	(5,106)
Accumulated deficit	(161,604)	(77,438)
Total Cogdell Spencer Inc. stockholders' equity	205,200	193,013
Noncontrolling interests:
Real estate partnerships	4,857	4,657
Operating partnership	33,167	85,324
Total noncontrolling interests	38,024	89,981
Total equity	243,224	282,994
Total liabilities and equity	$762,503	$900,090

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Revenues:
Rental revenue	$20,049	$19,631	$59,376	$57,622
Design-Build contract revenue and other sales	30,298	72,914	113,399	174,870
Property management and other fees	816	852	2,530	2,524
Development management and other income	239	622	3,266	751
Total revenues	51,402	94,019	178,571	235,767
Expenses:
Property operating and management	8,163	8,370	23,975	23,403
Design-Build contracts and development management	21,166	59,578	92,573	146,907
Selling, general, and administrative	7,876	7,599	21,218	20,396
Depreciation and amortization	8,047	11,871	27,136	33,275
Impairment charges	-	-	120,920	-
Total expenses	45,252	87,418	285,822	223,981
Income (loss) from operations before other income (expense) and income tax benefit (expense)	6,150	6,601	(107,251)	11,786
Other income (expense):
Interest and other income	161	210	456	682
Interest expense	(5,072)	(6,743)	(16,691)	(18,695)
Debt extinguishment and interest rate derivative expense	(10)	-	(2,501)	-
Equity in earnings (loss) of unconsolidated real estate partnerships	(4)	10	4	18
Total other income (expense)	(4,925)	(6,523)	(18,732)	(17,995)
Income (loss) from operations before income tax benefit (expense)	1,225	78	(125,983)	(6,209)
Income tax benefit (expense)	231	(883)	22,065	(143)
Net income (loss)	1,456	(805)	(103,918)	(6,352)
Net loss (income) attributable to the noncontrolling interest in:
Real estate partnerships	(17)	(920)	(158)	(859)
Operating partnership	(191)	639	32,791	2,480
Net income (loss) attributable to Cogdell Spencer Inc.	$1,248	$(1,086)	$(71,285)	$(4,731)

Net income (loss) per share attributable to Cogdell Spencer Inc. - basic and diluted	$0.03	$(0.07)	$(2.43)	$(0.31)

Weighted average common shares - basic and diluted	42,539	15,747	29,299	15,710

See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(unaudited)
			Cogdell Spencer Inc. Stockholders
				Accumulated			Noncontrolling	Noncontrolling
				Other		Additional	Interests in	Interests in
	Total	Comprehensive	Accumulated	Comprehensive	Common	Paid-in	Operating	Real Estate
	Equity	Loss	Deficit	Loss	Stock	Capital	Partnership	Partnerships

Balance at December 31, 2008	$282,994	$-	$(77,438)	$(5,106)	$177	$275,380	$85,324	$4,657
Comprehensive loss:
Net income (loss)	(103,918)	(103,918)	(71,285)	-	-	-	(32,791)	158
Unrealized gain on interest rate swaps, net of tax	3,371	3,371	-	2,424	-	-	366	581
Comprehensive loss	(100,547)	$(100,547)
Issuance of common stock, net of costs	76,457		-	-	230	76,227	-	-
Conversion of operating partnership units to common stock	-		-	(478)	18	17,805	(17,345)	-
Restricted stock and LTIP unit grants	817		-	-	-	80	737	-
Amortization of restricted stock grants	75		-	-	-	47	28	-
Dividends and distributions	(16,572)		(12,881)	-	-	-	(3,152)	(539)

Balance at September 30, 2009	$243,224		$(161,604)	$(3,160)	$425	$369,539	$33,167	$4,857

See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(unaudited)
			Cogdell Spencer Inc. Stockholders
				Accumulated			Noncontrolling	Noncontrolling
				Other		Additional	Interests in	Interests in
	Total	Comprehensive	Accumulated	Comprehensive	Common	Paid-in	Operating	Real Estate
	Equity	Loss	Deficit	Loss	Stock	Capital	Partnership	Partnerships

Balance at December 31, 2007	$162,256	$-	$(50,751)	$(884)	$119	$166,901	$44,437	$2,434
Comprehensive loss:
Net income (loss)	(6,352)	(6,352)	(4,731)	-	-	-	(2,480)	859
Unrealized gain (loss) on interest rate swaps, net of tax	1,469	1,469	-	872	-	-	626	(29)
Comprehensive loss	(4,883)	$(4,883)
Issuance of common stock and operating partnership units, net of costs	148,754		-	-	57	91,288	57,409	-
Contributed equity in partnership	3,876							3,876
Redemptions of operating partnership units	(476)		-	-	-	-	(476)	-
Restricted stock and LTIP unit grants	1,034		-	-	-	94	940	-
Amortization of restricted stock grants	75		-	-	-	47	28	-
Dividends and distributions	(27,418)		(16,934)	-	-	-	(9,520)	(964)
Adjustment to record change of interest in the operating partnership due to the issuance of operating partnership units in excess of book value	14,502		-	-	-	15,305	(803)	-

Balance at September 30, 2008	$297,720		$(72,416)	$(12)	$176	$273,635	$90,161	$6,176

See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)
	For the Nine Months Ended
	September 30, 2009	September 30, 2008
Operating activities:
Net loss	$(103,918)	$(6,352)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	27,136	33,275
Amortization of acquired above market leases and acquired below market leases, net	(410)	(533)
Straight line rental revenue	(407)	(422)
Amortization of deferred finance costs and debt premium	1,190	878
Provision for bad debts	1,642	135
Deferred income taxes	(20,234)	(468)
Equity-based compensation	893	1,110
Equity in earnings (loss) of unconsolidated real estate partnerships	(4)	(18)
Change in fair value of interest rate swap agreements	(449)	-
Debt extinguishment and interest rate derivative expense	2,501	-
Impairment of goodwill, trade names and trademarks and intangible assets	120,920	-
Changes in operating assets and liabilities:
Tenant and accounts receivable and other assets	23,921	13,515
Accounts payable and other liabilities	(15,059)	(7,042)
Billings in excess of costs and estimated earnings on uncompleted contracts	6,191	(9,518)
Net cash provided by operating activities	43,913	24,560
Investing activities:
Business acquisitions, net of cash acquired	-	(130,264)
Investment in real estate properties	(40,671)	(38,633)
Purchase of noncontrolling interests in operating partnership	-	(754)
Proceeds from sales-type capital lease	229	230
Purchase of corporate property, plant and equipment	(1,586)	(1,068)
Distributions received from unconsolidated real estate partnerships	8	5
Increase in restricted cash	(224)	(16,585)
Net cash used in investing activities	(42,244)	(187,069)
Financing activities:
Proceeds from mortgage notes payable	38,240	8,087
Repayments of mortgage notes payable	(11,962)	(13,733)
Proceeds from revolving credit facility	3,500	110,500
Repayments to revolving credit facility	(48,000)	(99,700)
Proceeds from term loan	-	100,000
Repayment of term loan	(50,000)	-
Net proceeds from sale of common stock	76,657	91,344
Dividends and distributions	(17,173)	(22,831)
Equity contribution from noncontrolling interest in real estate partnerships	-	517
Distributions to noncontrolling interests in real estate partnerships	(539)	(963)
Payment of deferred financing costs	(1,287)	(3,630)
Net cash provided by (used in) financing activities	(10,564)	169,591
Increase (decrease) in cash and cash equivalents	(8,895)	7,082
Balance at beginning of period	34,668	3,555
Balance at end of period	$25,773	$10,637

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$16,004	$17,596

Cash paid for income taxes	$10	$3,039

Supplemental cash flow information - noncash investing and financing activities:
Operating Partnership Units converted into common stock	$17,345	$-
Debt assumed with purchase of property	-	2,733
Noncontrolling interest assumed with purchase of property	-	3,359
Investment in real estate properties included in accounts payable and other liabilities	4,042	519
Accrued dividends and distributions	5,007	9,379
Operating Partnership Units issued or to be issued in connection with the acquisition of a business or real estate property	-	81,673

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and represent the assets and liabilities and operating results of the Company. The condensed consolidated financial statements include the Company’s accounts, its wholly-owned subsidiaries, as well as the Operating Partnership and its subsidiaries. The condensed consolidated financial statements also include any partnerships for which the Company or its subsidiaries is the general partner or the managing member and the rights of the limited partners do not overcome the presumption of control by the general partner or managing member.  The Company reviews its interests in entities to determine if the entity’s assets, liabilities, noncontrolling interests and results of activities should be included in the condensed consolidated financial statements in accordance with the GAAP.  All significant intercompany balances and transactions have been eliminated in consolidation.

Interim Financial Statements

The condensed consolidated financial statements for the three and nine months ended September 30, 2009 and 2008 are unaudited, but include all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations, changes in equity and cash flows for such periods. Operating results for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal years of 2009 or 2008 or any other future period.  These condensed consolidated financial statements do not include all disclosures required by GAAP for annual consolidated financial statements.  The Company’s audited consolidated financial statements are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and should be read in conjunction with these interim financial statements.

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

Fair Value Measurements

The Company defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  In accordance with the Financial Accounting Standards Board (“FASB”), the Company adopted this definition for its financial assets and liabilities on January 1, 2008, and for all nonfinancial assets and nonfinancial liabilities on January 1, 2009.  The adoption for non-financial assets and liabilities on January 1, 2009 did not have a material impact on the Company’s consolidated financial position or results of operations.

The Company utilizes the GAAP fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  Fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.  In instances in which the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

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

The Company does not hold or issue financial instruments for trading purposes.  The Company considers the carrying amounts of cash and cash equivalents, restricted cash, tenant and accounts receivable, accounts payable, and other liabilities to approximate fair value due to the short maturity of these instruments.  The Company has estimated the fair value of debt utilizing present value techniques taking into consideration current market conditions.  At September 30, 2009, the carrying amount and estimated fair value of debt was $397.0 million and $390.8 million, respectively.  At December 31, 2008, the carrying amount and estimated fair value of debt was $465.2 million and $453.8 million, respectively.

See Note 7 regarding the write-down of the Company’s goodwill and certain intangible assets to implied fair market value.  See Note 8 regarding the fair value of the Company’s interest rate swap agreements.

Concentrations and Credit Risk

The Company maintains its cash in commercial banks.  Balances on deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to specific limits.  Balances on deposit in excess of FDIC limits are uninsured.  At September 30, 2009, the Company had bank cash balances of $30.4 million in excess of FDIC insured limits.

Four customers accounted for more than 10% of tenant and accounts receivable at September 30, 2009 and one customer accounted for more than 10% of tenant and accounts receivable at September 30, 2008.  One customer accounted for more than 10% of revenue for the three and nine months ended September 30, 2009.  Zero customers accounted for more than 10% of revenue for the three and nine months ended September 30, 2008.

Subsequent Events

The Company evaluates significant unusual or infrequent events occurring after the financial statement date through the date the financial statements are issued, or available to be issued, to determine if additional disclosures are needed.  As of November 9, 2009, the date the financial statements were available to be issued, no significant events have been identified, except those described in Note 3 within this Form 10-Q.

Recent Accounting Pronouncements

Effective July 1, 2009, the FASB established the Accounting Standards Codification (“ASC”) as the primary source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities.  Although the establishment of the ASC did not change current GAAP, it did change the way current GAAP is referenced.

In December 2007, the FASB issued an accounting standard, codified in ASC 805, Business Combinations, relating to the accounting for and reporting of business combinations using the acquisition method of accounting, which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  Among these changes, this standard redefines the measurement date of a business combination and requires most transaction costs to be expensed as incurred, and requires expanded disclosure requirements such as reasons for the business combination, amount of third-party related expenses incurred, and a description of the prior relationship between or among the parties.  The standard also provides guidance for recognizing and measuring the goodwill acquired in the business combination and requires additional disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This standard is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008.  The adoption of this standard had no impact on the Company’s balance sheet, statement of operations, or changes in equity on January 1, 2009.

 In December 2007, the FASB issued an accounting standard, codified in ASC 810, Consolidation, which establishes the accounting for and reporting of noncontrolling interests (“NCI”), formerly referred to as minority interests, in partially owned consolidated subsidiaries and the accounting for and reporting of the change in control of subsidiaries.  NCIs are to be reported as a component of equity separate from the parent’s equity and purchases or sales of equity interests that do not result in a change in control are accounted for as equity transactions.  In addition, net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively.  The Company implemented the standard effective January 1, 2009 and has applied the presentation and disclosure requirements retrospectively.  Its adoption has resulted in an increase to equity as of December 31, 2008 of $94.0 million for the reclassification of minority interest to equity for noncontrolling interests in consolidated entities as well as a $4.1 million reclassification of Accumulated Other Comprehensive Loss from Cogdell Spencer Inc. stockholders’ equity to noncontrolling interests as of December 31, 2008.  Also, net loss for the three and nine months ended September 30, 2008 has decreased by $0.3 and increased by $1.6 million, respectively, for the reclassification of loss allocated to noncontrolling interests; however, net loss per common share attributable to Cogdell Spencer Inc. – basic and diluted was not affected by this reclassification.

In March 2008, the FASB issued an accounting standard, codified in ASC 815, Derivatives and Hedging, relating to disclosures about derivative instruments and hedging activities.  The standard is intended to provide users of financial statements with an enhanced understanding of derivative instruments and hedging activities by having the Company disclose: (1) how and why the Company uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under GAAP and its related interpretations; and (3) how derivative instruments and related hedged items affect the Company’s financial position, financial performance and cash flows.  The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  It also encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The adoption of the standard had no impact on the Company’s balance sheet, statement of operations, or changes in equity on January 1, 2009.  See Note 8 for additional disclosures.

In June 2008, the FASB issued an accounting standard, codified in ASC 260, Earnings Per Share, clarifying how certain unvested share-based payment awards are accounted for in the computation of earnings per common unit.  The guidance states that unvested share-based payment awards containing non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per common unit pursuant to the two-class method.  This guidance requires the retrospective adjustment of all prior-period earnings per common unit data presented (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of the standard.   As a result, the Company’s unvested LTIP Units and restricted stock are considered participating securities and are included in the computation of basic and diluted earnings per common share of the Company if the effect of applying the if-converted method is dilutive.  The adoption of this standard did not have a material impact on the Company’s computation of earnings per common share on January 1, 2009.

In November 2008, the FASB issued an accounting standard, codified in ASC 323, Investments – Equity Method and Joint Ventures, relating to certain equity method investment accounting considerations.  The standard states, among other things, that transaction costs for an investment should be included in the cost of the equity-method investment (and not expensed) and shares subsequently issued by the equity-method investee that reduce the investor’s ownership percentage should be accounted for as if the investor had sold a proportionate share of its investment, with gains or losses recorded through earnings.  The statement is effective for transactions occurring in fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption of this standard had no impact on the Company’s balance sheet, statement of operations, or changes in equity.

In April 2009, the FASB issued an accounting standard, codified in ASC 825, Financial Instruments, regarding interim disclosures about fair value of financial instruments.  The standard essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting.  In addition, the standard requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments.  This standard is effective for interim reporting periods ending after June 15, 2009.  The additional disclosures required by the standard are included in Note 8 within this Form 10-Q.

In May 2009, the FASB issued an accounting standard, codified in ASC 855, Subsequent Events, relating to the disclosure of subsequent events.  The standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged.  This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements.  Under the new standard, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date.  The new standard requires an entity, unlike previous practice, to disclose the date through which it has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.  The statement is effective for interim and annual reporting periods ending after June 15, 2009.  The additional disclosure required by the standard is included in Note 2 within this Form 10-Q.

In June 2009, the FASB issued an accounting standard, codified in ASC 810, Consolidation, which revises the consolidation guidance for variable-interest entities (“VIE”).  The revisions include (1) no longer exempting qualifying special-purpose entities from the scope of the guidance, (2) requiring the continuous reconsideration for determining whether an enterprise is the primary beneficiary of another entity, (3) ignoring kick-out rights unless the rights are held by a single enterprise and (4) requiring consolidation if an entity has power and receives benefits or absorbs losses that are potentially significant to the VIE and not requiring consolidation if power is shared amongst unrelated parties.  The revisions also include the enhancement of disclosure requirements.  The standard is effective for interim and annual reporting periods beginning after November 15, 2009.  The Company is still evaluating the effect of this standard on the Company’s balance sheet, statement of operations, or changes in equity.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820.  This update provides alternatives to measuring the fair value of liabilities when a quoted price for an identical liability traded in an active market does not exist.  The alternatives include using the quoted price for the identical liability when traded as an asset or the quoted price of a similar liability or of a similar liability when traded as an asset, in addition to valuation techniques based on the amount an entity would pay to transfer the identical liability (or receive to enter into an identical liability).  The update is effective for interim and annual reporting periods ending after August 28, 2009.  The Company does not expect the update to have a material impact on the Company’s balance sheet, statement of operations, or changes in equity.

3.	Acquisitions

At September 30, 2009, related to the Erdman acquisition, there was $18.0 million in escrow, which consisted of $10.9 million in cash and $7.1 million to be paid in Operating Partnership Units (“OP units”), which represents 446,779 OP units.  Subsequent to September 30, 2009, the final escrow release related to the Erdman acquisition occurred.  Per agreement between the Company and the MEA Holdings, Inc. Seller Representatives, $5.0 million of the escrow was paid to the Company in consideration of full and final settlement of certain claims made by the Company in connection with the Erdman transaction.  The $5.0 million will be recorded as income during the three months ending December 31, 2009.  During the fourth quarter of 2009, $8.1 million of cash was released from the escrow to the Erdman sellers and 331,812 OP units were issued to the Erdman sellers.

4.	Investments in Real Estate Partnerships

As of September 30, 2009, the Company had an ownership interest in eight limited liability companies or limited partnerships.

        The following is a description of the unconsolidated entities:

•	Cogdell Spencer Medical Partners LLC, a Delaware limited liability company, founded in 2008, has no assets, and is 20.0% owned by the Company;

•	BSB Health/MOB Limited Partnership No. 2, a Delaware limited partnership, founded in 2002, owns nine medical office buildings, and is 2.0% owned by the Company;

•	Shannon Health/MOB Limited Partnership No. 1, a Delaware limited partnership, founded in 2001, owns ten medical office buildings, and is 2.0% owned by the Company; and

•	McLeod Medical Partners, LLC, a South Carolina limited liability company, founded in 1982, owns three medical office buildings, and is 1.1% owned by the Company.

The following is a description of the consolidated entities:

•	Genesis Property Holdings, LLC, a Florida limited liability company, founded in 2007, has one medical office building under construction, and is 40.0% owned by the Company;

•	Cogdell General Health Campus MOB, LP, a Pennsylvania limited partnership, founded in 2006, owns one medical office building, and is 80.9% owned by the Company;

•	Mebane Medical Investors, LLC, a North Carolina limited liability company, founded in 2006, owns one medical office building, and is 35.1% owned by the Company; and

•	Rocky Mount MOB, LLC, a North Carolina limited liability company, founded in 2002, owns one medical office building, and is 34.5% owned by the Company.

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

        The unconsolidated entities are accounted for under the equity method of accounting based on the Company’s inability to exercise significant influence as the entity’s managing member or general partner. The following is a summary of financial information for the unconsolidated entities for the periods indicated and reflects the financial position and operations of these entities, not just the Company’s interest in the entities (in thousands):

	September 30, 2009	December 31, 2008
Financial position:
Total assets	$55,414	$56,262
Total liabilities	49,434	49,831
Members' equity	5,980	6,431

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Results of operations:
Total revenues	$2,974	$3,025	$9,189	$9,107
Operating and general and administrative expenses	1,624	1,555	$4,503	4,263
Net income (loss)	(137)	(28)	$374	446

5.	Business Segments

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

The Company’s management evaluates the operating performance of its operating segments based on funds from operations (“FFO”) and funds from operations modified (“FFOM”).  FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), represents net income (computed in accordance with GAAP), excluding gains from sales of property, plus real estate depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. The Company adjusts the NAREIT definition to add back noncontrolling interests in real estate partnerships before real estate related depreciation and amortization. FFOM adds back to FFO non-cash amortization of non-real estate related intangible assets associated with purchase accounting.  The Company considers FFO and FFOM important supplemental measures of the Company’s operational performance.  The Company believes FFO is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. The Company believes that FFOM allows securities analysts, investors and other interested parties in evaluating current period results to results prior to the Erdman transaction.  FFO and FFOM are intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO and FFOM exclude depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income.  The Company’s methodology may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO and FFOM do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties.

The following tables represent the segment information for the three and nine months ended September 30, 2009 and 2008 (in thousands):

Three months ended September 30, 2009:	Property Operations	Design-Build and Development	Intersegment Eliminations	Unallocated and Other	Total

Revenues:
Rental revenue	$20,072	$-	$(23)	$-	$20,049
Design-Build contract revenue and other sales	-	40,644	(10,346)	-	30,298
Property management and other fees	816	-	-	-	816
Development management and other income	-	723	(484)	-	239
Total revenues	20,888	41,367	(10,853)	-	51,402

Certain operating expenses:
Property operating and management	8,163	-	-	-	8,163
Design-Build contracts and development management	-	31,169	(10,003)	-	21,166
Selling, general, and administrative	-	6,098	(23)	-	6,075
Total certain operating expenses	8,163	37,267	(10,026)	-	35,404
	12,725	4,100	(827)	-	15,998

Interest and other income	134	24	-	3	161
Corporate general and administrative expenses	-	-	-	(1,801)	(1,801)
Interest expense	-	-	-	(5,072)	(5,072)
Debt extinguishment and interest rate derivative expense	-	-	-	(10)	(10)
Benefit from income taxes applicable to funds from operations modified	-	-	-	6	6
Non-real estate related depreciation and amortization	-	(190)	-	(57)	(247)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	(1)	-	-	-	(1)
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(206)	-	-	-	(206)
Funds from operations modified (FFOM)	12,652	3,934	(827)	(6,931)	8,828

Amortization of intangibles related to purchase accounting, net of income tax benefit	(42)	(536)	-	225	(353)
Funds from operations (FFO)	12,610	3,398	(827)	(6,706)	8,475

Real estate related depreciation and amortization	(7,225)	-	-	-	(7,225)
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	206	-	-	-	206
Net income (loss)	5,591	3,398	(827)	(6,706)	1,456
Net (income) attributable to the noncontrolling interest in:
Real estate partnerships	(17)	-	-	-	(17)
Operating partnership	-	-	-	(191)	(191)
Net income (loss) attributable to Cogdell Spencer Inc.	$5,574	$3,398	$(827)	$(6,897)	$1,248

Total assets	$562,911	$199,116	$-	$476	$762,503

Three months ended September 30, 2008:	Property Operations	Design-Build and Development	Intersegment Eliminations	Unallocated and Other	Total

Revenues:
Rental revenue	$19,653	$-	$(22)	$-	$19,631
Design-Build contract revenue and other sales	-	74,276	(1,362)	-	72,914
Property management and other fees	852	-	-	-	852
Development management and other income	-	1,127	(505)	-	622
Total revenues	20,505	75,403	(1,889)	-	94,019

Certain operating expenses:
Property operating and management	8,370	-	-	-	8,370
Design-Build contracts and development management	-	61,026	(1,448)	-	59,578
Selling, general, and administrative	-	5,048	(183)	-	4,865
Total certain operating expenses	8,370	66,074	(1,631)	-	72,813
	12,135	9,329	(258)	-	21,206

Interest and other income	143	52	-	15	210
Corporate general and administrative expenses	-	-	-	(2,734)	(2,734)
Interest expense	-	-	-	(6,743)	(6,743)
Provision for income taxes applicable to funds from operations modified	-	-	-	(2,411)	(2,411)
Non-real estate related depreciation and amortization	-	(348)	-	(57)	(405)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	13	-	-	-	13
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(977)	-	-	-	(977)
Funds from operations modified (FFOM)	11,314	9,033	(258)	(11,930)	8,159

Amortization of intangibles related to purchase accounting, net of income tax benefit	(42)	(3,876)	-	1,528	(2,390)
Funds from operations (FFO)	11,272	5,157	-	(10,402)	5,769

Real estate related depreciation and amortization	(7,551)	-	-	-	(7,551)
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	977	-	-	-	977
Net income (loss)	4,698	5,157	-	(10,402)	(805)
Net loss (income) attributable to the noncontrolling interest in:
Real estate partnerships	(920)	-	-	-	(920)
Operating partnership	-	-	-	639	639
Net income (loss) attributable to Cogdell Spencer Inc.	$3,778	$5,157	$-	$(9,763)	$(1,086)

Total assets	$575,244	$308,878	$-	$952	$885,074

Nine months ended September 30, 2009:	Property Operations	Design-Build and Development	Intersegment Eliminations	Unallocated and Other	Total

Revenues:
Rental revenue	$59,445	$-	$(69)	$-	$59,376
Design-Build contract revenue and other sales	-	133,813	(20,414)	-	113,399
Property management and other fees	2,530	-	-	-	2,530
Development management and other income	-	5,793	(2,527)	-	3,266
Total revenues	61,975	139,606	(23,010)	-	178,571

Certain operating expenses:
Property operating and management	23,975	-	-	-	23,975
Design-Build contracts and development management	-	112,236	(19,663)	-	92,573
Selling, general, and administrative	-	14,758	(69)	-	14,689
Impairment charges	-	120,920	-	-	120,920
Total certain operating expenses	23,975	247,914	(19,732)	-	252,157
	38,000	(108,308)	(3,278)	-	(73,586)

Interest and other income	404	28	-	24	456
Corporate general and administrative expenses	-	-	-	(6,529)	(6,529)
Interest expense	-	-	-	(16,691)	(16,691)
Prepayment penalty on early extinguishment of debt	-	-	-	(2,501)	(2,501)
Benefit from income taxes applicable to funds from operations modified	-	-	-	20,316	20,316
Non-real estate related depreciation and amortization	-	(580)	-	(168)	(748)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	13	-	-	-	13
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(676)	-	-	-	(676)
Funds from operations modified (FFOM)	37,741	(108,860)	(3,278)	(5,549)	(79,946)

Amortization of intangibles related to purchase accounting, net of income tax benefit	(127)	(4,357)	-	1,749	(2,735)
Funds from operations (FFO)	37,614	(113,217)	(3,278)	(3,800)	(82,681)

Real estate related depreciation and amortization	(21,913)	-	-	-	(21,913)
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	676	-	-	-	676
Net income (loss)	16,377	(113,217)	(3,278)	(3,800)	(103,918)
Net loss (income) attributable to the noncontrolling interest in:
Real estate partnerships	(158)	-	-	-	(158)
Operating partnership	-	-	-	32,791	32,791
Net income (loss) attributable to Cogdell Spencer Inc.	$16,219	$(113,217)	$(3,278)	$28,991	$(71,285)

Total assets	$562,911	$199,116	$-	$476	$762,503

Nine months ended September 30, 2008:	Property Operations	Design-Build and Development	Intersegment Eliminations	Unallocated and Other	Total

Revenues:
Rental revenue	$57,687	$-	$(65)	$-	$57,622
Design-Build contract revenue and other sales	-	176,232	(1,362)	-	174,870
Property management and other fees	2,524	-		-	2,524
Development management and other income	-	1,353	(602)	-	751
Total revenues	60,211	177,585	(2,029)	-	235,767

Certain operating expenses:
Property operating and management	23,403	-	-	-	23,403
Design-Build contracts and development management	-	148,355	(1,448)	-	146,907
Selling, general, and administrative	-	13,012	(464)	-	12,548
Total certain operating expenses	23,403	161,367	(1,912)	-	182,858
	36,808	16,218	(117)	-	52,909

Interest and other income	456	137	-	89	682
Corporate general and administrative expenses	-	-	-	(7,848)	(7,848)
Interest expense	-	-	-	(18,695)	(18,695)
Provision for income taxes applicable to funds from operations modified	-	-	-	(3,719)	(3,719)
Non-real estate related depreciation and amortization	-	(772)	-	(176)	(948)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	27	-	-	-	27
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(1,128)	-	-	-	(1,128)
Funds from operations modified (FFOM)	36,163	15,583	(117)	(30,349)	21,280

Amortization of intangibles related to purchase accounting, net of income tax benefit	(127)	(9,043)	-	3,576	(5,594)
Funds from operations (FFO)	36,036	6,540	-	(26,773)	15,686

Real estate related depreciation and amortization	(23,166)	-	-	-	(23,166)
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	1,128	-	-	-	1,128
Net income (loss)	13,998	6,540	-	(26,773)	(6,352)
Net loss (income) attributable to the noncontrolling interest in:
Real estate partnerships	(859)	-	-	-	(859)
Operating partnership	-	-	2,480	-	2,480
Net income (loss) attributable to Cogdell Spencer Inc.	$13,139	$6,540	$-	$(26,773)	$(4,731)

Total assets	$575,244	$308,878	$-	$952	$885,074

6.	Contracts

Revenue and billings to date on uncompleted contracts, from their inception, as of September 30, 2009 and December 31, 2008, are as follows (in thousands):
	September 30, 2009	December 31, 2008

Costs and estimated earnings on uncompleted contracts	$154,467	$165,891
Billings to date	(173,933)	(176,210)
Net billings in excess of costs and estimated earnings	$(19,466)	$(10,319)

These amounts are included in the condensed consolidated balance sheet at September 30, 2009 and December 31, 2008 as shown below (in thousands).  At September 30, 2009 and December 31, 2008, the Company had retainage receivables of $5.2 million and $8.8 million, respectively, which are included in “Tenant and accounts receivable” in the condensed consolidated balance sheets.

	September 30, 2009	December 31, 2008

Costs and estimated earnings in excess of billings (1)	$3,750	$6,706
Billings in excess of costs and estimated earnings	(23,216)	(17,025)
Net billings in excess of costs and estimated earnings	$(19,466)	$(10,319)

(1) Included in "Other assets" in the consolidated balance sheets.

7.	Goodwill and Intangible Assets

The Company reviews the value of goodwill and intangible assets on an annual basis and when circumstances indicate a potential impairment may exist.  An interim review of the Design-Build and Development’s intangible assets was performed on March 31, 2009, due to a decline in the Company’s stock price, a decline in the cash flow multiples for comparable public engineering and construction companies, and changes in the cash flow projections for the Design-Build and Development business segment resulting from a decline in backlog and delays and cancellations of client building projects.  The Company has determined an interim review has not been necessary since the previous impairment review was performed at March 31, 2009.

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

The goodwill impairment review involved a two-step process.  The first step was a comparison of the reporting unit’s fair value to its carrying value.  Fair value was estimated by using two approaches, an income approach and a market approach.  Each approach was weighted 50% in the Company’s analysis.  The income approach uses the reporting unit’s projected operating results and discounted cash flows using a weighted-average cost of capital that reflects current market conditions, which was 14.5% for the March 31, 2009 review.  The cash flow projections use estimates of economic and market information over the projection period, including growth rates in revenues and costs and estimates of future expected changes in operating margins and cash expenditures.  Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures, and changes in future working capital requirements.  The market approach estimates fair value by applying cash flow multiples to the reporting unit's operating performance.  The multiples are derived from comparable publicly traded companies with similar operating and profitability characteristics.  Additionally, the Company reconciled the total of the estimated fair values of all its reporting units to its market capitalization to determine if the sum of the individual fair values is reasonable compared to the external market indicators.

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

The following table presents information about the Company’s goodwill and certain intangible assets measured at fair value as of March 31, 2009 (in thousands):

	Recorded Value as	Fair Value Measurement as of March 31, 2009
Description	of March 31, 2009	Level 1	Level 2	Level 3	Total Losses
Goodwill	$108,683	$-	$-	$108,683	$(71,755)
Trade names and trademarks	41,240	-	-	41,240	(34,728)
Acquired signed contracts	1,398	-	-	5,281	-
Acquired proposals	2,129	-	-	2,129	(1,833)
Acquired customer relationships	1,789	-	-	1,789	(12,604)
	$155,239	$-	$-	$159,122	$(120,920)

See Note 2 within this Form 10-Q for a discussion of the Company’s accounting policy regarding the fair value of financial and non-financial assets.

The following table shows the change in carrying value from the measurement date of March 31, 2009 to September 30, 2009 (in thousands):

		Amortization for the
	Recorded Value as	Six Months Ended	Recorded Value as
Description	of March 31, 2009	September 30, 2009	of September 30, 2009
Goodwill	$108,683	n/a	$108,683
Trade names and trademarks	41,240	n/a	41,240
Acquired signed contracts	1,398	$(932)	466
Acquired proposals	2,129	(789)	1,340
Acquired customer relationships	1,789	(153)	1,636
	$155,239		$153,365

The Company had goodwill of $108.7 million and $180.4 million at September 30, 2009 and December 31, 2008, respectively, and non-amortizing trade names and trademarks intangible assets of $41.2 million and $76.0 million at September 30, 2009 and December 31, 2008, respectively.

Amortizing intangible assets consisted of the following for the periods shown (in thousands):

	September 30, 2009		December 31, 2008
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Acquired signed contracts	$13,253	$12,787	$13,253	$11,389
Acquired proposals	2,129	789	6,168	886
Acquired customer relationships	1,789	153	15,732	644
Acquired above market leases	1,559	902	1,559	748
Acquired in place lease value and deferred leasing costs	41,046	26,931	41,046	23,573
Acquired ground leases	3,562	484	3,562	389
Acquired property management contracts	2,097	552	2,097	425
Total amortizing intangible assets	$65,435	$42,598	$83,417	$38,054

Amortization expense related to intangibles for the nine months ended September 30, 2009 and 2008 was $8.0 million and $13.9 million, respectively.  Goodwill and trade names and trademarks are not amortized and are associated with the Design-Build and Development business segment. The Company expects to recognize amortization expense from the acquired intangible assets for the remainder of the current year 2009 and thereafter as follows (in thousands):

For the period ending:	Future Amortization Expense

Remainder of 2009	$1,539
2010	5,034
2011	3,269
2012	2,276
2013	1,379
Thereafter	8,443

8.	Mortgage Notes Payable and Borrowing Agreements

Term Loan

In the first nine months of 2009, Erdman experienced delays in client project starts and some contract cancellations and Erdman could face additional delays and cancellations over the next several quarters.  Due to the uncertainty of Erdman’s future operating results, the Company and the Term Loan lenders amended the Erdman senior secured term loan agreement (“Term Loan”) in June 2009 and the Company repaid $50.0 million of the $100.0 million outstanding under the Term Loan.  As a result of the amendment, all unamortized Term Loan deferred finance costs and costs paid to the lenders that were party to the amendment were expensed during the second quarter of 2009.  The second quarter charge to debt extinguishment and interest rate derivative expense was approximately $0.9 million, before income tax benefit.  The Company recorded an income tax benefit of approximately $0.4 million related to this charge.  The amendment, among other things, amends certain financial covenants relating to Erdman, as well as certain other provisions of the Term Loan, including (1) the elimination of the minimum adjusted consolidated EBITDA covenant (previously $22.5 million), (2) a modification of the maximum adjusted consolidated senior indebtedness to adjusted consolidated EBITDA covenant to 3.50 to 1.00 through March 2011, with a one-time ability to exceed 3.50 to 1.00 but not greater than 3.75 to 1.00, and 3.00 to 1.00 from April 2011 to final maturity (previously 4.25 to 1.00 as of March 31, 2009, decreasing to 3.75 to 1.00 as of July 1, 2009), (3) an increase in the interest rate from LIBOR plus 3.50% to LIBOR plus 4.50%, and (4) payment of a market based modification fee.  The amendment was subject to the repayment of $50.0 million of the outstanding balance under the Term Loan by the Borrower (which amount was repaid on June 3, 2009) and certain other customary terms and conditions.

Construction Financing

In January 2009, the Company obtained financing in an amount of $14.8 million from a construction loan on the Medical Physicians Tower in Jackson, Tennessee.  The loan provides for interest-only payments during the construction period at a rate of one-month LIBOR plus 2.50%, but not less than 4.50%.  In September 2010, the loan converts to an amortizing loan with monthly payments based on a 25-year amortization schedule at an interest rate of LIBOR plus 2.50%. The Company has entered into a forward starting interest rate swap agreement that effectively fixes the interest rate at 6.19% after the construction period through maturity. The loan matures September 2020.

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

In May 2009, the Company obtained financing in an amount of $14.0 million from a construction loan on the HealthPartners Central Minnesota Clinic project in St. Cloud, Minnesota.  The loan provides for interest-only payments during the construction period at a rate of LIBOR plus 3.25%, but not less than 6.0%.   In December 2010, the loan converts to an amortizing loan with monthly payments based on a 22.5-year amortization schedule at an interest rate of LIBOR plus 3.25%, but not less than 6.0%.  The Company has entered into a forward starting interest rate swap agreement that effectively fixes the interest rate at 6.80% after the construction period through maturity.  The loan matures November 2014.

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

 In May 2009, the Company refinanced the mortgage note payable for the Medical Arts Center of Orangeburg in Orangeburg, South Carolina.  There was no change in the principal balance of $2.4 million at the time of refinance.  The interest rate is LIBOR plus 3.25% (3.56% as of June 30, 2009) with a 6.0% minimum interest rate and the maturity date is May 2014.

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

In August 2009, the Company completed construction on the Alamance Regional Cancer Center, an 8,527 square foot, 100% leased addition to the medical office building located in Mebane, North Carolina.  In connection with this addition, the Company obtained a $1.5 million mortgage note payable through Mebane Medical Investors, LLC, a consolidated real estate partnership of the Company.  The mortgage note payable matures in May 2010 and has two one-year conditional extension options, an interest rate of LIBOR plus 4.00%, and monthly payments are interest only.

In August 2009, the Company refinanced the mortgage note payable for Rocky Mount Kidney Center, located in Rocky Mount, North Carolina, and extended the maturity date to August 2014.  There was no change in the principle balance of $1.0 million at the time of refinance.  The interest rate is fixed at 6.75% and monthly principal and interest payments are based on a 15-year amortization schedule.

In October 2009, the Company obtained a $7.5 million mortgage note payable that is collateralized by the Randolph Medical Park, Lincoln/Lakemont Family Practice Center, and Northcross Family Medical Practice Building properties, all of which are located in Charlotte, North Carolina.  The mortgage note payable matures in October 2014, has a fixed interest rate of 7.00%, and requires monthly principal and interest payments based on a 20-year amortization.  Proceeds were used for working capital purposes.

In October 2009, the Company exercised its extension option and extended the mortgage note payable for Methodist Professional Center I, located in Indianapolis, Indiana, for a two year period.  Associated with this extension, the Company repaid $4.5 million of the $30.0 million outstanding principal.  The extended $25.5 million mortgage note payable matures in October 2011, has an interest rate of LIBOR plus 1.50%, and requires monthly principal and interest payments based on a 30-year amortization.

In October 2009, the Company refinanced the mortgage note payable for Hanover Medical Office Building On, located in Richmond, Virginia.  The principal balance was increased from $4.7 million to $6.0 million and the $1.3 million additional proceeds will be used for working capital purposes.  The $6.0 million mortgage note payable matures in November 2014, has a fixed interest rate of 7.35%, and requires monthly principal and interest payments based on a 25-year amortization.

Scheduled Maturities

The Company’s mortgages are collateralized by property and principal and interest payments are generally made monthly.  Scheduled maturities of mortgages, notes payable under the Credit Facility, and the Term Loan as of September 30, 2009, are as follows (in thousands, does not reflect October 2009 activity):

For the period ending:
Remainder of 2009	$35,583
2010	33,435
2011	158,077
2012	24,726
2013	15,533
Thereafter	129,448
396,802
Unamortized premium	159
$396,961

As of September 30, 2009, the Company had approximately $35.6 million of principal and maturity payments related to mortgage note payables remaining due in 2009.  In October 2009, $25.5 million was extended to October 2011, $4.7 million refinanced and now due in November 2014, and $4.5 million was repaid in October 2009.  The Company believes, based on the current loan to value ratios at individual properties and preliminary discussions with lenders, it will be able either to extend or refinance the remaining balloon maturities due in 2010.  In addition, the Company has approximately $87.5 million combined cash and cash equivalents and Credit Facility availability as of September 30, 2009, which exceeds the principal and maturity payments due in 2010.

At September 30, 2009, the Company believes it was in compliance with all its loan covenants.  See “Liquidity and Capital Resources.”

9.	Derivative Financial Instruments

Interest rate swap agreements are utilized to reduce exposure to variable interest rates associated with certain mortgage notes payable, the Term Loan, and the Credit Facility.  These agreements involve an exchange of fixed and floating interest payments without the exchange of the underlying principal amount (the “notional amount”). The interest rate swap agreements are reported at fair value in the condensed consolidated balance sheet within “Other assets” or “Other liabilities” and changes in the fair value, net of tax where applicable, are reported in accumulated other comprehensive income (loss) (“AOCI”) exclusive of ineffectiveness amounts.  The following table summarizes the terms of the agreements and their fair values at September 30, 2009 and December 31, 2008 (dollars in thousands):

	Notional Amount as of					September 30, 2009		December 31, 2008
Entity	September 30, 2009	Receive Rate	Pay Rate	Effective Date	Expiration Date	Asset	Liability	Asset	Liability
Indianapolis MOB LLC	$30,000	1 Month LIBOR	4.95%	11/2/2006	10/31/2009	$-	$207	$-	$1,106
MEA Holdings, LLC	100,000	1 Month LIBOR	2.82%	4/1/2008	3/1/2011	-	2,770	-	3,458
Cogdell Spencer LP	30,000	1 Month LIBOR	3.11%	10/15/2008	3/10/2011	-	962	-	1,218
Cogdell Spencer LP	14,344	1 Month LIBOR	3.32%	10/15/2008	6/15/2011	-	576	-	687
Beaufort Medical Plaza, LLC	4,795	1 Month LIBOR	3.80%	8/18/2008	8/18/2011	-	243	-	296
East Jefferson Medical Plaza	11,600	1 Month LIBOR	1.80%	1/15/2009	12/23/2011	-	125	-	81
River Hills Medical Associates, LLC	3,736	1 Month LIBOR	1.78%	1/15/2009	1/31/2012	-	36	-	25
St. Cloud MOB, LLC	5,900	1 Month LIBOR	3.55%	6/1/2010	11/1/2014		248	-	-
Cogdell Health Campus MOB, LP	10,690	1 Month LIBOR	4.03%	3/14/2008	3/2/2015	-	734	-	1,064
Genesis Property Holdings, LLC	16,797	1 Month LIBOR	4.71%	4/1/2010	10/1/2018	-	1,501	-	2,365
West Tennessee Investors, LLC	14,770	1 Month LIBOR	3.69%	9/1/2010	3/1/2019	-	97	-	-
Brandon MOB Investors, LLC	10,439	1 Month LIBOR	3.70%	10/1/2010	4/1/2019	-	49	-	-
Roper MOB, LLC	-	n/a	n/a	n/a	n/a	-	-	-	221
						$-	$7,548	$-	$10,521

The following tables show the effect of the Company’s derivative instruments designated as cash flow hedges for the three and nine months ended September 30, 2009 (in thousands):

	Three Months Ended September 30, 2009
	Gain or (Loss) Recognized in AOCI, Noncontrolling Interests in Operating Partnership, and Noncontrolling Interests in Real Estate Partnerships - Effective Portion (1)	Location of Gain or (Loss) Reclassified from AOCI, Noncontrolling Interests in Operating Partnership, and Noncontrolling Interests in Real Estate Partnerships into Income - Effective Portion	Gain or (Loss) Reclassified from AOCI, Noncontrolling Interests in Operating Partnership, and Noncontrolling Interests in Real Estate Partnerships into Income - Effective Portion (1)	Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
Interest rate swap agreements	$(1,435)	Interest Expense	$(649)	Debt extinguishment and interest rate derivative expense	$(10)

	Nine Months Ended September 30, 2009
	Gain or (Loss) Recognized in AOCI, Noncontrolling Interests in Operating Partnership, and Noncontrolling Interests in Real Estate Partnerships - Effective Portion (1)	Location of Gain or (Loss) Reclassified from AOCI, Noncontrolling Interests in Operating Partnership, and Noncontrolling Interests in Real Estate Partnerships into Income - Effective Portion	Gain or (Loss) Reclassified from AOCI, Noncontrolling Interests in Operating Partnership, and Noncontrolling Interests in Real Estate Partnerships into Income - Effective Portion (1)	Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
Interest rate swap agreements	$3,371	Interest Expense	$(3,389)	Debt extinguishment and interest rate derivative expense	$(1,539)
__________________________
(1)
Refer to the Condensed Consolidated Statement of Changes in Equity of this Form 10-Q, which summarizes the activity in Unrealized gain on interest rate swaps, net of tax related to the interest rate swap agreements.

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis as of September 30, 2009, and indicates the fair value hierarchy referenced in Note 2 within this Form 10-Q, of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Fair Value Measurements as of
	September 30, 2009
	Total	Level 1	Level 2	Level 3
Liabilities -
Derivative financial instruments	$(7,548)	$-	$(7,548)	$-

The valuation of derivative financial instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The fair values of variable to fixed interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of future interest rates forward curves derived from observable market interest rate curves.  To comply with GAAP, the Company incorporates credit valuation adjustments to appropriately reflect both its nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

The Company previously entered into a $100.0 million interest rate swap agreement in 2008 that fixed the floating rate portion of the $100.0 million Term Loan.  Due to the repayment and the amendment to the Term Loan in June 2009, approximately $1.6 and $0.3 million related to swap derivative hedge ineffectiveness was charged to debt extinguishment and interest rate derivative expense during the second and third quarter, respectively, of 2009.  The non-cash charge represents the portion of the mark to market fair value liability of the interest rate swap agreement for which there are no more future interest payments under the Term Loan.  During the second and third quarter of 2009, the Company recorded an income tax benefit of approximately $0.6 and $0.1 million, respectively, related to this charge, resulting in after-tax charge of approximately $1.0 and $0.2 million, respectively.

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

10.	Equity

Cogdell Spencer Inc. Stockholders’ Equity

In June 2009, the Company issued 23.0 million shares of common stock in a public offering, resulting in net proceeds to the Company of $76.5 million.  The net proceeds were used to fund the $50.0 million repayment under the Term Loan, to reduce borrowings under the Credit Facility, and for working capital purposes.

The following is a summary of changes of the Company’s common stock for the nine months ended September 30, 2009 and 2008 (in thousands):

	For the Nine Months Ended
	September 30, 2009	September 30, 2008
Common stock balance at beginning of period	17,699	11,948
Issuance of common stock	23,000	5,609
Conversion of OP units to common stock	1,835	-
Restricted stock grants	13	6
Common stock balance at end of period	42,547	17,563

The following is net loss attributable to Cogdell Spencer Inc. and the issuance of common stock in exchange for redemptions of OP units for the nine months ended September 30, 2009 and 2008 (in thousands):

	For the Nine Months Ended
	September 30, 2009	September 30, 2008
Net loss attributable to Cogdell Spencer Inc.	$(71,285)	$(4,731)
Increase in Cogdell Spencer Inc. additional paid-in capital for the conversion of OP units into common stock	17,804	-
Change from net loss attributable to Cogdell Spencer Inc. and transfers from noncontrolling interests	$(53,481)	$(4,731)

Noncontrolling Interests in Operating Partnership

As of September 30, 2009, there were 50.1 million OP units outstanding, of which 42.5 million, or 85.0%, were owned by the Company and 7.5 million, or 15.0%, were owned by other limited partners, including certain directors, officers and other members of senior management.  As of September 30, 2009, the fair market value of the OP units not owned by the Company was $36.1 million, based on a market value of $4.80 per unit, which was the closing stock price of the Company’s shares of common stock on the New York Stock Exchange (“NYSE”) on September 30, 2009.  Cash distributions paid on OP units during the three and nine months ended September 30, 2009 were $1.0 and $4.8 million, respectively.

In October 2009, the Company issued 331,812 OP units relating to the final escrow release related to the Erdman acquisition.  See Note 3 regarding the escrow agreement between the Company and the sellers.

Dividends and Distributions

On September 15, 2009, the Company announced that its Board of Directors had declared a quarterly dividend and distribution of $0.10 per share and OP unit that was paid in cash on October 21, 2009 to stockholders and holders of OP units of record on September 25, 2009. The dividend and distribution covered the third quarter of 2009 and $5.0 million is included in “Other liabilities” in the September 30, 2009 condensed consolidated balance sheet.

11.	Incentive and Share-Based Compensation

The Company’s 2005 Long-Term Stock Incentive Plan (“2005 Incentive Plan”) provides for the grant of incentive awards to employees, directors and consultants to attract and retain qualified individuals and reward them for superior performance in achieving the Company’s business goals and enhancing stockholder value.  Awards issuable under the incentive award plan include stock options, restricted stock, dividend equivalents, stock appreciation rights, long-term incentive plan units (“LTIP units”), cash performance bonuses and other incentive awards.  Only employees are eligible to receive incentive stock options under the incentive award plan.  The Company has reserved a total of 1,000,000 shares of common stock for issuance pursuant to the 2005 Incentive Plan, subject to certain adjustments set forth in the plan.  Each LTIP unit issued under the 2005 Incentive Plan will count as one share of stock for purposes of calculating the limit on shares that may be issued under the plan and the individual award limit discussed below.

In January 2009, the Company issued 500 LTIP units that vested upon issuance to one employee.  The LTIP units were valued at $9.31 per unit, which was the Company’s closing stock price on the NYSE on the grant date.  The Company has recorded compensation expense of less than $0.1 million in connection with this issuance.

In February 2009, each non-employee member of the Company’s Board of Directors was granted 6,569 shares of the Company’s restricted stock or LTIP units, at each director’s option, that all vested upon issuance.  Messrs. Georgius, Lee, Lubar, and Neugent each elected to receive LTIP units and Mr. Jennings and Dr. Smoak each elected to receive shares of restricted stock.  The restricted stock and LTIP units were valued at $6.09 per share, which was the Company’s closing stock price on the NYSE on the grant date.  The Company has recorded compensation expense of $0.2 million in connection with these issuances.

In February 2009, 3,334 LTIP units of previously issued, but unvested, LTIP units became vested based on 2008 Company performance.  Compensation expense of $0.1 million was recorded for the year ended December 31, 2008.  As of March 31, 2009, there were 114,535 unvested LTIP units that will vest if, and when, the Company achieves certain performance standards as provided in the awards.  Any portions of the unvested LTIP units that are not vested as of December 2015 are forfeited.  As of September 30, 2009, the Company assessed the probability of the performance conditions being achieved and has recorded no compensation expenses associated with 2009 Company performance.

In February 2009, the Company issued an aggregate of 80,586 LTIP units, all of which vested upon issuance, to certain employees based on 2008 performance goals.  The LTIP units were valued at $6.09 per unit, which was the Company’s closing stock price on the NYSE on the grant date.  The Company accrued compensation expense in 2008 in connection with this issuance.

In February 2009, the Company issued 4,926 LTIP units to one employee that will vest in February 2010 if such employee’s employment is maintained through February 2010.  The LTIP units were valued at $6.09 per unit, which was the Company’s closing stock price on the NYSE on the grant date.  The Company will record compensation expense for the year ended December 31, 2009 of less than $0.1 million in connection with this issuance.

The following is a summary of restricted stock and LTIP unit activity for the nine months ended September 30, 2009 (in thousands, except weighted average grant price):

	Restricted Stock	LTIP Units	Weighted Average Grant Price
Unvested balance at December 31, 2008	12	118	$15.89
Granted	13	112	6.10
Vested	(19)	(111)	6.87
Forfeited	(1)	-	17.00
Unvested balance at end of the period	5	119	$15.43

12.	Related Party Transactions

        The Fork Farm, a working farm owned by the Company’s Chairman, periodically hosts events on behalf of the Company. Charges of less than $10,000 for each nine month period ended September 30, 2009 and 2008, respectively, are reflected in “Selling, general, and administrative” expenses in the condensed consolidated statement of operations.

The Company has certain design-build contracts for the construction of two medical facilities with certain entities in which Mr. Lubar, a member of the Company’s Board of Directors, has an indirect ownership interest and is a director.  Mr. Lubar resigned as an officer of these entities in 2008.  The total contract amount for the two medical facilities was $30.7 million and construction was in process at the time of the Erdman transaction.  During 2008, construction was completed on one medical facility.  For the three and nine months ended September 30, 2008, the Company recognized $5.4 million and $11.6 million of revenue, respectively, and at December 31, 2008 had accounts receivable of $2.1 million and billings in excess of costs and estimated earnings on uncompleted contracts of $2.1 million related to both projects.  During the first quarter of 2009, construction was completed on the second medical facility and the Company recognized $3.0 million of revenue in the first quarter of 2009 and no revenue was recognized during the second and third quarters of 2009.  At September 30, 2009, had no accounts receivable or billings in excess of costs and estimated earnings on uncompleted contracts.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this discussion and elsewhere in this Quarterly Report on Form 10-Q, the words “believes,” “anticipates,” “projects,” “should,” “estimates,” “expects,” and similar expressions are intended to identify forward-looking statements with the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and in Section 21F of the Securities and Exchange Act of 1934, as amended.  Actual results may differ materially due to uncertainties including:

•	the Company’s business strategy;
•	the Company’s ability to comply with financial covenants in its debt instruments;

•	the Company’s access to capital;

•	the Company’s ability to obtain future financing arrangements;

•	estimates relating to the Company’s future distributions;

•	the Company’s understanding of the Company’s competition;

•	the Company’s ability to renew the Company’s ground leases;

•	legislative and regulatory changes (including changes to laws governing the taxation of REITs and individuals);

•	increases in costs of borrowing as a result of changes in interest rates and other factors;

•	the Company’s ability to maintain its qualification as a REIT due to economic, market, legal, tax or other considerations;

•	changes in the reimbursement available to the Company’s tenants by government or private payors;

•	the Company’s tenants’ ability to make rent payments;

•	defaults by tenants;

•	Erdman’s customers’ access to financing;

•	delays in project starts and cancellations by Erdman’s customers;
•	the timing of capital expenditures by healthcare systems and providers;
•	market trends; and
•	projected capital expenditures
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

Overview

The Company is a fully-integrated, self-administered, and self-managed REITthat invests in specialty office buildings for the medical profession, including medical offices and ambulatory surgery and diagnostic centers.  The Company focuses on the ownership, delivery, acquisition, and management of strategically located medical office buildings and other healthcare related facilities in the United States of America.  The Company has been built around understanding and addressing the full range of specialized real estate needs of the healthcare industry.

The Company derives a majority of its revenues from two sources: (1) rents received from tenants under existing leases in medical office buildings  and other healthcare related facilities, and (2) from design-build services for healthcare customers.  The Company expects that rental revenue will remain stable due to multi-year, non-cancellable leases with annual rental increases based on the Consumer Price Index (“CPI”).  The Company’s design-build revenue is derived from Erdman.  The demand for Erdman’s services has been, and will likely continue to be, cyclical in nature.  In periods of adverse economic conditions, Erdman’s customers may be unwilling or unable to make capital expenditures and they may be unable to obtain debt or equity financings for projects.  As a result, customers may defer projects to a later date, which could reduce Erdman’s revenues.  Due to the current adverse economic environment and the volatility in the credit markets, Erdman is experiencing delays in client project starts and cancellations.  As a result, the Company implemented a reduction in force in December 2008 and May 2009 and has reduced incentive compensation for 2009.  The Company expects its design-build revenue and FFOM contribution from Erdman in 2009 to be less than 2008 revenue and FFOM contribution.

Generally, the Company’s property operating revenues and expenses have remained consistent over time except for growth due to property developments and property and business acquisitions.  Erdman’s financial results can be affected by the amount and timing of capital spending by healthcare systems and providers, the demand for Erdman’s services in the healthcare facilities market, the availability of construction level financing, and weather at the construction sites.  Deterioration of market or economic conditions and volatility in the financial market has and could continue to influence future revenues, interest, and other costs, and could result in future impairment of goodwill or other intangible assets.

The Company reviews the value of goodwill and intangible assets on an annual basis and when circumstances indicate a potential impairment may exist.  An interim review of the Design-Build and Development’s intangible assets was performed on March 31, 2009, due to a decline in the Company’s stock price, a decline in the cash flow multiples for comparable public engineering and construction companies, and changes in the cash flow projections for the Design-Build and Development business segment resulting from a decline in backlog and delays and cancellations of client building projects.  The Company has determined an interim review has not been necessary since the previous impairment review performed at March 31, 2009.

As a result of the March 31, 2009 review, the Company recorded, during the three months ended March 31, 2009, a pre-tax, non-cash impairment charge of ($120.9 million) and the Company recognized a non-cash income tax benefit of $19.2 million, resulting in an after-tax impairment charge of ($101.7 million).  The Company’s goodwill, amortizing and non-amortizing intangible assets, and deferred tax liabilities associated with the Design-Build and Development business segment have been reduced from the December 31, 2008 carrying amounts as a result of the impairment charge.  See Note 7 of this Form 10-Q.

In January 2009, the Company began construction on a five-story, 107,000 square foot medical office building build to suit project in Jackson, Tennessee.   This $21.1 million project is 75% pre-leased and scheduled for completion during first quarter 2010.  The Company expects to own approximately 75% of the building through a joint venture with physician tenant investors.   The Company obtained financing in an amount of $14.8 million from a construction mortgage note payable on the project.  The mortgage note payable provides for interest-only payments during the construction period at a rate of LIBOR plus 2.50%, but not less than 4.50%.  In September 2010, the loan converts to an amortizing loan with monthly payments based on a 25-year amortization schedule and an interest rate of LIBOR plus 2.50%. The Company has entered into a forward starting interest rate swap agreement that effectively fixes the interest rate at 6.19% after the construction period through maturity. The loan matures September 2020.

In May 2009, the Company began construction on a 60,000 square foot facility in St. Cloud, Minnesota.  The $20.2 million HealthPartners Central Minnesota Clinic is 94% pre-leased and scheduled for completion during the second quarter of 2010.  The Company will own 100% of the facility and the Company’s subsidiary, Erdman, will perform the development and design-build services.  The Company obtained financing in an amount of $14.0 million from a construction mortgage note payable on the facility.  The mortgage note payable provides for interest-only payments during the construction period at a rate of LIBOR plus 3.25%, but not less than 6.0%.  In December 2010, the loan converts to an amortizing loan with monthly payments based on a 22.5-year amortization schedule and an interest rate of LIBOR plus 3.25% but not less than 6.0%..  The Company has entered into a forward starting interest rate swap agreement that effectively fixes the interest rate at 6.80% after the construction period through maturity. The loan matures November 2014.

In June 2009, the Company began construction on a 50,575 square foot medical office building in Brandon, Mississippi to serve the communities of the Jackson, Mississippi metro area.  The $13.9 million University Physicians-Grants Ferry project is 100% pre-leased and scheduled for completion during the second quarter of 2010.  The Company will own 100% of the project and the Company’s subsidiary, Erdman, will perform the development and design-build services.  The Company obtained financing in an amount of $10.4 million from a construction mortgage note payable on the medical office building.  The loan provides for interest-only payments during the construction period at a rate of LIBOR plus 2.25%.  In October 2010, the loan converts to an amortizing loan with monthly payments based on a 25-year amortization schedule and an interest rate of LIBOR plus 2.25%. The Company has entered into a forward starting interest rate swap agreement that effectively fixes the interest rate at 5.95% after the construction period through maturity. The loan matures April 2019.

As of September 30, 2009, the Company’s portfolio consisted of 113 medical office buildings and healthcare related facilities, serving 22 hospital systems in 12 states. The Company’s aggregate portfolio at September 30, 2009, was comprised of 62 consolidated wholly-owned and joint venture properties, three unconsolidated joint venture properties (see Note 4 of the accompanying condensed consolidated financial statements in this Form 10-Q), and 48 managed medical office buildings. At September 30, 2009, approximately 77.8% of the net rentable square feet of the Company’s wholly-owned properties were situated on hospital campuses. As such, the Company believes that its assets occupy a premier franchise location in relation to local hospitals, providing its properties with a distinct competitive advantage over alternative medical office space in an area. The Company believes that its property locations and relationships with hospitals will allow the Company to capitalize on the increasing healthcare trend of outpatient procedures.

At September 30, 2009, the Company’s aggregate portfolio contained approximately 5.7 million net rentable square feet, consisting of approximately 3.3 million net rentable square feet from consolidated wholly-owned and joint venture properties, approximately 0.2 million net rentable square feet from unconsolidated joint venture properties, and approximately 2.2 million net rentable square feet from properties owned by third parties and managed by the Company.  As of September 30, 2009, the Company’s 62 in-service, consolidated wholly-owned and joint venture properties were approximately 90.6% occupied, with a weighted average remaining lease term of approximately 4.4 years.

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

The goodwill impairment review involves a two-step process.  The first step is a comparison of the reporting unit’s fair value to its carrying value.  Fair value is estimated by utilizing two approaches, an income approach and a market approach.  The income approach uses the reporting unit’s projected operating results and discounted cash flows using a weighted-average cost of capital that reflects current market conditions.  The cash flow projections use estimates of economic and market information over the projection period, including growth rates in revenues and costs and estimates of future expected changes in operating margins and cash expenditures.  Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures, and changes in future working capital requirements.  The market approach estimates fair value by applying cash flow multiples to the reporting unit's operating performance.  The multiples are derived from comparable publicly traded companies with similar operating and profitability characteristics.  Additionally, the Company reconciles the total of the estimated fair values of all its reporting units to its market capitalization to determine if the sum of the individual fair values is reasonable compared to the external market indicators.

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

Other income shown in the statement of operations generally includes interest income, primarily from the amortization of unearned income on a sales-type capital lease recognized in accordance with GAAP, and other income incidental to the Company’s operations and is recognized when earned.

The Company must make subjective estimates as to when the Company’s revenue is earned and the collectibility of the Company’s accounts receivable related to design-build contracts and other sales, deferred rent, expense reimbursements, lease termination fees and other income.  The Company specifically analyzes accounts receivable and historical bad debts, tenant and customer concentrations, tenant and customer creditworthiness, and current economic trends when evaluating the adequacy of the allowance for bad debts.  These estimates have a direct impact on the Company’s net income because a higher bad debt allowance would result in lower net income, and recognizing rental revenue as earned in one period versus another would result in higher or lower net income for a particular period.

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

Changes in Financial Condition

In June 2009, the Company issued 23.0 million shares of common stock in a public offering at a price of $3.50 per share resulting in net proceeds to the Company of approximately $76.5 million. The net proceeds were used to fund the $50.0 million repayment under the Term Loan, to reduce borrowings under the Company’s Credit Facility, and for working capital purposes.  For more information on the Credit Facility and the Term Loan, see “Liquidity and Capital Resources.”

Results of Operations

The Company’s income (loss) from operations is generated primarily from operations of its properties and design-build services.  The changes in operating results from period to period reflect changes in existing property performance, changes in the number of properties due to development, acquisition, or disposition of properties, and the operating results of the Design-Build and Development business segment.  For the nine months ended September 30, 2009, a significant proportion of the Company’s loss from operations is due to the ($101.7 million), net of tax, non-cash impairment charge discussed previously in the “Overview” section.

The Company acquired Erdman in March 2008 and results for the nine months ended September 30, 2008, reflect seven months of operating activity related to the Erdman subsidiary, reflecting operations from the acquisition date to September 30, 2008.  For the nine months ended September 30, 2009, there are nine months of operating activity related to Erdman.

Business Segments

The Company has two identified reportable segments: (1) Property Operations and (2) Design-Build and Development.  The Company defines business segments by their distinct customer base and service provided.  Each segment operates under a separate management group and produces discrete financial information, which is reviewed by the chief operating decision maker to make resource allocation decisions and assess performance.  See Note 5 of the accompanying consolidated financial statements in this Form 10-Q.

Property Summary

The following is an activity summary of the Company’s property portfolio (excluding unconsolidated partnership properties) for the three and nine months ended September 30, 2009 and 2008 and the year ended December 31, 2008:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Properties at beginning of the period	62	62	62	59
Acquisitions	-	-	-	2
Developments	-	-	-	1
Properties at end of the period	62	62	62	62

Year Ended
December 31, 2008
Properties at January 1	59
Acquisitions	2
Developments	1
Properties at December 31	62

        The above tables include East Jefferson Medical Specialty Building, which is accounted for as a sales-type capital lease.

        The Company considers a property to be “in-service” upon the earlier of (1) lease-up and substantial completion of tenant improvements, or (2) one year after cessation of major construction.  For portfolio and operational data, a single in-service date is used.  For GAAP reporting, a property is placed into service in stages as construction is completed and the property and tenant space is available for its intended use.

Comparison of the three and nine months ended September 30, 2009 and 2008

Funds from Operations Modified

For the three months ended September 30, 2009, FFOM increased $0.7 million, or 8.2%, compared to the same period in the prior year.  The increase is due primarily to lower interest expense and professional fee costs in the current period and the Company taking a real estate partnership minority interest charge in the prior period. SeeFFOM attributable to Property Operations below for further discussion.  For the nine months ended September 30, 2009, FFOM, excluding impairment charge, net of income tax benefit, decreased $0.5 million, or 2.4%, compared to the same period in the prior year.  The decrease is due primarily to the decline in active projects for the design-build segment offset by the items referred to above.  The following is a summary of FFOM for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
FFOM attributable to:
Property operations	$12,652	$11,314	$37,741	$36,163
Design-Build and development, excluding impairment charge	3,934	9,033	12,060	15,583
Intersegment eliminations	(827)	(258)	(3,278)	(117)
Unallocated and other, excluding tax benefit of impairment charge	(6,931)	(11,930)	(24,723)	(30,349)
FFOM, excluding impairment charge, net of income tax benefit	8,828	8,159	21,800	21,280
Impairment charge, net of income tax benefit	-	-	(101,746)	-
FFOM	$8,828	$8,159	$(79,946)	$21,280

See Note 5 to the accompanying condensed consolidated financial statements in this Form 10-Q for business segment information and management’s use of FFO and FFOM to evaluate operating performance.  The following table presents the reconciliation of FFO and FFOM to net income (loss), which is the most directly comparable GAAP measure to FFO and FFOM, for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Net income (loss)	$1,456	$(805)	$(103,918)	$(6,352)
Add:
Real estate related depreciation and amortization:
Wholly-owned and consolidated properties	7,222	7,548	21,905	23,157
Unconsolidated real estate partnerships	3	3	8	9
Less:
Noncontrolling interests in real estate partnerships, before
real estate related depreciation and amortization	(206)	(977)	(676)	(1,128)
FFO	8,475	5,769	(82,681)	15,686
Amortization of intangibles related to purchase accounting, net of income tax benefit	353	2,390	2,735	5,594
FFOM	$8,828	$8,159	$(79,946)	$21,280

FFOM attributable to Property Operations

The following is a summary of FFOM attributable to property operations for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Rental revenue	$20,072	$19,653	$59,445	$57,687
Property management and other fee revenue	816	852	2,530	2,524
Property operating and management expenses	(8,163)	(8,370)	(23,975)	(23,403)
Other income (expense)	134	143	404	456
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	(1)	13	13	27
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(206)	(977)	(676)	(1,128)
FFOM	$12,652	$11,314	$37,741	$36,163

See Note 5 of the accompanying condensed consolidated financial statements in the Form 10-Q for a reconciliation of above segment FFOM to net income (loss).

For the three and nine months ended September 30, 2009, FFOM attributable to property operations increased $1.3 million, or 11.8%, and $1.6 million, or 4.4%, compared to the same periods last year, respectively.  The increase in rental revenue is primarily due to the addition of the Alamance Regional Mebane Outpatient Center property, which began operations in June 2008, as well as increases in rental rates associated with CPI increases and reimbursable expenses.  The decrease in property operating and management expenses for the three months ended September 30, 2009, occurred due to the Company experiencing higher than normal utility costs in the third quarter of the prior year due to weather.  The increase in property operating and management expenses for the nine months ended September 30, 2009 is primarily due to the addition of the Alamance Regional Mebane Outpatient Center property.  The change in noncontrolling interests in real estate partnerships before real estate related depreciation and amortization occurred primarily due a $0.9 million minority interest charge in the third quarter of 2008.  The minority interest charge was due to a consolidated real estate partnership’s negative partner’s equity that resulted from a debt refinance proceeds cash distribution to the 65.5% owner and GAAP net losses.  In accordance with GAAP at the time of the distribution, the consolidating partner was required to record a charge to minority interest for distributions and net losses when the partnership’s partners’ equity was negative.

FFOM attributable to Design-Build and Development, net of intersegment eliminations

The Design-Build and Development segment includes Erdman, which the Company acquired in March 2008, and results for the three and nine months ended September 30, 2008, reflect three and seven months, respectively, of operating activity related to the Erdman subsidiary, reflecting operations from the acquisition date to September 30, 2008.  Results for the three and nine months ended September 30, 2009, reflect three and nine months, respectively, of operating activity related to Erdman.  The following is a summary of FFOM attributable to Design-Build and Development, net of intersegment eliminations, for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Design-Build contract revenue and other sales	$30,298	$72,914	$113,399	$174,870
Development management and other income	239	622	3,266	751
Design-Build contract and development management expenses	(21,166)	(59,578)	(92,573)	(146,907)
Selling, general, and administrative expenses	(6,075)	(4,865)	(14,689)	(12,548)
Other income (expense)	24	52	28	137
Depreciation and amortization	(190)	(348)	(580)	(772)
FFOM, excluding impairment charge	3,130	8,797	8,851	15,531
Impairment charge	-	-	(120,920)	-
FFOM	$3,130	$8,797	$(112,069)	$15,531

See Note 5 of the accompanying condensed consolidated financial statements in the Form 10-Q for a reconciliation of above segment FFOM to net income (loss).

For the three and nine months ended September 30, 2009, FFOM, excluding impairment charge, attributable to design-build and development, net of intersegment eliminations, decreased $5.7 million, or 64.4%, and $6.7 million, or 43.0%, compared to the same periods last year.

For both the three and nine month periods ended September 30, 2009, compared to the same periods last year, design-build contract revenue and other sales and design-build contracts and development management expenses decreased due to a lower volume of activity.  The number of active revenue generating construction projects decreased from 39 at September 30, 2008 to 24 at September 30, 2009.  The decreased activity is due to the current economic environment, the volatility in the credit markets, and general uncertainty regarding government health care reform bills, which has resulted in clients delaying project starts and client project cancellations.  The decrease for the nine months ended September 30, 2009, compared to the same period last year, was offset by two additional months of activity in 2009 as compared to 2008 because the Erdman acquisition occurred in March 2008.

For the three and nine months ended September 30, 2009, development management and other income decreased $0.4 million, or 61.6%, and increased $2.5 million, or 334.9%, respectively, compared to the same periods last year.    The changes are due to the timing and volume of active development engagements during these periods.

For the three and nine months ended September 30, 2009, selling, general, and administrative expenses increased $1.2 million, or 24.9%, and $2.1 million, or 17.1%, respectively, compared to the same periods last year.  The increase for the three months ended September 30, 2009, is primarily due to a $1.6 million increase in the allowance for doubtful accounts, of which $1.0 million related to one customer.  The increase for the nine months ended September 30, 2009 was due to the $1.6 million increase in the allowance for doubtful accounts and two additional months of costs in 2009 as compared to 2008 because the Erdman acquisition occurred in March 2008.  Both increases were offset by fewer employees in 2009 as compared to 2008 due to reductions in force that occurred in December 2008 and May 2009 and the reduction of incentive compensation in 2009 due to the decreased profitability related to the business segment.

Gross margin percentage (defined as design-build contract revenue and other sales less design-build contract and development management expenses as a percentage of design-build contract revenue and other sales) was 30.1% and 18.3% for the three months ended September 30, 2009 and 2008, respectively, and 18.4% and 16.0% for the nine months ended September 30, 2009 and 2008, respectively.  The increase is primarily due to the Company’s efforts in reducing design-build costs of sales, which comprised of both internal costs and third party sub-contractor costs.

Selling, general, and administrative

For the three and nine months ended September 30, 2009, selling, general, and administrative expenses increased $0.3 million, or 3.6%, and $0.8 million, or 4.0%, as compared to the same period last year.  Excluding the increase attributable to the Design-Build and Development segment, which is discussed above, selling, general and administrative decreased $0.9 million and $1.3 million, respectively, due to lower professional fee expenses.

Depreciation and amortization

For the three months ended September 30, 2009, depreciation and amortization expenses decreased $3.8 million, or 32.2%, as compared to the same period last year.  The decrease is primarily due to a decrease in intangible amortization related to the Erdman acquisition.  As a result of the impairment recorded in the first quarter of 2009, the intangible asset values are smaller and the resulting amortization is lessened.

For the nine months ended September 30, 2009, depreciation and amortization expenses decreased $6.1 million, or 18.4%, as compared to the same period last year.  The decrease was due to the reasons discussed above as well as a decrease in the amortization of acquired in place lease intangible assets associated with properties acquired in 2005 as they have become fully amortized, offset by two additional months of expense in 2009 as compared to 2008 because the Erdman acquisition occurred in March 2008.

Impairment charge

The Company reviews the value of goodwill and intangible assets on an annual basis and when circumstances indicate a potential impairment may exist.  An interim review of the Design-Build and Development’s intangible assets was performed on March 31, 2009, due to a decline in the Company’s stock price, a decline in the cash flow multiples for comparable public engineering and construction companies, and changes in the cash flow projections for the Design-Build and Development business segment resulting from a decline in backlog and delays and cancellations of client building projects.  The Company has determined an interim review has not been necessary since the previous impairment review performed at March 31, 2009.

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

Interest expense

For the three months ended September 30, 2009, interest expense decreased $1.7 million, or 24.8%, as compared to the same period last year.  The decrease was due to a decrease in variable interest rates and lower debt balances as the Company used a majority of the proceeds from its June 2009 and September 2008 equity offerings to repay debt.

For the nine months ended September 30, 2009, interest expense decreased $2.0 million, or 10.7%, as compared to the same period last year.  The decrease was due to the reasons discussed above, offset by two additional months of interest expense in 2009 compared to 2008.

Income tax benefit (expense)

For the three months ended September 30, 2009, income tax benefit increased $1.1 million, or 126.2%, as compared to the same period last year.  The increase was primarily due to the decreased FFOM for the Design-Build and Development segment for the comparable period.

For the nine months ended September 30, 2009, income tax benefit increased $22.2 million, or 15,530.1%, as compared to the same period last year.  The increase was primarily due to the non-cash income tax benefit associated with the goodwill and intangible asset impairment charge recorded during the first quarter of 2009 as well as decreased FFOM for the Design-Build and Development segment for the comparable period and debt extinguishment and interest rate derivative expenses that occurred in the second quarter of 2009.

Net income (loss) attributable to the noncontrolling interest in Operating Partnership

For the three months ended September 30, 2009, net income (loss) attributable to the noncontrolling interest in Operating Partnership decreased $0.8 million, or 129.9%, as compared to the same period last year.  The decrease was due to the current quarter’s net income, offset by a smaller noncontrolling ownership percentage due to the common stock equity raise in June 2009.

For the nine months ended September 30, 2009, net income (loss) attributable to the noncontrolling interest in Operating Partnership increased $30.3 million, or 1,222.2%, as compared to the same period last year.  The increase was primarily due to the increase in net loss, which primarily increased due to the impairment charge.

Cash Flows

Comparison of the nine months ended September 30, 2009 and 2008

        Cash provided by operating activities increased $19.4 million for the nine months ended September 30, 2009, as compared to the same period last year, and is summarized below for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended
	September 30, 2009	September 30, 2008
Net income (loss) plus non-cash adjustments	$28,860	$27,605
Changes in operating assets and liabilities	15,053	(3,045)
Net cash provided by operating activities	$43,913	$24,560

The net income (loss) plus non-cash adjustments increased $1.3 million, or 4.5%, for the nine months ended September 30, 2009, as compared to the same period last year.  The increase is primarily due to the timing and recognition of non-cash deferred income taxes, offset by two additional months of Erdman activities in 2009 compared to 2008 due to the Erdman acquisition that occurred in March 2008.  The changes in operating assets and liabilities increased $18.1 million, or 594.4%, for the nine months ended September 30, 2009, as compared to the same period last year.  The increase is primarily due to the following: 1) a decrease in Design-Build and Development accounts receivable, which increases cash provided by operations, 2) an increase in Design-Build and Development billings in excess of costs and estimated earnings on uncompleted contracts, which increases cash provided by operations, 3) decreased incentive compensation accrued liabilities, which increases cash provided by operations, and 4) severance costs paid in the first quarter of 2009 compared to no such payments in 2008, which decreases cash provided by operations.

Cash used in investing activities decreased $144.8 million, or 77.4%, for the nine months ended September 30, 2009, as compared to the same period last year.  The decrease is primarily due to the cash paid for the Erdman transaction in 2008.  The increase in purchases of corporate property, plant, and equipment is primarily due the construction of a steel fabrication facility for Erdman.  Erdman is currently leasing a facility on a month-to-month basis.  Investment in real estate properties consisted of the following for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended
	September 30, 2009	September 30, 2008
Development, redevelopment, and acquisitions	$37,671	$33,130
Second generation tenant improvements	2,832	4,032
Recurring property capital expenditures	168	1,471
Investment in real estate properties	$40,671	$38,633

Cash provided by financing activities decreased $180.2 million, or 106.2%, for the nine months ended September 30, 2009, as compared to same period last year.  The decrease is primarily due to fewer debt and equity proceeds received in 2009 compared to 2008.

Construction in Progress

Construction in progress consisted of the following as September 30, 2009 (dollars in thousands):

Property	Location	Estimated Completion Date	Net Rentable Square Feet	Investment to Date	Estimated Total Investment

The Woodlands Center for Specialized Medicine	Pensacola, FL	4Q 2009	76,000	$19,385	$25,900
The Medical Physicians Tower	Jackson, TN	1Q 2010	107,000	15,335	21,100
HealthPartners Central Minnesota Clinic	St. Cloud, MN	2Q 2010	60,000	7,943	20,200
University Physicians - Grants Ferry	Brandon, MS	2Q 2010	50,600	6,510	13,900
Land and pre-construction developments			-	3,087	-
			293,600	$52,260	$81,100

Liquidity and Capital Resources

As of September 30, 2009, the Company had approximately $25.8 million available in cash and cash equivalents.  The Company is required to distribute at least 90% of the Company’s net taxable income, excluding net capital gains, to the Company’s stockholders on an annual basis due to qualification requirements as a REIT.  Therefore, as a general matter, it is unlikely that the Company will have any substantial cash balances that could be used to meet the Company’s liquidity needs.  Instead, these needs must be met from cash generated from operations and external sources of capital.

The Company has a $150.0 million secured revolving credit facility with a syndicate of financial institutions (including Bank of America, N.A., KeyBank National Association, Branch Banking and Trust Company, Wachovia Bank, National Association, M&I Marshall and Ilsley Bank, and Citicorp North America, Inc.) (collectively, the “Lenders”).  The Credit Facility is available to fund working capital and for other general corporate purposes; to finance acquisition and development activity; and to refinance existing and future indebtedness.  The Credit Facility permits the Company to borrow up to $150.0 million of revolving loans, with sub-limits of $25.0 million for swingline loans and $25.0 million for letters of credit.

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

The Credit Facility also allows for up to $100.0 million of increased availability (to a total aggregate available amount of $250.0 million), at the Company’s option but subject to each Lender’s option to increase its commitment.  The interest rate on loans under the Credit Facility equals, at the Company’s election, either (1) LIBOR (0.25% as of September 30, 2009) plus a margin of between 95 to 140 basis points based on the Company’s total leverage ratio (1.15% as of September 30, 2009) or (2) the higher of the federal funds rate plus 50 basis points or Bank of America, N.A.’s prime rate (3.25% as of September 30, 2009).

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

As of September 30, 2009, there was $61.7 million available under the Credit Facility.  There was $80.0 million outstanding at September 30, 2009 and $8.3 million of availability was restricted related to outstanding letters of credit.

The Credit Facility has the following financial covenants as of September 30, 2009 (dollars in thousands):

Financial Covenant	As of and for the 12 Months Ended September 30, 2009
Maximum total leverage ratio (0.70 to 1.00)	0.49 to 1.00

Maximum real estate leverage ratio (0.70 to 1.00)	0.55 to 1.00

Minimum fixed charge coverage ratio (1.50 to 1.00)	2.21 to 1.00

Minimum consolidated tangible net worth ($141,983)	$195,645

Maximum total debt to real estate value ration (0.90 to 1.00)	0.63 to 1.00

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

The current economic environment and the volatility in the credit markets have affected and, most likely, will continue to affect the Company’s results of operations and financial position and in particular, the results of operations and financial position of Erdman.  In the first nine months of 2009, Erdman experienced delays in client project starts and some contract cancellations, and Erdman could face additional delays and cancellations over the next several quarters.  Due to the uncertainty of Erdman’s future operating results, the Company and the Term Loan lenders amended the Term Loan in June 2009.  The amendment, among other things, amended certain financial covenants relating to Erdman, as well as certain other provisions of the Term Loan, including (1) the elimination of the minimum adjusted consolidated EBITDA covenant (previously $22.5 million), (2) a modification of the maximum adjusted consolidated senior indebtedness to adjusted consolidated EBITDA covenant to 3.50 to 1.00 through March 2011, with a one-time ability to exceed 3.50 to 1.00 but not greater than 3.75 to 1.00, and 3.00 to 1.00 from April 2011 to final maturity (previously 4.25 to 1.00 as of March 31, 2009, decreasing to 3.75 to 1.00 as of July 1, 2009), (3) an increase in the interest rate from LIBOR plus 3.50% to LIBOR plus 4.50%, and (4) payment of a market based modification fee.  The amendment was subject to the repayment of $50.0 million of the outstanding balance under the Term Loan by the Borrower (which amount was repaid on June 3, 2009) and certain other customary terms and conditions.

The Term Loan, as amended, also has the following financial covenants relating only to Erdman as of September 30, 2009:

Financial Covenant	As of and for the 12 Months Ended September 30, 2009
Minimum adjusted consolidated EBITDA to consolidated fixed charges (2.00 to 1.00)	3.24 to 1.00

Maximum consolidated senior indebtedness to adjsuted consolidated EBITDA (3.50 to 1.00,
with a one-time ability to exceed 3.50 to 1.00, but not greater than 3.75 to 1.00)	2.55 to 1.00

Maximum consolidated indebtedness to adjusted consolidated EBITDA (5.50 to 1.00)	2.55 to 1.00

If the Company were in default under the Credit Facility or the Term Loan, then the Lenders can declare the Company in default under the other agreement as well.  As of September 30, 2009, the Company believes that it is in compliance with all of its debt covenants under the Credit Facility and the Term Loan.

Short-Term Liquidity Needs

        The Company believes that it will have sufficient capital resources as a result of operations and the borrowings in place to fund ongoing operations and distributions required to maintain REIT compliance.  As of September 30, 2009, the Company had approximately $35.6 million of principal and maturity payments related to mortgage note payables remaining due in 2009.  In October 2009, $25.5 million was extended to October 2011, $4.7 million refinanced and $6.0 million is now due in November 2014, and $4.5 million was repaid in October 2009.  For additional information regarding the Company’s borrowings, see Note 7 to the accompanying condensed consolidated financial statements in this Form 10-Q.  Regarding the approximately $33.4 million due in 2010, the Company believes, based on the current loan to value ratios at individual properties and preliminary discussions with lenders, it will be able either to extend or refinance the $29.6 million in balloon maturities due in 2010.  In addition, the Company has approximately $87.5 million combined cash and cash equivalents and Credit Facility availability as of September 30, 2009, which exceeds the principal and maturity payments due in 2010.  The Company expects to fund interest payments from cash generated from property operations and design-build and development earnings before interest, taxes, and depreciation and amortization.

As of September 30, 2009, the Company has no outstanding equity commitments to joint ventures formed prior to September 30, 2009.

The Company intends to have construction financing agreements in place before construction begins on development projects.  As of September 30, 2009, the Company had no funding remaining on projects it is developing for itself; remaining costs will be funded from committed construction loans.  The Company had a remaining purchase commitment to a third party general contractor totaling $7.1 million for one project, which will be funded from a committed construction loan.  Development projects will be either wholly-owned, joint ventured with physicians, or joint ventured with other third parties.  As of September 30, 2009, the Company has one redevelopment project planned for 2010 with an estimated investment cost of $4.7 million, which will be funded by cash flow from operations.

On September 15, 2009, the Company announced that its Board of Directors had declared a quarterly dividend and distribution of $0.10 per share and OP unit that was paid in cash on October 21, 2009 to stockholders and holders of OP units of record on September 25, 2009.  The dividend and distribution covered the third quarter of 2009 and totaled $5.0 million.  The dividend and distribution were equivalent to an annual rate of $0.40 per share and OP unit.

Through the fourth quarter of 2008 the Company had funded dividends on its common stock and distributions on OP units through a combination of FFO and borrowings under its Credit Facility.  The Company had used borrowings available under its Credit Facility to fund dividend and distribution payments when the timing of the Company’s cash flows available from operations was insufficient to meet distribution requirements.  However, the dividends and distributions of $0.225, $0.10 and $0.10 per common share/OP unit for the first, second and third quarters of 2009, respectively, were funded entirely out of FFO and the Company expects to curtail borrowings to fund dividends and distributions for the balance of the current calendar year.  Subject to IRS guidelines, the Company is permitted to pay a portion of its dividend in the form of common stock in lieu of cash.

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

Financial markets continued to experience unusual volatility and uncertainty during the third quarter of 2009.  Financial systems throughout the world have become illiquid with banks less willing to lend substantial amounts to other banks and borrowers.  Consequently, there is greater uncertainty regarding the Company’s ability to access the credit market in order to attract financing or capital on reasonable terms or on any terms.  The Company may also issue unsecured debt in the future.  However, with the current negative general economic conditions and the current volatility of the debt and equity markets, there can be no assurance as to the Company’s ability to raise new debt or equity.  To the extent that the Company were in future to address long-term liquidity needs through dispositions of its properties,  depending on which property were to be sold, the Company may need to structure the sale or disposition as a tax deferred transaction which would require the reinvestment of the proceeds from such transaction in another property, or the proceeds that would be available to the Company from such sales may be reduced by amounts that the Company may owe under the tax protection agreements entered into in connection with the Company’s formation transactions and certain property acquisitions. In addition, the Company’s ability to sell certain of its assets could be adversely affected by the general illiquidity of real estate assets and certain additional factors particular to the Company’s portfolio such as the specialized nature of its target property type, property use restrictions and the need to obtain consents or waivers of rights of first refusal or rights of first offers from ground lessors in the case of sales of its properties that are subject to ground leases.

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of September 30, 2009, including the maturities and scheduled principal repayments and the commitments due in connection with the Company’s ground leases and operating leases for the periods indicated (in thousands):

	Remainder of 2009	2010	2011	2012	2013	Thereafter	Total
Obligation:
Long-term debt principal payments and maturities (1)	$35,583	$33,435	$158,077	$24,726	$15,533	$129,448	$396,802
Standby letters of credit (2)	-	8,257	-	-	-	-	8,257
Interest payments (3)	4,664	13,902	10,109	8,198	7,198	18,477	62,548
Purchase commitments (4)	1,647	5,489	-	-	-	-	7,136
Ground and air rights leases (5)	200	801	801	439	407	11,722	14,370
Operating leases (6)	1,350	5,067	4,308	3,670	3,089	24,702	42,187
Total	$43,444	$66,951	$173,295	$37,033	$26,227	$184,349	$531,300
___________________

(1) Includes notes payable under the Company’s Credit Facility.

(2) As collateral for performance, the Company is contingently liable under standby letters of credit, which also reduces the availability under the Credit Facility.

(3) Assumes one-month LIBOR of 0.25% and Prime Rate of 3.25%, which were the rates as of September 30, 2009.

(4) These purchase commitments are related to the Company’s development projects that are currently under construction.  The Company has a committed construction loan that will fund the obligation.

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

Off-Balance Sheet Arrangements

The Company may guarantee debt in connection with certain of its development activities, including joint ventures, from time to time.  As of September 30, 2009, the Company did not have any such guarantees or other off-balance sheet arrangements outstanding.

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

Recent Accounting Pronouncements

For additional information, see Note 2 to the accompanying consolidated financial statements in this Form 10-Q.

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

As of September 30, 2009, the Company had $396.8 million of consolidated debt outstanding (excluding any discounts or premiums related to assumed debt).  Of the Company’s total consolidated debt, $43.0 million, or 10.8%, was variable rate debt that is not subject to variable to fixed rate interest rate swap agreements.  Of the Company’s total indebtedness, $353.8 million, or 89.2%, was subject to fixed interest rates, including variable rate debt that is subject to variable to fixed rate swap agreements.  The weighted average interest rate for fixed rate debt was 5.7% as of September 30, 2009.

If LIBOR were to increase by 100 basis points based on September 30, 2009 one-month LIBOR of 0.25%, the increase in interest expense on the Company’s September 30, 2009 variable rate debt would decrease future annual earnings and cash flows by approximately $0.4 million.  Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on the Company’s financial instruments.  These analyses do not consider the effect of any change in overall economic activity that could occur in that environment.  Further, in the event of a change of that magnitude, the Company may take actions to further mitigate the Company’s exposure to the change.  However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in the Company’s financial structure.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of September 30, 20009, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

During the nine months ended September 30, 2009, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not involved in any material litigation nor, to the Company’s knowledge, is any material litigation pending or threatened against it, other than routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and not expected to harm the Company’s business, financial condition or results of operations.

ITEM 1A.  RISK FACTORS

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  There have been no significant changes to the Company’s risk factors during the three months ended September 30, 2009.

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

COGDELL SPENCER INC.
Registrant

Date: November 9, 2009	/s/Frank C. Spencer
Frank C. Spencer
President and Chief Executive Officer

Date: November 9, 2009	/s/Charles M. Handy
Charles M. Handy
Senior Vice President and Chief Financial Officer