Form 10-K
period 2009-12-31
Cogdell Spencer Inc.
filed 2010-03-16
CIK 1332896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a Shell Company (as defined in rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $182,435,326 (based on the closing sale price of the registrant’s common stock on that date as reported on the New York Stock Exchange).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 42,782,497 shares of common stock, par value $0.01 per share, outstanding as of March 08, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2010 Annual Meeting, to be filed within 120 days after the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

COGDELL SPENCER INC.

SIGNATURES	110

Statements Regarding Forward-Looking Information

When used in this discussion and elsewhere in this Annual Report on Form 10-K, the words “believes,” “anticipates,” “projects,” “should,” “estimates,” “expects,” and similar expressions are intended to identify forward-looking statements with the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and in Section 21F of the Securities and Exchange Act of 1934, as amended. Actual results may differ materially due to uncertainties including:

•	the Company’s business strategy;
•	the Company’s ability to comply with financial covenants in its debt instruments;

•	the Company’s access to capital;

•	the Company’s ability to obtain future financing arrangements;

•	estimates relating to the Company’s future distributions;

•	the Company’s understanding of the Company’s competition;

•	the Company’s ability to renew the Company’s ground leases;

•	legislative and regulatory changes (including changes to laws governing the taxation of REITs and individuals);

•	increases in costs of borrowing as a result of changes in interest rates and other factors;

•	the Company’s ability to maintain its qualification as a REIT due to economic, market, legal, tax or other considerations;

•	changes in the reimbursement available to the Company’s tenants by government or private payors;

•	the Company’s tenants’ ability to make rent payments;

•	defaults by tenants and customers;

•	access to financing by customers;

•	delays in project starts and cancellations by customers;

•	market trends; and

•	projected capital expenditures.

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

The Company

Cogdell Spencer Inc., incorporated in Maryland in 2005, together with its subsidiaries (the “Company”) is a fully-integrated, self-administered, and self-managed real estate investment trust (“REIT”) that invests in specialty office buildings for the medical profession, including medical offices and ambulatory surgery and diagnostic centers.  The Company focuses on the ownership, delivery, acquisition, and management of strategically located medical office buildings (“MOBs”) and other healthcare related facilities in the United States of America.  The Company has been built around understanding and addressing the full range of specialized real estate needs of the healthcare industry.  The Company operates its business through Cogdell Spencer LP, its operating partnership subsidiary (the “Operating Partnership”), and its subsidiaries.

The Company’s growth strategy includes leveraging strategic relationships and its integrated ownership and design-build platform for new wholly-owned or partially-owned developments, new design-build construction projects for third parties, and off-market acquisitions. The Company will also continue to enter into development joint ventures with hospitals and physicians.

The Company derives a majority of its revenues from two main sources: 1) from rents received from tenants under existing leases in medical office buildings and other healthcare related facilities, and 2) from revenue earned from design-build construction contracts and development contracts.

The Company expects that rental revenue will remain stable due to multi-year, non-cancellable leases with annual rental increases based on the Consumer Price Index (“CPI”).  Generally, the Company’s property operating revenues and expenses have remained consistent over time except for growth due to property developments and property acquisitions.  The Company’s property portfolio is stable with an average occupancy rate of 91.5% as of December 31, 2009.  The Company’s property management team has a proactive, customer-focused service approach that leads to faster response times and greater resources to serve tenants. The Company’s management believes a strong internal property management capability is a vital component of the Company’s business, both for the properties the Company owns and for those that the Company manages. Strong internal property management allows the Company to control property operating costs, increase tenant satisfaction, and reduce tenant turnover.

The Company has a national full-service planning, design and construction firm specializing in healthcare facilities.  The Company, through a taxable REIT subsidiary (“TRS”), provides fully integrated solutions to healthcare facilities throughout the United States, including planning, architecture, engineering, construction, materials management, manufacturing, capital and development services.  The Company is a leading design-builder of healthcare facilities with specialized expertise and concentration in high growth healthcare market segments and facility types.  Founded in 1951, the Company and its predecessors have a 59 year track record of and reputation for delivering healthcare facilities with appropriate design, longevity, sustainability and excellent operational efficiency.  Exclusively focused on the healthcare facilities market, the Company maintains long-term “trusted advisor” status with physicians and physician groups  nationwide.  The Company has successfully cultivated a client mix that is diversified in both geography and market focus and includes physician group practices and healthcare systems.  The Company was ranked as the number one healthcare design-build firm for 2007 and 2008 by Modern Healthcare’s 2008 and 2009 Construction and Design Surveys.

Design-Build and development revenues and financial results can be affected by the amount and timing of capital spending by healthcare systems and providers, the demand for design-build and development services in the healthcare facilities market, the availability of construction level financing, and weather at the construction sites.  Deterioration of market or economic conditions and volatility in the financial market has and could continue to influence future revenues, interest, and other costs.

As of December 31, 2009, the Company’s portfolio consisted of 111 medical office buildings and healthcare related facilities, serving 23 hospital systems in 12 states. The Company’s aggregate portfolio at December 31, 2009, was comprised of 62 consolidated wholly-owned and joint venture properties, one wholly-owned property held for sale and presented as discontinued operations, three unconsolidated joint venture properties, and 45 managed medical office buildings.  At December 31, 2009, approximately 78.7% of the net rentable square feet of the Company’s wholly-owned properties were situated on hospital campuses. As such, the Company believes that its assets occupy a premier franchise location in relation to local hospitals, providing its properties with a distinct competitive advantage over alternative medical office space in an area. The Company believes that its property locations and relationships with hospitals will allow the Company to capitalize on the increasing healthcare trend of outpatient procedures.

At December 31, 2009, the Company’s aggregate portfolio contained approximately 5.7 million net rentable square feet, consisting of approximately 3.4 million net rentable square feet from consolidated wholly-owned and joint venture properties, 38,703 net rentable square feet from one wholly-owned property reclassified as discontinued operations, approximately 0.2 million net rentable square feet from unconsolidated joint venture properties, and approximately 2.1 million net rentable square feet from properties owned by third parties and managed by the Company.  As of December 31, 2009, the Company’s 62 in-service, consolidated wholly-owned and joint venture properties were approximately 91.5% occupied, with a weighted average remaining lease term of approximately 4.5 years.

The Company’s Management and Design-Build Construction Companies

The Company elected to be taxed as a REIT for U.S. federal income tax purposes.  In order to qualify as a REIT, a specified percentage of the Company’s gross income must be derived from real property sources, which would generally exclude the Company’s income from providing architectural, construction, development and management services to third parties.  In order to avoid realizing such income in a manner that would adversely affect the Company’s ability to qualify as a REIT, some services are provided through the Company’s TRSs.  Cogdell Spencer TRS Holdings, LLC and its subsidiaries (collectively “TRS Holdings”) have elected, together with the Company, to be treated as TRSs.  TRS Holdings is wholly-owned and controlled by the Operating Partnership.

Management

The Company’s senior management team has an average of more than 22 years of healthcare real estate experience and has been involved in the development, redevelopment, engineering, design and construction, management, and acquisition of a broad array of medical office buildings and healthcare facilities.  The Company’s Chairman and founder, James W. Cogdell, has been in the healthcare real estate business for more than 38 years, and Frank C. Spencer, the Company’s Chief Executive Officer, President and a member of its Board of Directors (the “Board of Directors”), has more than 14 years of experience in the industry.  Scott Ransom, President, has more than 16 years of experience in the industry.  Six members of the senior management team have entered into employment agreements with the Company.  At December 31, 2009, the Company’s senior management team owned approximately 7.3% of the units of limited partnership interest in the Operating Partnership (“OP units”) and Company common stock on a fully diluted basis.

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
        Healthcare is fundamentally a local business.  The Company believes it has developed a reputation based on trust and reliability among physicians and hospitals and believes that these relationships position the Company to secure new development projects and new property acquisition opportunities with both new and existing parties.  Many of the Company’s healthcare system clients have collaborated with the Company on multiple projects, including the Company’s five largest healthcare system property management clients, with whom the Company has an average relationship lasting more than 26 years.  The Company’s strategy is to continue to grow its portfolio by leveraging these relationships and its integrated ownership and design-build platform to selectively develop new medical office buildings and healthcare related facilities in communities in need of additional facilities to support the delivery of medical services.  The Company believes that physicians particularly value renting space from a trusted and reliable property owner that consistently delivers an office environment that meets their specialized needs.

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
At December 31, 2009, approximately 78.7% of the net rentable square feet of the Company’s wholly-owned properties were situated on hospital campuses.  On-campus properties provide the Company’s physician-lessees and their patients with a convenient location so that they can move between medical offices and hospitals with ease, which drives revenues for the Company’s physician-lessees.  Many of these properties occupy a premier franchise location in relation to the local hospital, providing the Company’s properties with a distinct competitive advantage over alternative medical office space in the area that are located farther away from the local hospital.  The Company has found that the factors most important to physician-lessees when choosing a medical office building or healthcare related facility in which to locate their offices are convenience to a hospital campus, clean and attractive common areas, state-of-the-art amenities and tenant improvements tailored to each practice.

•	Loyal and Diverse Tenant Base.
The Company’s focus on maintaining the Company’s physician-lessees’ loyalty is a key component of the Company’s marketing and operating strategy.  A focus on physician-lessee loyalty and the involvement of the physician-tenants and hospitals as investors in the Company’s properties results in one of the more stable and diversified tenant bases of any medical office company in the United States.  As of December 31, 2009, the Company’s 62 in-service, consolidated wholly-owned and joint venture properties had an average occupancy rate of approximately 91.5%.  The Company’s tenants are diversified by type of medical practice, medical specialty and sub-specialty.  As of December 31, 2009, no single tenant accounted for more than 7.5% of the annualized rental revenue at the wholly-owned properties and no tenants were in default.

•	Unique Focus.
         The Company focuses exclusively on the ownership, development, redevelopment, acquisition, project delivery and management of medical office buildings and healthcare related facilities in the United States of America.  The focus on medical office buildings and healthcare related facilities allows the Company to own, develop, redevelop, acquire and manage medical office buildings and healthcare related facilities more effectively and profitably than its competition.  Unlike many other public companies that simply engage in sale/leaseback arrangements in the healthcare real estate sector, the Company also operates its properties.  The Company believes that this focus may position the Company to achieve additional cash flow growth and appreciation in the value of its assets.

Development and Acquisition Strategy

        The Company’s development and acquisition strategy consists of the following principal elements:

•	Project delivery.

The Company’s project delivery teams focus on the development and design-build components of the integrated business model specializing in healthcare real estate.  The Company and its predecessor companies have completed a variety of healthcare facility engagements including hospitals, medical office buildings, ambulatory surgery centers, wellness centers and multi-specialty clinics.  The Company provides fully integrated healthcare real estate services from strategic planning and development to architecture to construction.  The Company has built strong relationships with leading non-profit and for-profit healthcare systems which look to provide real estate solutions that will support the growth of medical communities built around their hospitals and regional medical centers.  The Company focuses exclusively on medical office buildings and healthcare related facilities and believes that its experience and understanding of real estate and healthcare gives it a competitive advantage over less specialized developers.  Further, the Company’s specialized regional focus provides extensive local industry knowledge and insight across the United States of America.  The Company believes the network of relationships that it has fostered in both the real estate and healthcare industries that span over five decades provides access to a large volume of potential development and acquisitions opportunities.

•	Selective Development and Acquisitions.

         The Company intends to leverage its strong healthcare real estate track record and extensive client network to continue to grow its portfolio of medical office buildings and healthcare relates facilities by selectively acquiring existing medical office buildings and by developing new projects in communities in need of expanded facilities to support the delivery of medical services.  While the Company intends to continue the evaluation of acquisition opportunities primarily within its joint venture partnership with Northwestern Mutual, the focus of capital deployment has shifted to development and design-build project delivery.  As of December 31, 2009, the joint venture partnership with Northwestern Mutual did not have any acquisitions under contract.  For more information on the joint venture partnership with Northwestern, see Management’s Discussion and Analysis of Financial Conditions and Results of Operations - “Liquidity and Capital Resources.”

•	Develop and Maintain Strategic Relationships.

        The Company intends to build upon its key strategic relationships with physicians, hospitals, not-for-profit agencies and religious entities that sponsor healthcare services to further enhance the Company’s franchise. The Company expects to continue entering into joint ventures with individual physicians, physician groups and hospitals. These joint ventures have been, and the Company believes will continue to be, a source of development and acquisition opportunities. Of the 53 healthcare properties the management team developed or acquired and currently manages over the past 25 years, 29 of them represent repeat transactions with an existing client institution. The Company anticipates that it will also continue to offer potential physician-lessees the opportunity to invest in the Company in order that they may continue to feel a strong sense of attachment to the property in which they practice. The Company intends to continue to work closely with its tenants in order to cultivate long-term working relationships and to maximize new business opportunities.  The Company works closely with its clients and carefully considers their objectives and needs when evaluating an investment opportunity.  The Company believes that this philosophy allows the Company to build long-term relationships and obtain franchise locations otherwise unavailable to the Company’s competition.

•	Investment Criteria and Financing.

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

In assessing a potential development or acquisition opportunity, the Company focuses on the economics of the local medical community and the strength of local hospitals.  This analysis focuses on trying to place the project on a hospital campus or in a strategic growth corridor based on demographics.

Historically, the Company has financed real property developments and acquisitions through joint ventures in which the physicians who lease space at the properties, and in some cases, local hospitals or regional medical centers, provided the equity capital. The Company has continued this practice of entering into joint ventures with individual physicians, physician groups and hospitals.

The Company has a $150 million secured revolving credit facility (the “Credit Facility”).  As of December 31, 2009, the Company had cash and cash equivalents of approximately $25.9 million and the Company’s Credit Facility had approximately $61.7 of available borrowings, which the Company can use to finance development and acquisition opportunities.  The Company plans to finance future developments and acquisitions through a combination of cash, borrowings under the Credit Facility, traditional secured mortgage financing, and equity and debt offerings.

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

        The Company’s management evaluates the operating performance of its operating segments based on funds from operations (“FFO”) and funds from operations modified (“FFOM”).  FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), represents net income (computed in accordance with GAAP), excluding gains from sales of property, plus real estate depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. The Company adjusts the NAREIT definition to add back noncontrolling interests in real estate partnerships before real estate related depreciation and amortization. FFOM adds back to FFO non-cash amortization of non-real estate related intangible assets associated with purchase accounting.  The Company considers FFO and FFOM important supplemental measures of the Company’s operational performance.  The Company believes FFO is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. The Company believes that FFOM allows securities analysts, investors and other interested parties to evaluate current period results to results prior to the MEA Holdings, Inc. (“MEA”) transaction.  FFO and FFOM are intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO and FFOM exclude depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, they provide performance measures that, when compared year over year, reflect the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income.  The Company’s methodology may differ from the methodology for calculating FFO and FFOM utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO and FFOM do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties.

        Financial information concerning our business segments is presented in Note 6 to the accompanying Notes to Consolidated Financials Statements.

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

The regulatory environment remains stringent for healthcare providers.  The Stark Law and fraud and abuse statutes that regulate hospital and physician relationships continue to broaden the industry’s awareness of the need for experienced real estate management.   Rrequirements for Medicare coding, physician recruitment and referrals, outlier charges to commercial and government payors, and corporate governance have created a difficult operating environment for some hospitals.  Also, the HITECH Act, signed into law on February 17, 2009, expanded the extensive requirements related to the privacy and security of individually identifiable health information imposed by regulations issued pursuant to the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and contains enhanced enforcement provisions related to those requirements.  In addition, the U.S. Congress is currently debating and may enact comprehensive healthcare reform legislation that may have significant impact on the delivery and reimbursement of healthcare items and services.  The Company cannot predict the impact that the proposed legislation, if enacted, may have on the Company’s tenants.

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

As the Company’s properties and entities are not healthcare providers, the healthcare regulatory restrictions that apply to physician investment in healthcare providers are not applicable to the ownership interests held by physicians in the Company’s properties except as discussed below.  For example, the Stark law, which, unless an exception applies, prohibits physicians from referring patients to an entity if the physicians have a financial relationship with or ownership interest in the entity and the entity provides designated health services, does not apply to physician ownership in the Company’s entities because these entities do not own or operate any healthcare providers, nor do they provide any designated health services.  In addition, the Federal Anti-Kickback Statute, which generally prohibits payment or solicitation of remuneration in exchange for referrals for items and services covered by federal health care programs to persons in a position to refer such business, also does not apply to ownership in the existing properties as these entities do not provide or bill for medical services of any kind.  Similar state laws that prohibit physician self referrals or kickbacks also do not apply for the same reasons.  Notwithstanding the foregoing, the Company cannot make any assurances that regulatory authorities will agree with the Company’s interpretation of these laws.

Although the Company’s properties and entities are not healthcare providers, certain federal healthcare regulatory restrictions could be implicated by ownership interests held by physicians in the Company’s properties because the properties and entities may have both physician and hospital owners and such hospitals and physicians may have financial relationships apart from the Company’s properties and entities which may create direct and indirect financial relationships subject to these laws and regulations.  For example, under the Stark law discussed above, an ownership in one of the Company’s entities may serve as a link in a chain of financial relationships connecting a physician and a hospital which must be analyzed for compliance with the requirements of the Stark law.

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

In addition, state and local laws may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of healthcare related facilities, by requiring a certificate of need, which is issued by the applicable state health planning agency only after that agency makes a determination that a need exists in a particular area for a particular service or facility, or other similar approval.

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

Insurance

        The Company believes that its properties are covered by adequate (as deemed necessary or as required by the Company’s lenders) fire, flood, earthquake, wind and property insurance, as well as commercial liability insurance, provided by reputable companies and with commercially reasonable deductibles and limits.  Furthermore, the Company believes that its businesses and assets are likewise adequately insured against casualty loss and third party liabilities.  The Company actively manages the insurance component of the budget for each project.  The Company engages a risk management consultant to assist with this process.  Most of the Company’s leases provide that insurance premiums are considered part of the operating expenses of the respective property, and the tenants are therefore responsible for any increases in the Company’s premiums.

The Company’s business activities could expose it to potential liability under various environmental laws and under workplace health and safety regulations. The Company cannot predict the magnitude of such potential liabilities.  The Company maintains a comprehensive general liability policy with an umbrella policy that covers losses beyond the general liability limits. The Company also maintains professional errors and omissions liability and contractor's pollution liability insurance policies in amounts that the Company believes is adequate coverage for its business.

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

The market for design-build construction services is generally highly competitive and fragmented. The Company’s competitors are numerous, consisting mainly of small and regional private firms.  The Company believes that it is well positioned to compete in its markets because of its healthcare industry specialization, strong reputation, long-term client relationships, and integrated delivery of services.

Employees

As of December 31, 2009, the Company had 454 employees.  The Company’s professional staff performs functions in property management, acquisitions, real estate development, architecture, engineering, and construction management.  Less than 5% of the Company’s employees are covered by collective bargaining agreements, which are subject to amendment in November 2010, or by specific labor agreements, which expire upon completion of the relevant project.  There are no material disagreements with employees and the Company considers the relationships with its employees to be favorable.

Equity Offering

        In June 2009, the Company issued 23.0 million shares of common stock, resulting in net proceeds to the Company of $76.5 million.  The net proceeds were used to fund the $50.0 million repayment under the Term Loan, to reduce borrowings under the Credit Facility, and for working capital purposes.

Available Information

The Company files its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports with the Securities and Exchange Commission (the “SEC”).  You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a Website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The Company’s Website is www.cogdell.com.  Its reports on Forms 10-K, 10-Q and 8-K, and all amendments to those reports are posted on the Company’s Website as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC.  The contents of the Company’s Website are not incorporated by reference herein.

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

As of December 31, 2009, the Company’s five largest tenants represented $17.3 million, or 22.2%, of the annualized rent generated by the Company’s properties. The Company’s five largest tenants based on annualized rents are Carolinas HealthCare System, Palmetto Health Alliance, Bon Secours St. Francis Hospital, Lancaster General Hospital, and Exodus Medical Group, P.A. The Company’s significant tenants, as well as other tenants, may experience a downturn in their businesses, which may weaken their financial condition and result in their failure to make timely rental payments or default under their leases. In the event of any tenant default, the Company may experience delays in enforcing the Company’s rights as landlord and may incur substantial costs in protecting the Company’s investment.

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

The severely weakened economy, and other events or circumstances beyond the control of the Company, may adversely affect the Company’s industry, business, results of operations, contractual commitments, and access to capital.

Continued concerns about the uncertainty over whether the U.S. economy will be adversely affected by inflation, deflation or stagflation, and the systemic impact of increased unemployment, volatile energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a severely distressed real estate market have contributed to increased market volatility and weakened business and consumer confidence. This difficult operating environment could adversely affect the Company's ability to generate revenues and/or increase its costs, thereby reducing the Company's operating income and earnings. It could also have an adverse impact on the ability of the Company's tenants to maintain occupancy and rates in the Company's properties. These economic conditions may have a material adverse effect on the Company's business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock.

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

        The Company’s consolidated wholly-owned and joint venture properties located in Georgia, North Carolina, and South Carolina, provide approximately 10.0%, 25.4% and 26.1%, respectively, of the Company’s total annualized rent as of December 31, 2009. As a result of the geographic concentration of properties in these markets, the Company is particularly exposed to downturns in these local economies or other changes in local real estate market conditions. In the event of negative economic changes in these markets, the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock may be materially and adversely affected.

The Company’s investments in development and redevelopment projects may not yield anticipated returns, which would harm the Company’s operating results and reduce the amount of funds available for distributions.

A key component of the Company’s growth strategy is exploring new-asset development and redevelopment opportunities. To the extent that the Company engages in these development and redevelopment activities, they will be subject to the following risks normally associated with these projects:

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

The Company’s ability to acquire properties on attractive terms and successfully integrate and operate them may be constrained by the following significant risks:

•	failure to finance an acquisition on attractive terms or at all;

•	competition from other real estate investors with significant capital, including other publicly-traded REITs and institutional investment funds;

•	competition from other potential acquirers may significantly increase the purchase price for an acquisition property, which could reduce the Company’s profitability;

•	unsatisfactory results of the Company’s due diligence investigations or failure to meet other customary closing conditions;

•	the Company may spend more than the time and amounts budgeted to make necessary improvements or renovations to acquired properties; and

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

Virtually all of the Company’s leases are on a multiple year basis. As of December 31, 2009, leases representing 16.8% of the Company’s net rentable square feet will expire in 2010, 8.9% in 2011 and 19.2% in 2012. These expirations would account for 16.8%, 9.0% and 22.2% of the Company’s annualized rent, respectively. Approximately 67.9% of the square feet of the Company’s properties and 59.7% of the number of the Company’s properties are subject to certain restrictions. These restrictions include limits on the Company’s ability to re-let these properties to tenants not affiliated with the healthcare system that own the underlying property, rights of first offer on sales of the property and limits on the types of medical procedures that may be performed. In addition, lower than expected rental rates upon re-letting could impede the Company’s growth. The Company cannot assure you that it will be able to re-let space on terms that are favorable to the Company or at all. Further, the Company may be required to make significant capital expenditures to renovate or reconfigure space to attract new tenants. If it is unable to promptly re-let its properties, if the rates upon such re-letting are significantly lower than expected or if the Company is required to undertake significant capital expenditures in connection with re-letting units, the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock may be materially and adversely affected.

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

Because the Company has grown in part through acquisitions, goodwill and other acquired intangible assets represent a significant portion of the Company’s assets.  The Company performs an annual impairment review on its goodwill and other intangible assets in the fourth quarter of every fiscal year.  In addition, the Company performs an impairment review whenever events or changes in circumstances indicate that the carrying value of goodwill or other intangible assets may exceed the fair value of such assets.  As a result of a decline in our stock price, a decline in the cash flow multiples for comparable public engineering and construction companies, and changes in the cash flow projections for the Design-Build and Development business segment due to a decline in backlog and delays and cancellations of client building projects, we performed an interim impairment review of our goodwill related to this business segment as of March 31, 2009. Based on this review, during the first quarter of 2009, we recorded a pre-tax, non-cash impairment charge of ($120.9 million), resulting in an after-tax impairment charge of ($101.7 million). There is no assurance that continuing adverse economic conditions will not result in additional future impairments of goodwill or other intangible assets which could have a material adverse effect on our financial condition and results of operations.

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

Joint investments could be adversely affected by the Company’s lack of sole decision-making authority and reliance upon a co-venturer's financial condition.

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

•	In order to assign or transfer the Company’s rights and obligations under certain of the Company’s mortgage agreements, the Company generally must:

•	obtain the consent of the lender;

•	pay a fee equal to a fixed percentage of the outstanding loan balance; and

•	pay any costs incurred by the lender in connection with any such assignment or transfer.

In addition, ground leases on certain of the Company’s properties contain restrictions on transfer such as limiting the assignment or subleasing of the facility only to practicing physicians or physicians in good standing with an affiliated hospital. These provisions of the Company’s mortgage agreements and ground leases may limit the Company’s ability to sell certain of the Company’s medical office buildings and healthcare related facilities which, in turn, could adversely impact the price realized from any such sale

29 of the Company’s consolidated wholly-owned and joint venture properties are subject to ground or air rights leases that expose the Company to the loss of such properties upon breach or termination of the ground or air rights leases

The Company has 29 consolidated wholly-owned and joint venture properties that are subject to leasehold interests in the land or air underlying the buildings and the Company may acquire additional buildings in the future that are subject to similar ground or air leases. These 29 consolidated wholly-owned and joint venture properties represent 52.9% of the Company’s total net rentable square feet. As lessee under a ground lease, the Company is exposed to the possibility of losing the property upon termination, or an earlier breach by the Company, of the ground lease, which may have a material adverse effect on the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock.

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

Risks Related to the Company's Design-Build and Development Segment

Continuing adverse economic conditions could cause the Company’s clients to delay, curtail or cancel proposed or existing projects, which could result in a decrease in demand for the Company’s services.

The demand for the Company’s services has been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the U.S. economy.  Adverse economic conditions may decrease the Company’s customers’ willingness or ability to make capital expenditures or otherwise reduce their spending to purchase the Company’s services, which could result in reduced revenues or margins for the Company’s business.  Many of the Company’s customers finance their projects through cash flow from operations, the incurrence of debt or the issuance of equity.  Although the U.S. economy has begun to show signs of recovery, there is still concern over the threat of declines in the credit markets and a lack of availability of credit.  Furthermore, the Company’s customers may be affected by economic downturns that decrease the need for their services or the profitability of their services, which could result in a decrease of their cash flow from operations.  A reduction in the Company’s customers’ cash flow from operations and the lack of availability of debt or equity financing could cause the Company’s customers to delay, curtail or cancel proposed or existing projects, which could result in a decrease in demand for the Company’s services.

The Company’s results of operations depend upon the award of new design-build contracts and the nature and timing of those awards.

The Company’s revenues are derived primarily from contracts awarded on a project-by-project basis.  Generally, it is very difficult to predict whether and when the Company will be awarded a new contract since many potential contracts involve a lengthy and complex bidding and selection process that may be affected by a number of factors, including changes in existing or assumed market conditions, financing arrangements, governmental approvals and environmental matters.  Because the Company’s revenues are derived primarily from these contracts, its results of operations and cash flows can fluctuate materially from period to period depending on the timing of contract awards.

In addition, adverse economic conditions could alter the overall mix of services that the Company’s customers seek to purchase, and increased competition during a period of economic decline could result in the Company accepting contract terms that are less favorable to the Company than it might otherwise be able to negotiate.  Changes in the Company’s mix of services or a less favorable contracting environment may cause the Company’s revenues and margins to decline.

If the Company experiences delays and/or defaults in customer payments, the Company could be unable to recover all expenditures.

Because of the nature of the Company’s design-build contracts, the Company may at times commit its financial resources to projects prior to receiving payments from the customer in amounts sufficient to cover expenditures on the projects as they are incurred.  Delays in customer payments may require the Company to make a working capital investment.  If a customer defaults in making payments on a project in which the Company has devoted significant financial resources, it could have a material adverse effect on the Company’s business.  This risk can be exacerbated as a result of a downturn in economic conditions, including recent developments in the economy and capital markets.

The Company may experience reduced profits or, in some cases, losses under its guaranteed maximum price contracts if costs increase above its estimates.

Most of the Company’s contracts are currently negotiated guaranteed maximum price or fixed price contracts, giving the Company’s clients a clear understanding of the project’s costs but also locking in the Company so that the Company bears a significant portion or all of the risk for cost overruns. Under these guaranteed maximum price or fixed price contracts, contract prices payable by customers are established in part on cost and scheduling estimates which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of labor, equipment and materials, and other exigencies. If these estimates prove inaccurate, or the Company encounters other unanticipated difficulties with respect to projects under guaranteed maximum price or fixed price contracts (such as errors, omissions or other deficiencies in the components of projects designed by or on behalf of the Company, problems with new technologies, difficulties in obtaining permits or approvals, adverse weather, unknown or unforeseen conditions, labor actions or disputes, changes in legal requirements, unanticipated decisions, interpretations or actions by governmental authorities having jurisdiction over the Company’s projects, fire or other casualties, terrorist or similar acts, unanticipated difficulty or delay in obtaining materials or equipment, unanticipated increase in the cost of materials or equipment, failures or defaults of suppliers or subcontractors to perform, or other causes within or beyond the control of the Company which delay the performance or completion of a project or increase the Company’s cost of performing the services and work to complete the project), cost overruns may occur, and the Company could experience reduced profits or, in some cases, a loss for that project. The existence or impact of these and other items may not be or become known until the end of a project.

The nature of the Company’s engineering, architecture, construction and other businesses exposes it to potential liabilities and disputes which may reduce its profits.

The Company engages in engineering, architecture, construction and other services where design, construction or systems failures can result in substantial injury or damage to customers and/or third parties. In addition, the nature of the Company’s business results in customers, subcontractors, vendors, suppliers and governmental authorities occasionally asserting claims against the Company for damages or losses for which they believe the Company is liable, including damages and/or losses (including consequential damages or losses) arising from allegations of: (1) defective, nonconforming, legally noncompliant or otherwise deficient design, materials, equipment or workmanship; (2) late performance, completion or delivery of all or any portion of a project; (3) bodily injury, sickness, disease or death; (4) injury to or destruction of property; (5) failure to design or perform work in accordance with applicable laws, statutes, ordinances, and regulations of any governmental authority; (6) violations of the Federal “Occupational Safety and Health Act”, or any other laws, ordinances, rules regulations or orders of any Federal, State or local public authority having jurisdiction for the safety of persons or property, including but not limited to any Fire Department and Board of Health; (7) violations or infringements of any trademark, copyright or patent, or any unfair competition, or infringement of any other tangible or intangible personal or property rights; and (8) failure to pay parties providing services, labor, materials, equipment, supplies and similar items to projects.

Many of the Company’s contracts with customers do not limit the Company’s liability for damages or losses. These claims often arise in the normal course of the Company’s business, and may be asserted with respect to projects completed and/or past occurrences. When it is determined that the Company has liability, such liability may not be covered by insurance or, if covered, the dollar amount of the liability may exceed the Company’s policy limits. Any liability not covered by insurance, in excess of insurance limits or, if covered by insurance but subject to a high deductible, could result in significant loss, which could reduce profits and cash available for operations. Furthermore, claims asserting liability for these and other matters, whether for projects previously completed or projects to be completed in the future, may not be asserted or otherwise become known until a later date. Performance problems and/or liability claims for existing or future projects could adversely impact the Company’s reputation within its industry and among its client base, making it more difficult to obtain future projects.

The Company's Design-Build and Development segment's backlog of uncompleted projects under contract is subject to unexpected adjustments and cancellations and thus, may not accurately reflect future revenue and profits.

Backlog is our estimate of the revenues we expect to earn in future periods on our contracts relating to the Design-Build and Development business segment.  There is no assurance that backlog will actually be realized as revenues or, if realized, will result in profits.  In accordance with industry practice, substantially all of Erdman's contracts are subject to cancellation, termination, or suspension at the discretion of the client.  In addition, the contracts in our backlog are subject to changes in the scope of services to be provided as well as adjustments to the costs relating to the contracts.  Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the particular services required by the project.  Accordingly, actual results may differ from the expectations and estimates we rely upon in determining our backlog, which may negatively affect our cash flow projections.

Environmental compliance costs and liabilities associated with the Company’s business may affect the Company’s results of operations .

The Company’s operations are subject to environmental laws and regulations, including those concerning:

•	generation, storage, handling, treatment and disposal of hazardous material and wastes;

•	emissions into the air;

•	discharges into waterways; and

•	health and safety.

The Company’s projects often involve highly regulated materials, including hazardous wastes. Environmental laws and regulations generally impose limitations and standards for regulated materials and require the Company to obtain permits and comply with various other requirements. The improper characterization, handling, or disposal of regulated materials or any other failure by us to comply with federal, state and local environmental laws and regulations or associated environmental permits could subject the Company to the assessment of administrative, civil and criminal penalties, the imposition of investigatory or remedial obligations, or the issuance of injunctions that could restrict or prevent the Company’s ability to operate its business and complete contracted projects.

In addition, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), and comparable state laws, the Company may be required to investigate and remediate regulated materials. CERCLA and the comparable state laws typically impose liability without regard to whether a company knew of or caused the release, and liability for the entire cost of clean-up can be imposed upon any responsible party.

The environmental, workplace, employment and health and safety laws and regulations, among others, to which the Company is subject are complex, change frequently and could become more stringent in the future. It is impossible to predict the effect that any future changes to these laws and regulations could have on the Company.  Any failure to comply with these laws and regulations could materially adversely affect the Company’s business, financial condition and results of operations.

Risks Related to the Healthcare Industry

Pending healthcare legislations and adverse trends in healthcare provider operations may negatively affect the Company’s lease revenues and the Company’s ability to make distributions to the Company’s stockholders.

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

The U.S. Congress is currently debating and may enact comprehensive healthcare reform legislation that may have significant impact on the delivery and reimbursement of healthcare items and services.  See "Business - Regulation."  These factors may adversely affect the economic performance of some or all of the Company’s tenants and, in turn, the Company’s lease revenues, which may have a material adverse effect on the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock.

Reductions in reimbursement from third party payors, including Medicare and Medicaid, could adversely affect the profitability of the Company’s tenants and hinder their ability to make rent payments to the Company.

Sources of revenue for the Company’s tenants may include the U.S. federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Healthcare providers continue to face increased government and private payor pressure to control or reduce costs. Additional cost reduction measures may be included in the healthcare reform legislation being debated in the U.S. Congress.  Efforts by government and private payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of the Company’s tenants. In addition, the failure of any of the Company’s tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government sponsored payment programs. A reduction in reimbursements to the Company’s tenants from third party payors for any reason could adversely affect the Company’s tenants’ ability to make rent payments to the Company, which may have a material adverse effect on the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock.

The healthcare industry is heavily regulated, and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of the Company’s tenants to make rent payments to the Company.

The healthcare industry is heavily regulated by U.S. federal, state and local governmental bodies. The Company’s tenants generally will be subject to laws and regulations covering, among other things, licensure, certification for participation in government programs and relationships with physicians and other referral sources, and the privacy and security of individually identifiable health information.

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

Privacy and security regulations issued pursuant to HIPAA extensively regulate the use and disclosure of individually identifiable health information.  See "Business - Regulation."  The HITECH Act, signed into law on February 17, 2009, broadened the scope of those requirements and contains enhanced enforcement provisions, including: (i) increased civil monetary penalties; (ii) allowing state attorneys general to bring civil actions for HIPAA violations; and (iii) requiring the U.S. Department of Health and Human Services to conduct audits of covered entities, such as healthcare providers, to determine their compliance with HIPAA.  The cost of complying with these requirements or the imposition of penalties for HIPAA violations could adversely affect the ability of a tenant to make rent payments to the Company, which may have a material adverse effect on the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and trading price of the Company’s common stock.

The Company’s tenants are subject to the Stark Law and fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to the Company.

There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from or are in a position to make referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs. The Company’s lease arrangements with certain tenants may also be subject to the Start Law and fraud and abuse laws, to the extent these lease arrangements create indirect financial relationships between the tenants and the Company that are subject to these laws and regulations.

These laws that may apply to tenants include:

•
the Federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of Medicare and Medicaid patients;

•
the Stark Law, which, subject to specific exceptions, restricts physicians who have financial relationships with healthcare providers from making referrals for specifically designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician, or an immediate family member, has a financial relationship;

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

At December 31, 2009, the Company has approximately $410.9 million of outstanding indebtedness, $365.6 million of which is secured. Approximately $25.3 million and $181.7 million of the Company’s outstanding indebtedness will mature in 2010 and 2011, respectively. The Company expects to incur additional debt in connection with future development and redevelopment projects and acquisitions. The Company may borrow under its Credit Facility, or borrow new funds to complete these projects and acquisitions. Additionally, the Company does not anticipate that the Company’s internally generated cash flow will be adequate to repay the Company’s existing indebtedness upon maturity and, therefore, the Company expects to repay the Company’s indebtedness through refinancings and future offerings of equity and/or debt.

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

The Company’s results of operations may be materially affected by conditions in the financial markets and the economy generally.  Over the past several years, concerns over inflation, energy costs, geopolitical issues, unemployment, the availability and cost of credit, the mortgage market and a declining real estate market have contributed to increased volatility and diminished expectations for the economy and markets.

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

As of December 31, 2009, the Company has approximately $410.9 million of outstanding indebtedness, of which approximately $70.0 million, or 17.1%, is subject to variable interest rates (excluding debt subject to variable to fixed interest rate swap agreements). This variable rate debt had a weighted average interest rate of approximately 2.1% per year as of December 31, 2009. Increases in interest rates on this variable rate debt would increase the Company’s interest expense, which could adversely affect the Company’s cash flow and the Company’s ability to pay distributions. For example, if market rates of interest on this variable rate debt increased by 100 basis points, the increase in interest expense would decrease future earnings and cash flows by approximately $0.7 million annually.

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

The Credit Facility contains customary terms and conditions for credit facilities of this type, including, but not limited to: (1) affirmative covenants relating to the Company’s corporate structure and ownership, maintenance of insurance, compliance with environmental laws and preparation of environmental reports, maintenance of the Company’s REIT qualification and listing on the New York Stock Exchange (the “NYSE”), (2) negative covenants relating to restrictions on liens, indebtedness, certain investments (including loans and certain advances), mergers and other fundamental changes, sales and other dispositions of property or assets and transactions with affiliates.   The Term Loan contains customary covenants including, but not limited to, (1) affirmative covenants relating to the Company’s corporate structure and ownership, maintenance of insurance, compliance with environmental laws and preparation of environmental reports, maintenance of the Company’s REIT qualification and listing on the New York Stock Exchange, (2) negative covenants relating to restrictions on liens, indebtedness, certain investments (including loans and certain advances), mergers and other fundamental changes, sales and other dispositions of property or assets and transactions with affiliates.  Both the Credit Facility and the Term Loan have financial covenants to be met by the Company at all times including a maximum total leverage ratio (70%), maximum real estate leverage ratio (70%), minimum fixed charge coverage ratio (1.50 to 1.00), maximum total debt to real estate value ratio (90%) and minimum consolidated tangible net worth ($45 million plus 85% of the net proceeds of equity issuances issued after the closing date).  In addition, there are financial covenants relating only to Design-Build and Development, including a covenant relating to maximum consolidated senior indebtedness to adjusted consolidated EBITDA (3.50 to 1.00).  As of December 31, 2009, consolidated senior indebtedness to adjusted consolidated EBITDA was 2.37, and the Company may be required to repay a portion of the principal balance if adjusted consolidated EBITDA is insufficient to meet the ratio of maximum consolidated senior indebtedness to adjusted consolidated EBITDA.

These covenants may restrict the Company’s ability to engage in transactions that the Company believes would otherwise be in the best interests of the Company’s stockholders. Failure to comply with any of the covenants in the Company’s Credit Facility or Term Loan could result in a default. This could cause one or more of the Company’s lenders to accelerate the timing of payments and may have a material adverse effect on the Company’s business, financial condition and results of operations, the Company’s ability to make distributions to the Company’s stockholders and the trading price of the Company’s common stock.

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

The Company’s success depends, to a significant extent, on the continued services of Mr. Cogdell, the Company’s Chairman, Mr. Spencer, the Company’s Chief Executive Officer, President and a member of the Board of Directors, and the other members of the Company’s senior management team. The Company’s senior management team has an average of 24 years of experience in the healthcare real estate industry. In addition, the Company’s ability to continue to acquire and develop properties depends on the significant relationships the Company’s senior management team has developed. There is no guarantee that any of them will remain employed by the Company. The Company does not maintain key person life insurance on any of the Company’s officers. The loss of services of one or more members of the Company’s senior management team could harm the Company’s business and the Company’s prospects.

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

Protected assets represent approximately 69.9% of the Company’s total net rentable square feet. If the Company were to sell all of these protected assets and the Company undertook such sale without obtaining the requisite consent of the contributing holders, then the Company would be required to make material payments to these holders. The prospect of making payments under the tax protection agreements could impede the Company’s ability to respond to changing economic, financial and investment conditions. For example, it may not be economical for the Company to raise cash quickly through a sale of one or more of the Company’s protected assets or dispose of a poorly performing protected asset until the expiration of the eight-year protection period.

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

Mr. Cogdell, the Company’s Chairman, Mr. Spencer, the Company’s Chief Executive Officer, President and a member of the Board of Directors, Charles M. Handy, the Company’s Chief Financial Officer, Senior Vice President and Secretary, and other members of the Company’s management team, have direct or indirect ownership interests in certain properties contributed to the Operating Partnership in the Formation Transactions. The Company, under the agreements relating to the contribution of such interests, is entitled to indemnification and damages in the event of breaches of representations or warranties made by the contributors. The Company may choose not to enforce, or to enforce less vigorously, the Company’s rights under these agreements because of the Company’s desire to maintain the Company’s ongoing relationships with the individual party to these agreements.  In connection with the acquisition of MEA, the Company entered into various agreements with MEA, including the merger agreement, pursuant to which the Company is entitled to indemnification and damages in the event of breaches of representations and warranties made by MEA.  Because two members of the Company’s Board of Directors, Mr. Lubar and Mr. Ransom, and certain other key employees and personnel were also former owners, officers and directors of MEA, the Company may choose not to enforce, or to enforce less vigorously, the Company’s rights under these agreements.  In addition, the Company is party to employment agreements with Messrs. Cogdell, Spencer, Handy and Ransom, which provide for additional severance following termination of employment if the Company elects to subject the executive officer to certain non-competition, confidentiality and non-solicitation provisions. Although their employment agreements require that they devote substantially all of their full business time and attention to the Company, if the executive officer forgoes the additional severance, he will not be subject to such non-competition provisions, which would allow him to compete with the Company. None of these agreements were negotiated on an arm’s-length basis.

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

The Company may choose to make distributions in its own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive.

As a REIT, the Company is required to distribute at least 90% of its taxable income to its stockholders.  In order to satisfy this requirement, the Company may distribute taxable dividends that are payable in cash and shares of its common stock at the election of each stockholder.  Under IRS Revenue Procedure 2010-12, up to 90% of any such taxable dividend with respect to the taxable years 2010 and 2011 could be payable in the Company's stock.  Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of the Company's current or accumulated earnings and profits for U.S. federal income tax purposes.  As a result, U.S. stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received.  Accordingly, U.S. stockholders receiving a distribution of the Company's shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution.  If a U.S. stockholder sells the stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of the Company's stock at the time of the sale.  Furthermore, with respect to certain non-U.S. stockholders, the Company may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock, by withholding or disposing of part of the shares in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed.  In addition, if a significant number of the Company's stockholders determine to sell shares of the Company's common stock in order to pay taxes owed on dividends, such sale may put downward pressure on the trading price of the Company's common stock.

Further, while Revenue Procedure 2010-12 applies only to taxable dividends payable by the Company in a combination of cash and stock with respect to the taxable years 2010 and 2011, it is unclear whether and to what extent the Company will be able to pay taxable dividends in cash and stock in later years.  Moreover, various tax aspects of such a taxable cash/stock dividend are uncertain and have not yet been addressed by the IRS.  No assurance can be given that the IRS will not impose additional requirements in the future with respect to taxable cash/stock dividends, including on a retroactive basis, or assert that the requirements for such taxable cash/stock dividends have not been met.

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

To maintain its REIT qualification, the Company may be forced to borrow funds during unfavorable market conditions.

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

The Company will pay some taxes.

Even if the Company qualifies as a REIT for U.S. federal income tax purposes, the Company will be required to pay some U.S. federal, state and local taxes on the Company’s income and property. In addition, the Company’s TRSs are fully taxable corporations that will be subject to taxes on their income and such TRSs may be limited in their ability to deduct interest payments made to the Company or the Operating Partnership. The Company also will be subject to a 100% penalty tax on certain amounts if the economic arrangements among the Company’s tenants, the Company’s TRSs and the Company are not comparable to similar arrangements among unrelated parties or if the Company receives payments for inventory or property held for sale to customers in the ordinary course of business. To the extent that the Company or the Company’s TRSs are required to pay U.S. federal, state or local taxes, the Company will have less cash available for distribution to the Company’s stockholders.

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

The Company’s ability to invest in TRSs is limited by its qualification as a REIT, and accordingly may limit its ability to grow the business of the Design-Build and Development segment.

In order for the Company to qualify as a REIT, no more than 25% of the value of its assets may consist of securities of one or more TRSs (20% for taxable years ended on or before December 31, 2008).  The Company has jointly elected with TRS Holdings and its subsidiaries to treat such entities as TRSs.  Accordingly, the Company’s ability to grow and expand the business of TRS Holdings and its subsidiaries, absent a corresponding increase in the value of its real estate assets, will be limited by the Company’s need to continue to meet the applicable TRS limitation which could adversely affect returns to its stockholders.

If the aggregate value of the securities the Company owns in its TRSs were determined to be in excess of 25% (20% with respect to our taxable years ended on or before December 31, 2008) of the value of its total assets, the Company could fail to qualify as a REIT or be subject to a penalty tax and forced to dispose of TRS securities.

        For the Company to continue to qualify as a REIT, the aggregate value of all securities that the Company holds in its TRSs may not exceed 25% (20% with respect to its taxable years ended on or before December 31, 2008)  of the value of its total assets.  The value of in the Company’s TRS's securities and its real estate assets is based on determinations of fair market value which are not subject to precise determination.  The Company will not lose its qualification as a REIT if the Company were to fail the TRS limitation at the end of a quarter because of a discrepancy between the value of its TRSs and its other investments unless such discrepancy exists after the acquisition of TRS securities and is wholly or partially the result of such acquisition (including as a result of an increased investment in existing TRSs, either directly, or by way of a limited partner of the operating partnership exercising an exchange right, or the Company raising additional capital and contributing such capital to its operating partnership).  If the Company were to fail to satisfy the TRS limitation at the end of a particular quarter and it was considered to have acquired TRS securities during such quarter, it would fail to qualify as a REIT unless it cured such failure by disposing of TRS securities or otherwise coming into compliance with the TRS limitation within 30 days after the close of such quarter.  Based on such rules and the Company’s determination of the fair market value of its assets and the securities of its TRSs, the Company believes that the Company has satisfied and will continue to satisfy the TRS limitation.    Notwithstanding the foregoing, as the fair market value of the Company’s TRS securities and real estate assets cannot be determined with absolute certainty, and the Company does not control when a limited partner of its operating partnership will exercise its redemption right, no assurance can be given that the Internal Revenue Service (“IRS”) will not successfully challenge the valuations of the Company’s assets or that the Company has met and will continue to meet the TRS limitation.  In addition, if the value of the Company’s real estate assets were to decrease, the Company’s ability to own TRS securities or other assets not qualifying as real estate assets will be limited and the Company could be forced to dispose of its TRS securities or such other assets in order to comply with REIT requirements.

If the Internal Revenue Service were to successfully challenge its valuation of certain of its subsidiaries, the Company may fail to qualify as a REIT.

While the Company believes the Company has properly valued the securities the Company holds in its TRSs, there is no guarantee that the IRS would agree with such valuation or that a court would not agree with such determination by the IRS. In the event the Company has improperly valued the securities the Company holds in its TRSs, the Company may fail to satisfy the 25% (20% with respect to its taxable year ended on or before December 31, 2008 and prior taxable years) asset test which may result in its failure to qualify as a REIT.

Item 1B. Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2009, the Company owned and/or managed 111 MOBs and healthcare related facilities, 62 of which are consolidated wholly-owned and joint ventures, three of which are jointly owned with unaffiliated third parties and managed through a TRS, 45 of which are managed for third parties through a TRS and one of which is wholly-owned and classified as discontinued operations and is currently being marketed for sale.  MOBs typically contain suites for physicians and physician practice groups and also may include facilities that provide hospitals with ancillary and outpatient services, such as ambulatory surgery centers, imaging and diagnostic centers (offering diagnostic services not typically provided in physician offices or clinics), rehabilitation centers, kidney dialysis centers and cancer treatment centers. The Company’s portfolio of owned and managed properties contains an aggregate of approximately 5.7 million net rentable square feet of as of December 31, 2009.  As of December 31, 2009, the Company’s 62 in-service, consolidated wholly-owned and joint venture properties were approximately 91.5% occupied with a weighted average remaining lease term of approximately 4.5 years, accounting for 96.0%, 95.7%, and 94.7% of total rental revenue and property management and other income for the years ended December 31, 2009, 2008, and 2007, respectively.

At December 31, 2009, 78.7% of the Company’s consolidated wholly-owned and joint venture properties are located on hospital campuses, 10.7% are located off-campus but in which a hospital is the sole or anchor tenant, and 10.6% are off campus.

At December 31, 2009, no tenant occupied 10% or more of the net rentable square feet at the Company’s properties.

The following table contains additional information about the Company’s consolidated wholly-owned and joint venture properties as of December 31, 2009:
	Location	Ownership	Net Rentable Square Feet	Occupancy Rate	Annualized Rent	Annualized Rent Per Leased Square Foot
California
Verdugo Hills Professional Bldg I	Glendale	100.0%	63,887	95.2%	$1,952,001	$32.09
Verdugo Hills Professional Bldg II	Glendale	100.0%	42,906	99.5%	1,421,506	33.29
			106,793	96.9%	3,373,507	32.59
Florida
Woodlands Center for Specialized Medicine	Pensacola	40.0%	75,985	100.0%	2,511,586	33.05

Georgia
Augusta POB I	Augusta	100.0%	99,494	81.9%	1,136,792	13.95
Augusta POB II	Augusta	100.0%	125,634	87.6%	2,244,082	20.38
Augusta POB III	Augusta	100.0%	47,034	90.0%	891,990	21.08
Augusta POB IV	Augusta	100.0%	55,134	82.5%	897,199	19.72
Summit Professional Plaza I	Brunswick	100.0%	33,039	93.5%	831,554	26.92
Summit Professional Plaza II	Brunswick	100.0%	64,233	96.7%	1,774,742	28.56
			424,568	87.7%	7,776,359	20.88
Indiana
Methodist Professional Center I (1)	Indianapolis	100.0%	150,243	96.4%	3,512,790	24.25
Methodist Professional Center II (sub-lease)	Indianapolis	100.0%	24,080	100.0%	605,739	25.16
			174,323	96.9%	4,118,529	24.38
Kentucky
OLBH Same Day Surgery Center and MOB	Ashland	100.0%	46,907	95.9%	1,156,321	25.70
OLBH Parking Garage					868,554
			46,907	95.9%	2,024,875	25.70	(2)
Louisiana
East Jefferson MOB	Metairie	100.0%	119,921	100.0%	2,564,795	21.39
East Jefferson Medical Plaza	Metairie	100.0%	123,184	100.0%	2,760,449	22.41
East Jefferson MRI	Metairie	100.0%	10,809	100.0%	968,693	89.62
			253,914	100.0%	6,293,937	24.79
New York
Central NY Medical Center (3)	Syracuse	100.0%	111,634	96.7%	3,003,222	27.82

North Carolina
Alamance Regional Mebane Outpatient Ctr	Mebane	35.1%	68,206	71.1%	1,777,191	36.67
Barclay Downs	Charlotte	100.0%	38,395	100.0%	868,845	22.63
Birkdale Bldgs C, D, E and Birkdale Wellness	Huntersville	100.0%	64,669	100.0%	1,424,210	22.02
Birkdale II	Huntersville	100.0%	8,269	100.0%	219,787	26.58
Copperfield Medical Mall	Concord	100.0%	26,000	100.0%	619,286	23.82
East Rocky Mount Kidney Center	Rocky Mount	100.0%	8,043	100.0%	158,849	19.75
English Road Medical Center
(formerly known as Rocky Mount MOB)	Rocky Mount	34.5%	35,393	95.7%	923,616	27.28
Gaston Professional & Ambulatory Surgery
Centers	Gastonia	100.0%	114,956	100.0%	2,765,656	24.06
Gaston Parking					606,141
Gateway Medical Office Building
(formerly known as Copperfield MOB)	Concord	100.0%	61,789	87.9%	1,302,208	23.99
Harrisburg Family Physicians	Harrisburg	100.0%	8,202	100.0%	219,903	26.81
Harrisburg Medical Mall	Harrisburg	100.0%	18,360	100.0%	495,465	26.99
Lincoln/Lakemont Family Practice	Lincolnton	100.0%	16,500	100.0%	390,119	23.64
Mallard Crossing Medical Park	Charlotte	100.0%	52,540	62.9%	843,352	25.51
Medical Arts Building
(formerly known as Cabarrus POB)	Concord	100.0%	84,972	98.2%	1,877,862	22.51
Midland Medical Park	Midland	100.0%	14,610	100.0%	437,341	29.93
Mulberry Medical Park	Lenoir	100.0%	24,992	87.0%	459,177	21.11
Northcross Family Physicians	Charlotte	100.0%	8,018	100.0%	229,898	28.67
Randolph Medical Park	Charlotte	100.0%	84,131	71.8%	1,317,286	21.80
Rocky Mount Kidney Center	Rocky Mount	100.0%	10,105	100.0%	199,574	19.75

North Carolina (continued)
Rocky Mount Medical Park	Rocky Mount	100.0%	96,993	100.0%	2,036,941	21.00
Rowan Outpatient Surgery Center	Salisbury	100.0%	19,464	100.0%	435,162	22.36
Weddington Internal & Pediatric Medicine	Concord	100.0%	7,750	100.0%	199,904	25.79
			872,357	91.2%	19,807,773	24.14	(2)
Pennsylvania
Lancaster Rehabilitation Hospital	Lancaster	100.0%	52,878	100.0%	1,258,155	23.79
Lancaster ASC MOB	Lancaster	80.9%	64,214	100.0%	1,984,201	30.90
			117,092	100.0%	3,242,356	27.69
South Carolina
200 Andrews	Greenville	100.0%	25,902	100.0%	621,138	23.98
Beaufort Medical Plaza	Beaufort	100.0%	59,340	100.0%	1,288,908	21.72
Carolina Forest Medical Plaza	Myrtle Beach	100.0%	38,902	43.5%	525,068	31.05
Mary Black Westside Medical Office Bldg	Spartanburg	100.0%	37,455	100.0%	817,044	21.81
Medical Arts Center of Orangeburg	Orangeburg	100.0%	49,324	80.4%	776,318	19.58
One Medical Park	Columbia	100.0%	69,840	80.8%	1,369,857	24.27
Palmetto Health Parkridge	Columbia	100.0%	89,451	94.6%	2,054,587	24.28
Providence MOB I	Columbia	100.0%	48,500	87.2%	928,504	21.95
Providence MOB II	Columbia	100.0%	23,280	100.0%	481,609	20.69
Providence MOB III	Columbia	100.0%	54,417	55.5%	650,109	21.54
River Hills Medical Plaza	Little River	100.0%	27,566	79.5%	701,030	31.99
Roper Medical Office Building	Charleston	100.0%	122,785	99.3%	2,547,834	20.91
Roper Mt. Pleasant Medical Office (Long
Point) (formerly known as Mt. Pleasant MOB)	Mt. Pleasant	100.0%	38,735	77.4%	787,813	26.29
St. Francis CMOB	Greenville	100.0%	45,140	100.0%	1,185,828	26.27
St. Francis Medical Plaza (Charleston)
(formerly known as West Medical I)	Charleston	100.0%	28,734	100.0%	819,105	28.51
St. Francis Medical Plaza (Greenville)	Greenville	100.0%	62,724	50.7%	634,553	19.96
St. Francis Professional Medical Center	Greenville	100.0%	49,767	100.0%	1,111,631	22.34
St. Francis Women's	Greenville	100.0%	57,590	76.5%	937,594	21.29
Three Medical Park	Columbia	100.0%	88,755	100.0%	2,147,321	24.19
			1,018,207	86.2%	20,385,851	23.22
Tennessee
Health Park Medical Office Building	Chattanooga	100.0%	52,151	100.0%	1,975,483	37.88
Peerless Crossing Medical Center	Cleveland	100.0%	40,506	100.0%	1,231,652	30.41
			92,657	100.0%	3,207,135	34.61
Virginia
MRMC MOB I (formerly known as Hanover
MOB I)	Mechanicsville	100.0%	56,610	100.0%	1,602,012	28.30

St. Mary's MOB North (Floors 6 & 7)	Richmond	100.0%	30,617	90.1%	700,573	25.40
			87,227	96.5%	2,302,585	27.35

Total			3,381,664	91.5%	$78,047,715	$24.74

Discontinued Operations - South Carolina
Harbison Medical Office Building
(formerly known as Baptist Northwest)	Columbia	100.0%	38,703	41.3%	$354,267	$22.15
__________________

(1) Parking revenue from an adjacent parking deck is approximately $0.1 million per month, or $1.1 million annualized.
(2) Excludes annualized rent of adjacent parking decks to OLBH Same Day Surgery Center and MOB (formally known as Franciscan Development Company, LLC)
and Gaston Professional Center from calculation.
(3) Parking revenue from an adjacent parking deck is approximately $0.1 million per month, or $1.2 million annualized.

        Future lease expirations by tenants by year under non-cancelable operating leases as of December 31, 2009, were as follows (dollars in thousands, except per leased square foot amounts):

	Number of Leases Expiring	Net Rentable Square Feet	Percentage of Net Rentable Square Feet	Annualized Rent	Percentage of Property Annualized Rent	Annualized Rent Per Leased Square Foot
Available	-	286,416	8.5%	$-	-	$-
2010	161	568,817	16.8%	13,128,995	16.8%	23.08
2011	89	301,526	8.9%	7,040,600	9.0%	23.35
2012	142	649,241	19.2%	17,317,928	22.2%	24.40
2013	72	328,127	9.7%	7,226,147	9.3%	22.02
2014	75	350,153	10.4%	8,598,482	11.0%	24.56
2015	31	111,968	3.3%	2,825,886	3.6%	25.24
2016	19	82,073	2.4%	1,740,583	2.2%	21.21
2017	33	218,887	6.5%	6,170,823	7.9%	28.19
2018	16	90,383	2.7%	2,368,234	3.0%	26.20
2019	7	53,032	1.6%	1,231,529	1.6%	23.22
Thereafter	18	341,041	10.1%	10,398,508	13.3%	30.49
Total	663	3,381,664	100.0%	$78,047,715	100.0%	$24.74	(1)
__________________

(1) Excludes annualized rent of adjacent parking decks to OLBH Same Day Surgery Center and MOB and Gaston Professional Center from calculation.
Excludes discontinued operations consisting of seven leases expiring between December 31, 2009 and December 31, 2013 with annualized rent totaling approximately $0.4 million.

Joint Venture Properties

As of December 31, 2009, the Company has an investment in an unconsolidated real estate partnership that owns three buildings. The following table provides additional information about the Company’s unconsolidated joint venture properties as of December 31, 2009 (dollars in thousands, except per leased square foot amounts):

						Annualized
			Net			Rent Per
			Rentable			Leased
		Year	Square	Occupancy	Annualized	Square	Ownership	Debt	Associated
Property	City, State	Built	Feet	Rate	Rent	Foot	Percentage	Balance	Healthcare System

McLeod Medical Park East (1)	Florence, SC	1993	127,458	99.2%	$2,231	$17.64	1.1%	$(1)	McLeod Regional Medical Center
McLeod Medical Park South(1)	Florence, SC	1982	33,756	100.0	571	16.92	1.1	(1)	McLeod Regional Medical Center
McLeod Medical Park West (1)	Florence, SC	1986	52,574	79.7	615	14.67	1.1	(1)	McLeod Regional Medical Center
Total			213,788		$3,417			$12,185 (2)
(1) Amounts are for the entity, not just the Company’s interest in the real estate joint venture.
(2) Total debt of $12.2 million is secured by all three properties listed.

The Company has a 2.0% ownership in Shannon Health/MOB Limited Partnership No. 1 and a 2.0% ownership in BSB Health/MOB Limited Partnership No. 2. These ownership interests were assumed as part of the Consera acquisition (See Note 5 to the accompanying Notes to Consolidated Financial Statements). The partnership agreements and tenant leases of the limited partners are designed to give preferential treatment to the limited partners as to the operating cash flows from the partnerships. The Company, as the general partner, does not generally participate in the operating cash flows from these entities other than to receive property management fees. The limited partners can remove the Company as the property manager and as the general partner. Due to the structures of the partnership agreements and tenant lease agreements, the Company reports the properties owned by these two joint ventures as fee managed properties owned by third parties.

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

Item 4.	Removed and Reversed
PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock trades on the NYSE under the symbol “CSA.” The following table sets forth, for the period indicated, the high and low sales price for the Company’s common stock as reported by the NYSE and the per share dividends declared:

			Dividends
Period	High	Low	Declared

2008
First Quarter	$17.18	$14.66	$0.35
Second Quarter	$18.89	$15.36	$0.35
Third Quarter	$19.93	$16.04	$0.35
Fourth Quarter	$16.17	$6.91	$0.225
2009
First Quarter	$10.00	$4.50	$0.225
Second Quarter	$6.40	$3.65	$0.10
Third Quarter	$5.25	$3.87	$0.10
Fourth Quarter	$5.82	$4.53	$0.10

On March 8, 2010, the closing price of the Company’s common stock as reported by the NYSE was $6.93. At March 8, 2010, the Company had 130 holders of record of its common stock.

Holders of shares of common stock are entitled to receive distributions when and if declared by the Board of Directors out of any assets legally available for that purpose. As a REIT, the Company is required to distribute at least 90% of its “REIT taxable income” (computed without regard to the dividends paid deduction or net capital gains) to shareholders annually in order to maintain the Company’s REIT qualification for U.S. federal income tax purposes. The Company’s Credit Facility includes limitations on the Company’s ability to make distributions to its stockholders, subject to complying with the Company’s REIT requirements.

During 2009, the Company paid two quarterly dividends of $0.225 per share during the first and second quarters of 2009 and two quarterly dividends of $0.10 per share for the third and fourth quarters of 2009, totaling $0.65 per share for 2009.  The Company funded the dividend payments for 2009 through a combination of funds from operations and borrowings under the Credit Facility.  The Company uses borrowings available under the Credit Facility to fund dividend payments when the timing of the Company’s cash flows from operations is insufficient to meet the dividend payments.  The dividend payments of $0.65 per share paid in 2009 are classified for income tax purposes as 61.5% taxable ordinary dividend and 38.5% return of capital.

The Company has reserved 1,000,000 shares of common stock for issuance under its 2005 long-term incentive plan of which 175,103 remained available for issuance as of December 31, 2009.

As of December 31, 2009, there were 50,508,798 OP units outstanding, of which 42,728,592, or 84.6%, were owned by the Company and 7,780,206, or 15.4%, were owned by other partners (including certain directors and senior management).

Stockholder Return Performance

Prior to October 27, 2005, the Company was not publicly traded and there was no public market for the Company’s securities. The following graph compares the cumulative total return on the Company’s common stock with that of the Standard and Poor’s 500 Stock Index (“S&P 500 Index”) and the National Association of Real Estate Investment Trusts Equity Index (“NAREIT Equity Index”) from October 27, 2005 (the date that the Company’s common stock began to trade publicly) through December 31, 2009. The stock price performance graph assumes that an investor invested $100 in each of the Company and the indices, and the reinvestment of any dividends. The comparisons in the graph are provided in accordance with the SEC disclosure requirements and are not intended to forecast or be indicative of the future performance of the Company’s shares of common stock.

	Period Ending
Index	10/27/05	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Cogdell Spencer Inc.	100.00	100.79	137.24	109.70	68.45	47.22
NAREIT Equity	100.00	103.57	139.39	117.94	73.44	94.00
S&P 500	100.00	106.30	123.09	129.86	81.81	103.46

Except to the extent that we specifically incorporate this information by reference, the foregoing Stockholder Return Performance information shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under (the Securities Act), or under the Securities Exchange Act of 1934, as amended. This information shall not otherwise be deemed filed under such acts.

Unregistered Sales of Equity Securities and Use of Proceeds

On October 20, 2009, the final escrow release related to the Company's aquisition of MEA in 2008 (the "MEA transaction") occurred and in connection therewith, the Operating Partnership issued an aggregate of 331,812 of OP units, having an aggregate value of $1.6 million based on the Company's closing stock price of $4.74 at the time of issuance, to the MEA sellers. These OP units were issued in exchange for ownership interests in MEA as part of a private placement transaction under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder. These OP units are redeemable for the cash equivalent thereof at a time one year after the date of issuance, or, at the option of the Company, exchangeable into shares of common stock in the Company on a one-for-one basis. No underwriters were used in connection with this issuance of these OP units.

Issuer Purchases of Equity Securities

 The Company did not repurchase shares of common stock during the quarter ended December 31, 2009.

Equity Compensation Plan Information
Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Columns (a)

Equity compensation plans approved by security holders	N/A	(1)	N/A	175,103
Equity compensation plans not approved by security holders	-		-	-

Total	N/A	(1)	N/A	175,103

Item 6.	Selected Financial Data

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

	Company					Predecessor

	For the year ended	For the year ended	For the year ended	For the year ended	November 1, 2005-	January 1, 2005-
	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005	October 31, 2005
	(In thousand, except per share amounts)
Statements of Operations Data:
Rental revenue	$79,486	$77,421	$62,611	$52,007	$6,890	$35,794
Design-Build contract revenue and other sales	143,416	253,596	-	-	-	-
Total revenues	229,601	335,362	66,403	54,217	7,205	37,809

Property operating and management expenses	31,810	31,065	25,405	19,572	2,542	13,058
Costs related to design-build contract revenue and other sales	113,961	214,019	-	-	-	-
Selling, general, and administrative expenses	32,285	30,215	7,365	6,261	7,791	5,129
Income (loss) from continuing operations before other
income (expense), and income tax benefit (expense)	(103,877)	15,184	6,021	(1,359)	(7,166)	11,178
Interest expense	(21,711)	(25,017)	(15,818)	(14,046)	(1,475)	(8,222)
Net loss from continuing operations	(100,435)	(7,645)	(8,821)	(13,808)	(8,618)	3,824
Net loss	(101,962)	(7,857)	(8,994)	(14,034)	(8,655)	3,824
Net loss attributable to Cogdell Spencer Inc.	(69,728)	(5,773)	(6,341)	(9,097)	(5,600)	-

Per Share - basic and diluted:
Declared dividend	$0.525	$1.275	$1.40	$1.40	$0.23
Loss from continuing operations attributable to Cogdell Spencer Inc.	$(2.11)	$(0.36)	$(0.56)	$(1.16)	$(0.70)
Loss from discontinued operations attributable to Cogdell Spencer Inc.	$(0.03)	$(0.01)	$(0.01)	$(0.01)	$-
Net loss per share attributable to Cogdell Spencer Inc.	$(2.14)	$(0.37)	$(0.57)	$(1.17)	$(0.70)

Weighted average shares - basic and diluted	32,655	15,770	11,056	7,975	7,972
Weighted average shares and OP units - basic and diluted	40,616	24,098	15,637	12,612	1,225

Selected Balance Sheet Data (as of the end of the period):
Assets:
Real estate properties, net	$511,215	$474,260	$451,284	$348,301	$255,213
Other assets, net	241,448	425,830	54,953	44,757	53,269
Total assets	$752,663	$900,090	$506,237	$393,058	$308,482

Liabilities and equity:
Mortgages, credit facility, and term debt	$410,892	$462,948	$314,314	$259,545	$153,806
Other liabilities, net	93,991	154,148	29,667	19,837	14,190
Equity	247,780	282,994	162,256	113,676	140,486
Total liabilities and equity	$752,663	$900,090	$506,237	$393,058	$308,482

Cash Flow Data:
Net cash provided by operating activities	$45,443	$24,740	$23,796	$15,900	$1,635	$10,321
Net cash used in investing activities	$(54,213)	$(194,277)	$(117,298)	$(103,587)	$(27,462)	$(5,939)
Net cash provided by financing activities	$16	$200,650	$96,055	$78,932	$35,398	$(5,839)

Other Data:
Funds from operations (1)	$(73,897)	$21,380	$18,259	$15,036	$4,518	$12,303
Funds from operations modified (1)	$(71,132)	$29,363	$18,362	$15,089	$4,518	$12,303
FFOM, net of non-recurring items	$31,229	$30,675	$18,362	$15,089	$4,518	$12,303

FFO is a supplemental non-GAAP financial measure used by the real estate industry to measure the operating performance of real estate companies.  FFOM adds back to traditionally defined FFO non-cash amortization of non-real estate related intangible assets associated with purchase accounting.  The Company presents FFO and FFOM because it considers them important supplemental measures of operational performance.  The Company believes FFO is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results.  The Company believes that FFOM allows securities analysts, investors and other interested parties to evaluate current period results to results prior to the MEA transaction.  FFO and FFOM are intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time.  Historically, however, real estate values have risen or fallen with market conditions.  Because FFO and FFOM excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, they provide performance measures that, when compared year over year, reflect the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing a perspective not immediately apparent from net income.  The Company computes FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (as amended in November 1999 and April 2002), which may differ from the methodology for calculating FFO and FFOM utilized by other equity REITs and, accordingly, may not be comparable to such other REITs.  The Company adjusts the NAREIT definition to add back noncontrolling interests in consolidated real estate partnerships before real estate related depreciation and amortization.  Further, FFO and FFOM do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties.  FFO and FFOM should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of the Company’s performance, nor are they indicative of funds available to fund its cash needs, including its ability to pay dividends or make distributions.

        The following table presents the reconciliation of FFO and FFOM to net income (loss), which is the most directly comparable GAAP measure to FFO and FFOM (in thousands):

	Company					Predecessor
	For the year ended	For the year ended	For the year ended	For the year ended	November 1, 2005-	January 1, 2005-
	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005	October 31, 2005
Funds from operations:
Net income (loss)	$(101,962)	$(7,857)	$(8,994)	$(14,034)	$(8,655)	$3,824
Real estate related depreciation and amortization (1)	29,114	30,583	27,453	30,188	4,137	8,479
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(1,049)	(1,346)	(200)	(199)	-	-
Gain on sale of real estate properties	-	-	-	(919)	-	-
Funds from operations	(73,897)	21,380	18,259	15,036	(4,518)	12,303
Amortization of intangibles related to purchase
accounting, net of income tax benefit	2,765	7,983	103	53	-	-
Funds from operations modified	$(71,132)	$29,363	$18,362	$15,089	$(4,518)	$12,303
Non-recurring events:
Gain on settlement from MEA Holdings, Inc. transaction	$(4,905)	$-	$-	$-	$-	$-
Impairment of real estate property held for sale	1,359	-	-	-	-	-
Strategic planning professional fees	2,641	-	-	-	-	-
Intangible asset impairment charges, net of tax benefit	101,746	-	-	-	-	-
Debt extinguishment and interest rate derivative expense, net of tax benefit	1,520	-	-	-	-	-
Restructuring and severance charges, net of tax benefit	-	1,312	-	-	-	-
Impact of non-recurring events	$102,361	$1,312	$-	$-	$-	$-

FFOM, excluding non-recurring events	$31,229	$30,675	$18,362	$15,089	$(4,518)	$12,303

(1)
Real estate depreciation and amortization consists of depreciation and amortization from wholly-owned real estate properties and the Company’s share of real estate depreciation and amortization from consolidated and unconsolidated real estate partnerships.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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

Overview

The Company is a fully-integrated, self-administered, and self-managed REIT that invests in specialty office buildings for the medical profession, including medical offices and ambulatory surgery and diagnostic centers.  The Company focuses on the ownership, strategic planning, delivery (design/build), acquisition and management of strategically located medical office buildings and other healthcare related facilities in the United States of America.  The Company has been built around understanding and addressing the specialized real estate needs of the healthcare industry, provides services from strategic planning to long-term property ownership and management.  Integrated delivery service offerings include strategic planning, design, construction, development and project management services for properties owned by the Company and for third parties.

The Company is building a national portfolio of healthcare properties primarily located on hospital campuses.  Since the Company’s initial public offering in 2005, the Company has grown through acquisitions and facility development to encompass a national footprint, including seven regional offices located throughout the United States (Atlanta, Charlotte, Dallas, Denver, Madison, Seattle, and Washington, D.C.) and 28 property management offices.  Client relationships and advance planning services give the Company the ability to be included in the initial project discussions that can lead to ownership and investment in healthcare properties.

The Company derives a majority of its revenues from two main sources: 1) from rents received from tenants under existing leases in medical office buildings and other healthcare related facilities, and 2) from revenue earned from design-build construction contracts and development contracts.  To a lesser degree, the Company has revenues from consulting and property management agreements.

The Company expects that rental revenue will remain stable due to multi-year, non-cancellable leases with annual rental increases based on the Consumer Price Index (“CPI”).  The Company has been able to maintain a high occupancy rate, 91.5% as of December 31, 2009, for its in-service, consolidated wholly-owned and joint venture properties, due to its focus on customer relationships.  During 2009, the Company was able to renew 85% of lease expirations.  Generally, the Company’s property operating revenues and expenses have remained consistent over time except for growth due to property developments and property and business acquisitions.

The demand for the Company’s design-build and development services has been, and will likely continue to be, cyclical in nature.  Financial results can be affected by the amount and timing of capital spending by healthcare systems and providers, the demand for design-build and development’s services in the healthcare facilities market, the availability of construction level financing, and weather at the construction sites.  In periods of adverse economic conditions, the Company’s design-build and development customers may be unwilling or unable to make capital expenditures and they may be unable to obtain debt or equity financings for projects.  As a result, customers may defer projects to a later date, which could reduce the Company’s revenues.  Due to the adverse economic environment and the volatility in the credit markets experienced in 2008 and 2009, the Company’s Design-Build and Development segment experienced delays in client project starts and cancellations.

        During 2009, the Company signed two design-build contracts totaling $88.8 million related to a project in Janesville, Wisconsin.  These contracts will generate design-build revenue from 2009 through 2011.  The Company also signed several advance planning engagements, which may result in future design-build contracts.  However, it can take two to 15 months from the time an advance planning project is completed to the time that revenue from a design-build contract begins.  As of December 31, 2009, the Company expects 2010 revenues for the Design-Build and Development segment to be comparable to 2009 revenues before intersegment eliminations.  However, the Company expects a higher percentage of Company owned projects to generate revenue compared to third party clients, thus the Company expects 2010 design-build and development revenue after inter-segment revenues to decrease compared to 2009.

The Company reviews the value of goodwill and intangible assets on an annual basis and when circumstances indicate a potential impairment may exist.  An interim review of the Design-Build and Development segment’s intangible assets was performed on March 31, 2009, due to a decline in the Company’s stock price, a decline in the cash flow multiples for comparable public engineering and construction companies, and changes in the cash flow projections for the Design-Build and Development segment resulting from a decline in backlog and delays and cancellations of client building projects.  The Company has determined an interim review has not been necessary since the previous impairment review performed at March 31, 2009.

As a result of the March 31, 2009 review, the Company recorded, during the three months ended March 31, 2009, a pre-tax, non-cash impairment charge of ($120.9 million) and the Company recognized a non-cash income tax benefit of $19.2 million, resulting in an after-tax impairment charge of ($101.7 million).  The Company’s goodwill, amortizing and non-amortizing intangible assets, and deferred tax liabilities associated with the Design-Build and Development segment have been reduced from the December 31, 2008 carrying amounts as a result of the impairment charge.  There were no subsequent interim reviews and there was no impairment charge recorded as part of the annual review as of December 31, 2009 (see Note 8 to the accompanying Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K).  Deterioration of market or economic conditions and volatility in the financial market has and could continue to influence future revenues, interest, and other costs, and could result in future impairment of goodwill or other intangible assets.

In June 2009, the Company issued 23.0 million shares of common stock in a public offering, resulting in net proceeds to the Company of $76.5 million.  The net proceeds were used to fund a $50.0 million repayment under the Term Loan, to reduce borrowings under the Credit Facility, and for working capital purposes.

As of December 31, 2009, the Company owned and/or managed 111 medical office buildings and healthcare related facilities, totaling 5.7 million net rentable square feet and serving 23 hospital systems in 12 states.  The Company’s portfolio consists of:

•	62 properties, comprised of 3.4 million net rentable square feet, each of which the Company wholly-owns or is a consolidated real estate partnership;

•	Three properties, comprised of 0.2 million net rentable square feet, in which the Company owns a noncontrolling interest;

•	45 properties, comprised of 2.1 million net rentable square feet, that the Company manages for third parties; and

•
One property, comprised of 38,700 net rentable square feet, of which the Company wholly-owns, is actively being marketed for sale as of December 31, 2009, and is presented as discontinued operations in this Annual Report on Form 10-K.

As of December 31, 2009, of the Company’s wholly-owned properties, 78% were located on hospital campuses and an additional 11% were located off-campus, but were hospital anchored.  The Company believes that its on-campus and hospital anchored assets occupy a premier franchise location in relation to local hospitals, providing the Company’s properties with a distinct competitive advantage over alternative medical office space in an area.  As of December 31, 2009, the Company’s 62 in-service, consolidated wholly-owned and joint venture properties were approximately 91.5% occupied, with a weighted average remaining lease term of approximately 4.5 years.  One wholly-owned property was classified as held for sale in December 2009 and presented as discontinued operations for the periods presented in the accompanying consolidated financial statements and notes included in this Annual Report on Form 10-K.

The Company completed the first fully integrated project with the completion of The Woodlands Center for Specialized Medicine during the fourth quarter of 2009.  The Company provided development, design/build (architectural, engineering and construction), and property management services for the medical office building and outpatient treatment center.  The Company owns 40% of the real estate partnership that owns the property and the real estate partnership is a consolidated partnership.

The Company’s capital projects team also completed Alamance Regional Mebane Outpatient Center in 2008 and completed itscancer center expansion in the third quarter of 2009.  The Company has begun construction on four other on-balance sheet investment projects with a total estimated investment of approximately $55.4 million and holds a pipeline of planning and delivery projects throughout the country.

Critical Accounting Estimates

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

        There were no acquisitions of real estate in 2009.

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

        There were no acquisitions of businesses in 2009.

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

Changes in Financial Condition

        In June 2009, the Company issued 23.0 million shares of common stock in a public offering at a price of $3.50 per share resulting in net proceeds to the Company of approximately $76.5 million. The net proceeds were used to fund a $50.0 million repayment under the Term Loan, to reduce borrowings under the Company’s Credit Facility, and for working capital purposes.  For more information on the Credit Facility and the Term Loan, see Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Liquidity and Capital Resources.”

        Assets decreased to $752.7 million from $900.1 million for the years ended December 31, 2009 and 2008, respectively, due to an after-tax, goodwill and intangible assets impairment charge of ($101.7 million).  See Note 8 within these consolidated financial statements.

Results of Operations

The Company’s income (loss) from operations is generated primarily from operations of its properties and design-build services and to a lesser degree from consulting and property management agreements.  The changes in operating results from period to period reflect changes in existing property performance, changes in the number of properties due to development, acquisition, or disposition of properties, and the operating results of the Design-Build and Development segment.  For the year ended December 31, 2009, a significant proportion of the Company’s loss from operations is due to the ($101.7 million), net of tax, non-cash impairment charge discussed previously in the “Overview” section.

        The Company acquired MEA, known then as Marshall Erdman & Associates, in March 2008 and results for the year ended December 31, 2008, reflect ten months of operating activity related to the subsidiary, reflecting operations from the acquisition date to December 31, 2008.  For the year ended December 31, 2009, there are twelve months of operating activity related to the subsidiary.

Business Segments

The Company has two identified reportable segments: (1) Property Operations and (2) Design-Build and Development.  The Company defines business segments by their distinct customer base and service provided.  While the Company operates as a single entity, it produces discrete financial information for each segment, which is reviewed by the chief operating decision maker to make resource allocation decisions and assess performance.  Property Operations includes real estate investment and rental activities as well as properly management for third parties.  Design-Build and Development includes design-build construction activities as well as development and consulting activities. For additional information, see Note 6 to the accompanying Notes to Consolidated Financial Statements.

Property Summary

The following is an activity summary of the Company’s property portfolio (excluding unconsolidated real estate partnerships) for the years ended December 31, 2009 and 2008:

	For the Year Ended	For the Year Ended
	December 31, 2009	December 31, 2008
Properties at January 1	62	59
Acquisitions	-	2
Developments	1	1
Discontinued operations held for sale	(1)	-
Properties at December 31	62	62

        The above table includes East Jefferson MRI, which is accounted for as a sales-type capital lease.

        A property is considered “in-service” upon the earlier of (1) lease-up and substantial completion of tenant improvements, or (2) one year after cessation of major construction.  For portfolio and operational data, a single in-service date is used.  For GAAP reporting, a property is placed into service in stages as construction is completed and the property and tenant space is available for its intended use.  The Company had zero properties in lease-up at December 31, 2009.

Year ended December 31, 2009 compared to year ended December 31, 2008

Funds from Operations Modified (“FFOM”)

For the year ended December 31, 2009, FFOM, excluding non-recurring events, increased $0.5 million, or 1.8%, compared to the same period in the prior year.  Property Operations’ FFOM, excluding non-recurring events and intersegment eliminations, increased slightly from 2008 to 2009.  However, Design-Build and Development FFOM, excluding non-recurring events and intersegment eliminations and net of taxes, decreased significantly from 2008 to 2009.  The decrease in Design-Build and Development FFOM was offset by a decrease in interest expense.   The following is a summary of FFOM for the years ended December 31, 2009 and 2008 (in thousands):

	For the Year Ended
	December 31, 2009	December 31, 2008
FFOM attributable to:
Property operations	$49,370	$49,212
Design-Build and development	(101,623)	19,925
Intersegment eliminations	(7,751)	(627)
Unallocated and other	(11,128)	(39,147)
FFOM	(71,132)	29,363
Non-recurring events:
Gain on settlement from MEA Holdings, Inc. transaction	(4,905)	-
Impairment of real estate property held for sale	1,359	-
Strategic planning professional fees	2,641	-
Goodwill and intangible asset impairment charges, net of tax benefit	101,746	-
Debt extinguishment and interest rate derivative expense, net of tax benefit	1,520	-
Restructuring and severance charges, net of tax benefit	-	1,312
FFOM, excluding non-recurring events	$31,229	$30,675

See Note 6 to the accompanying Notes to Consolidated Financial Statements for business segment information and management’s use of FFO and FFOM to evaluate operating performance.  The following table presents the reconciliation of FFO and FFOM to net income (loss), which is the most directly comparable GAAP measure to FFO and FFOM, for the years ended December 31, 2009 and 2008 (in thousands):

	For the Year Ended
	December 31, 2009	December 31, 2008

Net income (loss)	$(101,962)	$(7,857)
Add:
Real estate related depreciation and amortization:
Wholly-owned and consolidated properties, including amounts in discontinued operations	29,102	30,570
Unconsolidated real estate partnerships	12	13
Less:
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(1,049)	(1,346)
FFO	(73,897)	21,380
Amortization of intangibles related to purchase accounting, net of income tax benefit	2,765	7,983
FFOM	$(71,132)	$29,363

FFOM attributable to Property Operations, net of intersegment eliminations

        The following is a summary of FFOM attributable to property operations, net of intersegment eliminations, for the year ended December 31, 2009 and 2008 (in thousands):

	For the Year Ended
	December 31, 2009	December 31, 2008
Rental revenue, net of intersegment elimination of $92 in 2009 and $43 in 2008	$79,486	$77,421
Property management and other fee revenue	3,336	3,460
Property operating and management expenses	(31,810)	(31,065)
Other income (expense)	541	597
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	27	35
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(1,049)	(1,346)
Discontinued operations and impairement of real estate, before real estate related depreciation and amortization	(1,253)	67
FFOM, net of intersegment eliminations	$49,278	$49,169

See Note 6 to the accompanying Notes to Consolidated Financial Statements for a reconciliation of above segment FFOM to net income (loss).

For the year ended December 31, 2009, FFOM, net of intersegment eliminations, attributable to property operations increased $0.1 million, or 0.2%, compared to the same period in the prior year.  The increase in rental revenue and property operating and management expenses is primarily due to the addition of the Alamance Regional Mebane Outpatient Center property, which began operations in June 2008.  Rental revenue also increased due to rental rates associated with CPI increases and reimbursable expenses.  These increases were offset by a decrease in occupancy from 2008 to 2009.  The decrease in discontinued operations and impairment of real estate property, before real estate related depreciation and amortization, is due to the Company recording a non-cash impairment charge of $1.4 million in order to reduce the carrying value of the Harbison Medical Officer Building (formerly known as Baptist Northwest) real estate property to its estimated net sale proceeds.

FFOM attributable to Design-Build and Development, net of intersegment eliminations

The Design-Build and Development segment includes MEA, which the Company acquired in March 2008, and results for the years ended December 31, 2009 and 2008, reflect twelve and ten months, respectively, of operating activity related to the subsidiary, reflecting operations from the acquisition date to December 31, 2008.  The following is a summary of FFOM attributable to Design-Build and Development, net of intersegment eliminations, for the years ended December 31, 2009 and 2008 (in thousands):

	For the Year Ended
	December 31, 2009	December 31, 2008
Design-Build contract revenue and other sales, net of intersegment eliminations
of $32,708 in 2009 and $4,536 in 2008	$143,416	$253,596
Development management and other income, net of intersegment eliminations
of $3,387 in 2009 and $803 in 2008	3,363	885
Design-Build contract and development management expenses, net of intersegment
eliminations of $28,344 in 2009 and $4,712 in 2008	(113,961)	(214,019)
Selling, general, and administrative expenses	(20,541)	(20,184)
Other income (expense)	48	149
Depreciation and amortization	(779)	(1,129)
FFOM, excluding impairment charge, net of intersegment eliminations	11,546	19,298
Impairment charge	(120,920)	-
FFOM, net of intersegment eliminations	$(109,374)	$19,298

See Note 6 to the accompanying Notes to Consolidated Financial Statements for a reconciliation of above segment FFOM to net income (loss).

For the year ended December 31, 2009, FFOM, excluding impairment charge, attributable to Design-Build and Development, net of intersegment eliminations, decreased $7.8 million, or 40.2%, compared to the same period in the prior year.  Further, there were twelve months of activity in 2009 compared to ten months of activity in 2008 due to the acquisition of MEA in March 2008.  Comparing full year 2009 FFOM to full year 2008 FFOM, there was a larger decrease in FFOM due to a decrease in the volume of project activity.

Revenues (design-build contract revenue and other sales plus development management and other income) decreased $107.7 million, or 42.3%, from 2008 to 2009.  This decrease is due to a lower volume of activity as the number of active revenue generating design-build construction projects has decreased from 23 at December 31, 2008 to 18 at December 31, 2009.  The decreased activity is due to the current economic environment, the volatility in the credit markets, and general uncertainty regarding government health care reform bills, which have resulted in clients delaying project starts and client project cancellations.

However, gross margin percentage (revenues, as defined above, less design-build contract and development management expenses and as a percent of revenues) increased from 15.9% in 2008 to 22.4% in 2009, or an increase of 40.9%.  This increase is primarily due to cost controls implemented by the Company and favorable pricing in the sub-contracting market leading to lower overall costs.

Development management and other income increased $2.5 million, or 280.0%, from 2008 to 2009.  The increase is due to three active third party development engagements during 2009 compared to two engagements in 2008.  One of the development engagements, which accounted for $2.0 million of the increase, relates to the St. Luke’s Riverside engagement in Bethlehem, Pennsylvania.  This was a three building engagement project, of which the Company was to wholly-own or partially-own one of the three buildings.  Due to changes in the scope, size, and timing of the project, the Company no longer intends to invest in the building under the original terms.  In accordance with the development agreement, the hospital system client paid for all reimbursable projects costs and for development services performed by the Company.

   Selling, general, and administrative expenses attributable to the Design-Build and Development segment increased $0.4 million, or 1.8%, from 2008 to 2009.  The increase is primarily due to a $2.6 million increase in the allowance for doubtful accounts, of which $2.2 million related to one customer.  The increase is also due to two additional months of costs in 2009 as compared to 2008 because the MEA acquisition occurred in March 2008.  These increases were offset by fewer employees in 2009 as compared to 2008 due to reductions in force that occurred in December 2008 and May 2009, a $1.5 million expense in 2008 resulting from restructuring and severance charges, and a reduction of incentive compensation in 2009 due to the decreased profitability related to the business segment.

Selling, general, and administrative

For the year ended December 31, 2009, selling, general, and administrative expenses increased $2.1 million, or 6.9%, as compared to the same period in the prior year.  Excluding the increase attributable to the Design-Build and Development segment, which is discussed above, selling, general and administrative increased $1.7 million due to several factors including non-recurring costs for consultants, accountants, attorneys, and other service providers associated with the Company’s exploration of a range of strategic alternatives as well as increased costs associated with a branding marketing campaign.  These costs were offset by a reduction of incentive compensation due to decreased profitability.

Depreciation and amortization

For the year ended December 31, 2009, depreciation and amortization expenses decreased $10.4 million, or 23.1%, as compared to the same period in the prior year.  The decrease is primarily due to a decrease in intangible amortization due to lower carrying values due to the impairment recorded in the first quarter of 2009, as discussed below.  The decrease was also due to a decrease in the amortization of acquired in place lease intangible assets associated with properties acquired in 2005 as they have become fully amortized, offset by two additional months of expense in 2009 as compared to 2008 because the MEA acquisition occurred in March 2008.

Impairment charge

The Company reviews the value of goodwill and intangible assets on an annual basis and when circumstances indicate a potential impairment may exist.  An interim review of the Design-Build and Development’s intangible assets was performed as of March 31, 2009, due to a decline in the Company’s stock price, a decline in the cash flow multiples for comparable public engineering and construction companies, and changes in the cash flow projections for the Design-Build and Development business segment resulting from a decline in backlog and delays and cancellations of client building projects.

As a result of the March 31, 2009 review, the Company recorded a pre-tax, non-cash impairment charge of ($120.9 million) and the Company recognized a non-cash income tax benefit of $19.2 million, resulting in an after-tax impairment charge of ($101.7 million).  The Company’s goodwill, amortizing and non-amortizing intangible assets, and deferred tax liabilities associated with the Design-Build and Development segment have been reduced from the December 31, 2008 carrying amounts as a result of the impairment charge.  There were no subsequent interim reviews and there was no impairment charge recorded as part of the annual review as of December 31, 2009.

There was no such charge in the same period in the prior year.

Gain on settlement from MEA transaction

During the year ended December 31, 2009, the final escrow release related to the MEA transaction occurred.  Pursuant to an agreement between the Company and the MEA Seller Representatives, $5.0 million of the escrow was paid to the Company in consideration of full and final settlement of certain claims made by the Company in connection with the MEA transaction.  The Company recorded other income of $4.9 million related to this settlement.  The Company also received cash of $2.9 million and OP units valued at $2.0 million were not issued.

There was no such income in the same period in the prior year.

Interest expense

For the year ended December 31, 2009, interest expense decreased $3.3 million, or 13.2%, as compared to the same period in the prior year.  The decrease was due to a decrease in variable interest rates and lower debt balances as the Company used a majority of the proceeds from its June 2009 and September 2008 equity offerings to repay debt offset by two additional months of interest expense in 2009 compared to 2008 relating to the Term Debt.

Income tax benefit

For the year ended December 31, 2009, income tax benefit increased $20.9 million as compared to the same period in the prior year.  The increase was primarily due to the non-cash income tax benefit associated with the intangible asset impairment charge recorded during the first quarter of 2009.  The increase is also due to lower income for the Design-Build and Development segment, which resulted in a greater income tax benefit in 2009 compared to 2008.

Impairment of real estate property

For the year ended December 31, 2009, the Company reclassified the wholly-owned property Harbison Medical Office Building (formerly known as Baptist Northwest) as held for sale discontinued operations.  Related to this property, the Company recorded a non-cash impairment charge of ($1.4 million) in order to reduce the carrying value of the real estate property to its estimated net sale proceeds.

There was no such impairment charge in the same period in the prior year.

Net loss attributable to the noncontrolling interest in Operating Partnership

For the year ended December 31, 2009, net loss attributable to the noncontrolling interest in Operating Partnership increased $29.5 million, or 967.0%, as compared to the same period in the prior year.  The increase was primarily due to the increase in net loss, which primarily increased due to the impairment charge offset by a smaller noncontrolling ownership percentage due to the common stock equity raise in June 2009.

Cash Flows

         Cash provided by operating activities increased $20.7 million for the year ended December 31, 2009, as compared to the same period in the prior year, and is summarized below for the years ended December 31, 2009 and 2008 (in thousands):

	For the Year Ended
	December 31, 2009	December 31, 2008
Net income (loss) plus non-cash adjustments	$37,599	$32,972
Changes in operating assets and liabilities	7,844	(8,232)
Net cash provided by operating activities	$45,443	$24,740

The net loss plus non-cash adjustments increased $4.6 million, or 14.0%, for the year ended December 31, 2009, as compared to the same period in the prior year.  The increase is primarily due to the $2.9 million of cash received due to the gain on settlement from the MEA transaction and a $2.6 million increase in the Company’s provision for bad debts.  The changes in operating assets and liabilities increased $16.1 million for the year ended December 31, 2009, as compared to the same period in the prior year.  The increase is primarily due to 1) a decrease in Design-Build and Development accounts receivable, which increases cash provided by operations and 2) decreased incentive compensation accrued liabilities, which increases cash provided by operations, offset by 1) a decrease in Design-Build and Development billings in excess of costs and estimated earnings on uncompleted contracts, which decreases cash provided by operations and 2) severance costs paid in the first quarter of 2009 compared to no such payments in 2008, which decreases cash provided by operations.

        Cash used in investing activities decreased $140.1 million, or 72.1%, for the year ended December 31, 2009, as compared to the same period in the prior year.  The decrease is primarily due to the cash paid for the MEA transaction in 2008.  The increase in purchases of corporate property, plant, and equipment is primarily due the construction of a steel fabrication facility for the Design-Build and Development segment.  The Company is currently leasing a facility on a month-to-month basis.  Investment in real estate properties consisted of the following for the year ended December 31, 2009 and 2008 (in thousands):

	For the Year Ended
	December 31, 2009	December 31, 2008
Development, redevelopment, and acquisitions	$(49,007)	$(39,163)
Second generation tenant improvements	(3,932)	(3,722)
Recurring property capital expenditures	(1,633)	(2,630)
Investment in real estate properties	$(54,572)	$(45,515)

Cash provided by financing activities decreased $200.6 million, or 100.0%, for the year ended December 31, 2009, as compared to same period in the prior year.  The decrease is primarily due to fewer debt and equity proceeds received in 2009 compared to 2008.

Year ended December 31, 2008 compared to year ended December 31, 2007

FFOM

For the year ended December 31, 2008, FFOM, excluding the non-recurring event, increased $12.3 million, or 67.1%, compared to the same period in the prior year.  The increase in FFOM was due to: (1) an increase in FFOM for the Design-Build and Development segment, of which the majority of the segment’s increase was due to the inclusion of ten months of design-build operating activity for the year ended December 31, 2008, due to the acquisition of MEA; and (2) an increase in FFOM from property acquisitions and completed developments.  These increases in FFOM were offset by an increase in interest expense due to increased outstanding debt balances, an increase in income tax expense primarily related to Design-Build and Development FFOM, a $0.9 million noncontrolling interest charge, an increase in corporate general and administrative expenses primarily due to increased incentive compensation expense, severance expense, and professional fees, and an increase in non-real estate related depreciation related to corporate property, plant, and equipment.  The $0.9 million  noncontrolling interest charge is due to a consolidated real estate partnership’s negative partner’s equity that resulted primarily from a debt refinance proceeds cash distribution to the 65.5% owner, and subsequent cash distributions to the 65.5% owner.  In accordance with GAAP effective in 2008, the consolidating partner is required to record a charge to noncontrolling interest for distributions and GAAP net losses when the partnership’s partners’ equity is negative.

        The following is a summary of FFOM for the years ended December 31, 2008 and 2007 (in thousands):

	For the Year Ended
	December 31, 2008	December 31, 2007
FFOM attributable to:
Property operations	$49,212	$41,262
Design-Build and development	19,925	(283)
Intersegment eliminations	(627)	-
Unallocated and other	(39,147)	(22,617)
FFOM	29,363	18,362
Non-recurring event:
Restructuring and severance charges, net of tax benefit	1,312	-
FFOM, excluding non-recurring event	$30,675	$18,362

See Note 6 to the accompanying Notes to Consolidated Financial Statements for business segment information and management’s use of FFO and FFOM to evaluate operating performance.  The following table presents the reconciliation of FFO and FFOM to net income (loss), which is the most directly comparable GAAP measure to FFO and FFOM, for the years ended December 31, 2008 and 2007 (in thousands):

	For the Year Ended
	December 31, 2008	December 31, 2007

Net income (loss)	$(7,857)	$(8,994)
Add:
Real estate related depreciation and amortization:
Wholly-owned and consolidated properties, including amounts in discontinued operations	30,570	27,428
Unconsolidated real estate partnerships	13	25
Less:
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(1,346)	(200)
FFO	21,380	18,259
Amortization of intangibles related to purchase accounting, net of income tax benefit	7,983	103
FFOM	$29,363	$18,362

FFOM attributable to Property Operations

The following is a summary of FFOM attributable to property operations, net of intersegment eliminations, for the year ended December 31, 2008 and 2007 (in thousands):

	For the Year Ended
	December 31, 2008	December 31, 2007
Rental revenue, net of intersegment eliminations of $43 in 2008 and $0 in 2007	$77,421	$62,611
Property management and other fee revenue	3,460	3,502
Property operating and management expenses	(31,065)	(25,405)
Other income (expense)	597	592
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	35	43
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(1,346)	(200)
Discontinued operations of real estate property	67	119
FFOM, net of intersegment eliminations	$49,169	$41,262

See Note 6 to the accompanying Notes to Consolidated Financial Statements for a reconciliation of above segment FFOM to net income (loss).

For the year ended December 31, 2008, FFOM attributable to property operations increased $7.9 million, or 19.3%, compared to the same period in the prior year.  The increase in rental revenue and property operating and management expenses is primarily due to real estate property acquisitions and completed developments as well as increased rental revenue due to rental rates associated with CPI increases and reimbursable expenses; these amounts are offset by a small reduction in occupancy.  The small reduction in occupancy caused same-property revenue to increase at a smaller percentage rate than same-property operating and management expense due to increases in reimbursable expenses such as property taxes, insurance, and utilities.

FFOM attributable to Design-Build and Development, net of intersegment eliminations

        The Design-Build and Development segment includes MEA, which the Company acquired in March 2008, and results for the years ended December 31, 2008 and 2007, reflect ten and zero months, respectively, of operating activity related to the subsidiary, reflecting operations from the acquisition date to December 31, 2008.  The 2007 activity relates to the development activities performed by the Company prior to the merger with MEA.  The following is a summary of FFOM attributable to Design-Build and Development, net of intersegment eliminations, for the years ended December 31, 2008 and 2007 (in thousands):

	For the Year Ended
	December 31, 2008	December 31, 2007
Design-Build contract revenue and other sales, net of intersegment eliminations
of $4,536 in 2008 and $0 in 2007	$253,596	$-
Development management and other income, net of intersegment eliminations
of $803 in 2008 and $0 in 2007	885	290
Design-Build contract and development management expenses, net of intersegment
of $4,712 in 2008 and $0 in 2007	(214,019)	-
Selling, general, and administrative expenses	(20,184)	(804)
Other income (expense)	149	231
Depreciation and amortization	(1,129)	-
FFOM, net of intersegment eliminations	$19,298	$(283)

Selling, general, and administrative

For the year ended December 31, 2008, selling, general, and administrative expenses increased $22.9 million, or 310.3%, as compared to the same period in the prior year.  Excluding the increase attributable to the Design-Build and Development segment, which is discussed above, selling, general and administrative increased $3.5 million due to increased accrued incentive compensation, severance compensation, and legal and consulting professional fees.

Depreciation and amortization

For the year ended December 31, 2008, depreciation and amortization expenses increased $17.3 million, or 62.5%, as compared to the same period in the prior year.  The increase is primarily due to assets related to the acquisition of MEA and real estate property acquisitions and completed developments.

Interest expense

For the year ended December 31, 2008, interest expense increased $9.2 million, or 58.2%, as compared to the same period in the prior year.  The increase was due to an increase in outstanding debt balances, primarily the addition of the Term Debt.

Income tax benefit (expense)

For the year ended December 31, 2008, income tax benefit increased $1.4 million as compared to the same period in the prior year.  The benefit is primarily a result of the deferred tax benefit exceeding current income tax expense.  The deferred tax benefit is primarily related to the amortization of intangible assets.  The income tax expense in 2007 was due to taxable net income computed in accordance with GAAP for Cogdell Spencer Advisors, LLC, a TRS, which was a result of development fees, a non-recurring brokerage commission, and property management activities.

Cash Flows

        Cash provided by operating activities increased $1.0 million for the year ended December 31, 2008, as compared to the same period in the prior year, and is summarized below for the years ended December 31, 2008 and 2007 (in thousands):

	For the Year Ended
	December 31, 2008	December 31, 2007
Net income (loss) plus non-cash adjustments	$32,972	$18,017
Changes in operating assets and liabilities	(8,232)	5,752
Net cash provided by operating activities	$24,740	$23,769

The net loss plus non-cash adjustments increased $15.0 million, or 83.0%, for the year ended December 31, 2008, as compared to the same period in the prior year.  The increase is primarily due the inclusion of operations relating to the acquisition of MEA.  The changes in operating assets and liabilities decreased $14.0 million for the year ended December 31, 2008, as compared to the same period in the prior year.  The decrease is primarily due to changes in operating assets and liabilities was a result of: 1) $9.6 million paid to Erdman personnel in March 2008 for fiscal year 2007 annual bonuses, profit sharing, and 401(k) employer matching, 2) $20.1 million decrease in billings in excess of costs and estimated earnings on uncompleted contracts; offset by a $6.4 million decrease in retainage receivables and $9.3 million in cash provided due to various changes in operating assets, accrued expenses, accrued incentive compensation, and prepaid rent accounts.  The Company accrued the $9.6 million for the Erdman fiscal year 2007 performance bonus payments as part of the Erdman purchase price allocation and the amount was included in the Erdman merger working capital calculation.

        Cash used in investing activities increased $77.0 million, or 65.6%, for the year ended December 31, 2008, as compared to the same period in the prior year.  The increase is primarily due to the acquisition of MEA.  Investment in real estate properties consisted of the following for the year ended December 31, 2008 and 2008 (in thousands):

	For the Year Ended
	December 31, 2008	December 31, 2007
Development, redevelopment, and acquisitions	$(39,163)	$(105,985)
Second generation tenant improvements	(3,722)	(4,158)
Recurring property capital expenditures	(2,630)	(2,212)
Investment in real estate properties	$(45,515)	$(112,355)

Cash provided by financing activities increased $104.6 million, or 108.9%, for the year ended December 31, 2008, as compared to same period in the prior year.  The increase is primarily due to the issuance of common stock, proceeds from the Term Loan, and borrowing under the Credit Facility to fund the MEA transaction and property acquisitions.

Construction in Progress

Construction in progress at December 31, 2009, consisted of the following (dollars in thousands):

Property	Location	Estimated Completion Date	Net Rentable Square Feet (unaudited)	Investment to Date	Estimated Total Investment

Medical Center Physicians Tower	Jackson, TN	1Q 2010	107,000	$19,280	$21,100
HealthPartners Medical Office Building	St. Cloud, MN	2Q 2010	60,000	11,126	18,300
Lancaster Rehabilitation Hospital	Lancaster, PA	2Q 2010	4,600	414	2,100
University Physicians MOB & Outpatient Clinic	Brandon, MS	2Q 2010	50,600	10,070	13,900
Land and pre-construction developments			-	2,448	-
			222,200	$43,338	$55,400

As of December 31, 2008, the Company had construction in progress related to the St. Luke’s Riverside engagement in Bethlehem, Pennsylvania.  This was a three building engagement project, of which the Company was to wholly-own or partially-own one of the three buildings.  During 2009, due to changes in the scope, size, and timing of the project, the Company no longer intends to invest in the building under the original terms.  In accordance with the development agreement, the hospital system client paid for all reimbursable projects costs and for development services performed by the Company.

Liquidity and Capital Resources

At December 31, 2009, the Company had approximately $25.9 million available in cash and cash equivalents.  The Company is required to distribute at least 90% of the Company’s net taxable income, excluding net capital gains, to the Company’s stockholders on an annual basis due to qualification requirements as a REIT.  Therefore, as a general matter, it is unlikely that the Company will have any substantial cash balances that could be used to meet the Company’s liquidity needs.  Instead, these needs must be met from cash generated from operations and external sources of capital.

The Company has a $150.0 million secured revolving credit facility with a syndicate of financial institutions (including Bank of America, N.A., KeyBank National Association, Branch Banking and Trust Company, Wachovia Bank, National Association, M&I Marshall and Ilsley Bank, and Citicorp North America, Inc.) (collectively, the “Lenders”).  The Credit Facility is available to fund working capital and for other general corporate purposes; to finance acquisition and development activity; and to refinance existing and future indebtedness.  The Credit Facility permits the Company to borrow up to $150.0 million of revolving loans, with sub-limits of $25.0 million for swingline loans and $25.0 million for letters of credit.  For additional information, see Note 9 tothe accompanying Notes to Consolidated Financial Statements.

The Credit Facility also allows for up to $100.0 million of increased availability (to a total aggregate available amount of $250.0 million), at the Company’s option but, subject to each Lender’s option to increase its commitment.  The interest rate on loans under the Credit Facility equals, at the Company’s election, either (1) LIBOR (0.23% as of December 31, 2009) plus a margin of between 95 to 140 basis points based on the Company’s total leverage ratio (1.15% as of December 31, 2009) or (2) the higher of the federal funds rate plus 50 basis points or Bank of America, N.A.’s prime rate (3.25% as of December 31, 2009).

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

As of December 31, 2009, there was $61.7 million available under the Credit Facility. There was $80.0 million outstanding at December 31, 2009 and $8.3 million of availability was restricted related to outstanding letters of credit.

        The Credit Facility has the following financial covenants as of December 31, 2009 (dollars in thousands):

Financial Covenant	As of and for the Year Ended December 31, 2009
Maximum total leverage ratio (0.70 to 1.00)	0.49 to 1.00

Maximum real estate leverage ratio (0.70 to 1.00)	0.55 to 1.00

Minimum fixed charge coverage ratio (1.50 to 1.00)	2.17 to 1.00

Minimum consolidated tangible net worth ($141,983)	$ 200,905

Maximum total debt to real estate value ratio (0.90 to 1.00)	0.62 to 1.00

The Company has $50.0 million outstanding under a $50.0 million Term Loan.  The Term Loan was initially $100.0 million and the Company repaid $50.0 million in June 2009.  The Term Loan is secured by the stock and certain accounts receivable at the Design-Build and Development segment and is guaranteed by the Company.

The current economic environment and the volatility in the credit markets have affected and, most likely, will continue to affect the Company’s results of operations and financial position and in particular, the results of operations and financial position of the Design-Build and Development segment.  During the year ended 2009, the Company experienced delays in client project starts and some contract cancellations.  Due to the uncertainty of Design-Build and Development segment’s future operating results, the Company and the Term Loan lenders amended the Term Loan in June 2009.  The amendment, among other things, amended certain financial covenants relating to the Design-Build and Development segment, as well as certain other provisions of the Term Loan, including (1) the elimination of the minimum adjusted consolidated EBITDA covenant (previously $22.5 million), (2) a modification of the maximum adjusted consolidated senior indebtedness to adjusted consolidated EBITDA covenant to 3.50 to 1.00 through March 2011, with a one-time ability to exceed 3.50 to 1.00 but not greater than 3.75 to 1.00, and 3.00 to 1.00 from April 2011 to final maturity (previously 4.25 to 1.00 as of March 31, 2009, decreasing to 3.75 to 1.00 as of July 1, 2009), (3) an increase in the interest rate from LIBOR plus 3.50% to LIBOR plus 4.50%, and (4) payment of a market based modification fee.  The amendment was subject to the repayment of $50.0 million of the outstanding balance under the Term Loan by the Borrower (which amount was repaid on June 3, 2009) and certain other customary terms and conditions.

The Term Loan, as amended, also has the following financial covenants relating only to the Design-Build and Development business segment as of December 31, 2009:

Financial Covenant	As of and for Year Ended December 31, 2009
Minimum adjusted consolidated EBITDA
to consolidated fixed charges (2.00 to 1.00)	3.69 to 1.00

Maximum consolidated senior indebtedness to
adjusted consolidated EBITDA (3.50 to 1.00,
with a one-time ability to exceed 3.50 to 1.00,
but not greater than 3.75 to 1.00)	2.37 to 1.00

Maximum consolidated indebtedness to adjusted
consolidated EBITDA (5.50 to 1.00)	2.37 to 1.00

The Term Loan also contains customary covenants similar to the Credit Facility and financial covenants to be met by the Company at all times under the guaranty, including a maximum total leverage ratio (70%), maximum real estate leverage ratio (70%), minimum fixed charge coverage ratio (1.50 to 1.00), maximum total debt to real estate value ratio (90%) and minimum consolidated tangible net worth ($45 million plus 85% of the net proceeds of equity issuances), as well as being cross defaulted to the Company’s Credit Facility.

If the Company were in default under the Credit Facility or the Term Loan, then the Lenders can declare the Company in default under the other agreement as well.  As of December 31, 2009, the Company believes that it is in compliance with all of its debt covenants under the Credit Facility and the Term Loan.

The Credit Facility and Term Loan mature in March 2011.  Both have one-time, one year conditional extension options at the Company’s election.  As of December 31, 2009, the Company expects to exercise the extension option for both the Credit Facility and the Term Loan.

During 2008, the Company formed a joint venture with Northwestern Mutual.  The joint venture, Cogdell Spencer Medical Partners LLC, may acquire up to approximately $350.0 million of medical office buildings and other healthcare facilities nationwide, predominantly associated with not-for-profit healthcare systems and large physician-owned clinics.  Through December 31, 2010, the joint venture will be the Company’s exclusive vehicle for cash acquisitions.  When the joint venture closes on a specific acquisition, the Company will contribute 20% of the equity capital to fund the acquisition.  The Company expects the joint venture will obtain mortgage financing on market terms for its acquisitions, which mortgage financing may come from the joint venture partner.  As of December 31, 2009, the joint venture did not have any acquisitions under contract.

Short-Term Liquidity Needs

The Company believes that it will have sufficient capital resources as a result of operations and the borrowings in place to fund ongoing operations and distributions required to maintain REIT compliance.  The Company currently anticipates 2010 cash flow from operations, before changes in operating assets and liabilities, to approximate the sum of 2010 cash outflows for dividends to shareholders and distributions to OP Unitholders and capital expenditures and tenant improvement expenditures for properties owned as of December 31, 2009.  Subject to IRS guidelines, the Company is permitted to pay a portion of its dividends in the form of common stock in lieu of cash.  The Company anticipates using its cash and cash equivalents and Credit Facility availability for changes in operating assets and liabilities, principal maturities, and the Company’s equity funding portion for new developments and acquisitions.  For 2010, the Company has one redevelopment project planned with an expected investment of approximately $4.0 million.

As of December 31, 2009, the Company had approximately $25.3 million of principal and maturity payments due in 2010 related to mortgage note payables.  The $25.3 million is comprised of $4.4 million for principal amortization and $20.9 million for maturities.  Of the $20.9 million in maturing mortgage notes payable, $7.7 million relates to wholly-owned properties and $13.7 million relates to Alamance Regional Medical Outpatient Center, which is a consolidated real partnership in which the Company owns 35.5%.

The Company believes it will be able to refinance the $7.7 million 2010 balloon maturities related to the wholly-owned properties as a result of the current loan to value ratios at the individual properties and preliminary discussions with lenders.  The Company believes that it will be able to refinance some, but not all, of the $13.7 million 2010 balloon maturity related to Alamance Regional Medical Outpatient Center.  The partners in this real estate partnership, in which the Company owns 35%, may need to contribute equity to the partnership in order to reduce the debt balance.

Should the Company be unable to refinance the 2010 balloon maturities, the Company has $87.6 million combined cash and cash equivalents and Credit Facility availability as of December 31, 2009, which exceeds the 2010 principal and maturity payments due in 2010.

As of December 31, 2009, the Company has no outstanding equity commitments to joint ventures formed prior to December 31, 2009.  The Cogdell Spencer Medical Partners LLC acquisition joint venture with Northwestern Mutual has no properties under contract to acquire as of December 31, 2009, thus the Company has no equity commitment to the joint venture as of December 31, 2009.

On December 17, 2009, the Company declared a dividend to common stockholders of record and the Operating Partnership declared a distribution to holders of OP units of record, in each case as of December 31, 2009, totaling $5.1 million, or $0.10 per share or OP unit, covering the period from October 1, 2009 through December 31, 2009.  The dividend and distribution were paid on January 21, 2010.  The dividend and distribution were equivalent to an annual rate of $0.40 per share and OP unit.

Long-Term Liquidity Needs

The Company’s principal long-term liquidity needs consist primarily of new property development, property acquisitions, and principal payments under various mortgages and other credit facilities and non-recurring capital expenditures.  The Company does not expect that its net cash provided by operations will be sufficient to meet all of these long-term liquidity needs.  Instead, the Company expects to finance new property developments through modest cash equity capital contributed by the Company together with construction loan proceeds, as well as through cash equity investments by its tenants or third parties.  The Company intends to have construction financing agreements in place before construction begins on development projects.  The Company expects to fund property acquisitions through a combination of borrowings under its Credit Facility and traditional secured mortgage financing.  In addition, the Company may use OP units issued by the Operating Partnership to acquire properties from existing owners seeking a tax deferred transaction.

Although capital markets continued to remain restricted during 2009 and will likely remain restricted in 2010, the Company continues to expect to meet long-term liquidity requirements through net cash provided by operations and through additional equity and debt financings, including loans from banks, institutional investors or other lenders, bridge loans, letters of credit, and other lending arrangements, most of which will be secured by mortgages. Notwithstanding the Company’s expectations discussed above, financial markets continue to experience unusual volatility and uncertainty.  Financial systems throughout the world have become illiquid with banks no longer willing to lend substantial amounts to other banks and borrowers.  Consequently, there is greater uncertainty regarding the Company’s ability to access the credit market in order to attract financing or capital on reasonable terms or on any terms.  The Company may also issue unsecured debt in the future.  However, with the current deteriorating general economic conditions and the current volatility of the debt and equity markets, there can be no assurance as to the Company’s ability to raise new debt or equity.  The Company does not, in general, expect to meet its long-term liquidity needs through dispositions of its properties. In the event that the Company were to sell any of its properties in the future, depending on which property were to be sold, the Company may need to structure the sale or disposition as a tax deferred transaction which would require the reinvestment of the proceeds from such transaction in another property or, however, the proceeds that would be available to the Company from such sales may be reduced by amounts that the Company may owe under the tax protection agreements entered into in connection with the Company’s formation transactions and certain property acquisitions.  In addition, the Company’s ability to sell certain of its assets could be adversely affected by the general illiquidity of real estate assets and certain additional factors particular to the Company’s portfolio such as the specialized nature of its target property type, property use restrictions and the need to obtain consents or waivers of rights of first refusal or rights of first offers from ground lessors in the case of sales of its properties that are subject to ground leases.

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2009, including the maturities and scheduled principal repayments and the commitments due in connection with the Company’s ground leases and operating leases for the periods indicated (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
Obligation:
Long-term debt principal payments and maturities (1)	$25,301	$181,661	$25,151	$15,992	$54,231	$108,467	$410,803
Standby letters of credit (2)	8,257	-	-	-		-	8,257
Interest payments (3)	16,106	12,396	10,152	9,120	7,527	16,068	71,369
Purchase commitments (4)	3,742	-	-	-		-	3,742
Ground and air rights leases (5)	801	801	439	407	407	11,424	14,279
Operating leases (6)	5,083	4,405	3,975	3,197	3,247	23,621	43,528
Total	$59,290	$199,263	$39,717	$28,716	$65,412	$159,580	$551,978

(1) Includes notes payable under the Company's Credit Facility
(2) As collateral for performance, the Company is contingently liable under standby letters of credit, which also reduces the availability under the
Credit Facility
(3) Assumes one-month LIBOR of 0.23% and Prime Rate of 3.25% which were the rates as of December 31, 2009 and includes fixed rate interest swap agreements.
(4) These purchase commitments are related to the Company's development projects that are currently under construction.
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
(6) Payments under operating lease agreements relate to various of our properties' equipment and office space leases. The future minimum lease commitments under these leases are as indicated.
(7) Excludes scheduled maturities related to the mortgage note payable included in discontinued operations The mortgage note payable requires monthly principal and interest payments of approximately $20,000 until February 2011, at which time a balloon payment of approximately
$2.1 million is due.

For additional information, see Note 11 to the accompanying Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

The Company may guarantee debt in connection with certain of its development activities, including joint ventures, from time to time.  As of December 31, 2009, the Company did not have any such guarantees or other off-balance sheet arrangements outstanding.

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

Seasonality

Business under the Design-Build and Development segment can be subject to seasonality due to weather conditions at construction sites.  In addition, construction starts and contract signings can be impacted by the timing of budget cycles at healthcare systems and providers.

Recent Accounting Pronouncements

For additional information, see Note 2 to the accompanying Notes to Consolidated Financial Statements.

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

As of December 31, 2009, the Company had $410.9 million of consolidated debt outstanding (excluding any discounts or premiums related to assumed debt as well as excluding $2.1 million in a mortgage note payable related to discontinued operations).  Of the Company’s total consolidated debt, $70.0 million, or 17.1%, was variable rate debt that is not subject to variable to fixed rate interest rate swap agreements.  Of the Company’s total indebtedness, $340.8 million, or 82.9%, was subject to fixed interest rates, including variable rate debt that is subject to variable to fixed rate swap agreements.  The weighted average interest rate for fixed rate debt was 5.7% as of December 31, 2009.

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

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Cogdell Spencer Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 8.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion .

In our opinion , such consolidated financial statements present fairly, in all material respects, the financial position of Cogdell Spencer Inc. and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion , such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the financial statements, on January 1, 2009, the Company changed its method of accounting for noncontrolling interests and retrospectively adjusted all periods presented in the consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

McLean, Virginia

March 16, 2010

COGDELL SPENCER INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
	December 31, 2009	December 31, 2008
Assets
Real estate properties:
Land	$33,139	$29,101
Buildings and improvements	527,985	498,609
Less: Accumulated depreciation	(93,247)	(68,764)
Net operating real estate properties	467,877	458,946
Construction in progress	43,338	15,314
Net real estate properties	511,215	474,260
Cash and cash equivalents	25,914	34,668
Restricted cash	3,060	12,959
Tenant and accounts receivable, net of allowance of $2,817 in 2009 and $194 in 2008	12,993	43,520
Goodwill	108,683	180,435
Trade names and trademarks	41,240	75,969
Intangible assets, net of accumulated amortization of $43,313 in 2009 and $37,674 in 2008	21,742	45,363
Other assets	25,599	29,180
Other assets - held for sale	2,217	3,736
Total assets	$752,663	$900,090

Liabilities and equity
Mortgage notes payable	$280,892	$238,448
Revolving credit facility	80,000	124,500
Term loan	50,000	100,000
Accounts payable	15,293	22,775
Billings in excess of costs and estimated earnings on uncompleted contracts	13,189	17,025
Deferred income taxes	15,993	34,176
Payable to prior MEA Holdings, Inc. shareholders	-	18,002
Other liabilities	47,312	59,860
Other liabilities - held for sale	2,204	2,310
Total liabilities	504,883	617,096
Commitments and contingencies
Equity:
Cogdell Spencer Inc. stockholders' equity:
Preferred stock, $0.01 par value; 50,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.01 par value; 200,000 shares authorized, 42,729 and 17,699 shares
issued and outstanding in 2009 and 2008, respectively	427	177
Additional paid-in capital	370,593	275,380
Accumulated other comprehensive loss	(1,861)	(5,106)
Accumulated deficit	(164,321)	(77,438)
Total Cogdell Spencer Inc. stockholders' equity	204,838	193,013
Noncontrolling interests:
Real estate partnerships	5,220	4,657
Operating partnership	37,722	85,324
Total noncontrolling interests	42,942	89,981
Total equity	247,780	282,994
Total liabilities and equity	$752,663	$900,090

See notes to consolidated financial statements.

COGDELL SPENCER INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Revenues:
Rental revenue	$79,486	$77,421	$62,611
Design-Build contract revenue and other sales	143,416	253,596	-
Property management and other fees	3,336	3,460	3,502
Development management and other income	3,363	885	290
Total revenues	229,601	335,362	66,403

Expenses:
Property operating and management	31,810	31,065	25,405
Design-Build contracts and development management	113,961	214,019	-
Selling, general, and administrative	32,285	30,215	7,365
Depreciation and amortization	34,502	44,879	27,612
Impairment charges	120,920	-	-
Total expenses	333,478	320,178	60,382

Income (loss) from continuing operations before other income (expense) and income tax benefit (expense)	(103,877)	15,184	6,021
Other income (expense):
Interest and other income	620	922	1,073
Gain on settlement from MEA Holdings, Inc. transaction	4,905	-	-
Interest expense	(21,711)	(25,017)	(15,818)
Debt extinguishment and interest rate derivative expense	(2,511)	-	-
Equity in earnings of unconsolidated real estate partnerships	15	22	20
Total other income (expense)	(18,682)	(24,073)	(14,725)
Loss from continuing operations before income tax benefit (expense)	(122,559)	(8,889)	(8,704)
Income tax benefit (expense)	22,124	1,244	(117)
Net loss from continuing operations	(100,435)	(7,645)	(8,821)

Discontinued operations:
Loss from discontinued operations	(168)	(212)	(173)
Impairment of real estate property	(1,359)	-	-
Total discontinued operations	(1,527)	(212)	(173)

Net loss	(101,962)	(7,857)	(8,994)

Net loss (income) attributable to the noncontrolling interest in:
Real estate partnerships	(288)	(964)	(85)
Operating partnership	32,522	3,048	2,738
Net loss attributable to Cogdell Spencer Inc.	$(69,728)	$(5,773)	$(6,341)

Per share data - basic and diluted
Loss from continuing operations attributable to Cogdell Spencer Inc.	$(2.10)	$(0.36)	$(0.56)
Loss from discontinued operations attributable to Cogdell Spencer Inc.	(0.04)	(0.01)	(0.01)
Net loss per share attributable to Cogdell Spencer Inc.	$(2.14)	$(0.37)	$(0.57)

Weighted average common shares - basic and diluted	32,655	15,770	11,056

Net (loss) attributable to Cogdell Spencer Inc.:
Income from continuing operations, net of tax	$(68,500)	$(5,634)	$(6,216)
Discontinued operations	(1,228)	(139)	(125)
Net loss attributable to Cogdell Spencer Inc.	$(69,728)	$(5,773)	$(6,341)

See notes to consolidated financial statements.

COGDELL SPENCER INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)
			Cogdell Spencer Inc. Stockholders
				Accumulated			Noncontrolling	Noncontrolling
				Other		Additional	Interests in	Interests in
	Total	Comprehensive	Accumulated	Comprehensive	Common	Paid-in	Operating	Real Estate
	Equity	Loss	Deficit	Income (Loss)	Stock	Capital	Partnership	Partnerships

Balance at December 31, 2006	$113,676		$(27,702)	$47	$80	$87,224	$53,870	$157
Comprehensive loss:
Net income (loss)	(8,994)	$(8,994)	(6,341)	-	-	-	(2,738)	85
Unrealized loss on interest rate swaps	(1,307)	(1,307)	-	(931)	-	-	(376)	-
Comprehensive loss	(10,301)	$(10,301)
Issuance of common stock, net of costs	78,464		-	-	39	78,425	-	-
Issuance of operating partnership units	2,426		-	-	-	-	2,426	-
Redemption of operating partnership units	(1,326)		-	-	-	-	(1,326)	-
Conversion of operating partnership units to common stock	-		-	-	-	6	(6)	-
Issuance of limited partnership interests in real estate partnership	2,308		-	-	-	-	-	2,308
Restricted stock and LTIP units grants	73		-	-	-	20	53	-
Amortization of restricted stock grants	110		-	-	-	69	41	-
Dividends and distributions	(23,174)		(16,708)	-	-	-	(6,350)	(116)
Adjustment to record change of interest in the operating partnership due to the issuance of operating partnership units in excess of book value	-		-	-	-	1,157	(1,157)	-
Balance at December 31, 2007	162,256		(50,751)	(884)	119	166,901	44,437	2,434

Comprehensive loss:
Net income (loss)	(7,857)	$(7,857)	(5,773)	-	-	-	(3,048)	964
Unrealized loss on interest rate swaps, net of tax	(7,936)	(7,936)	-	(4,222)	-	-	(2,092)	(1,622)
Comprehensive loss	(15,793)	$(15,793)
Issuance of common stock, net of costs	91,231		-	-	57	91,174	-	-
Issuance of operating partnership units	74,270		-	-	-	-	74,270	-
Redemption of operating partnership units	(493)		-	-	-	-	(493)	-
Conversion of operating partnership units to common stock	(114)		-	-	1	1,843	(1,958)	-
Issuance of limited partnership interests in real estate partnership	3,845		-	-	-	-	-	3,845
Restricted stock and LTIP units grants	1,144		-	-	-	94	1,050	-
Amortization of restricted stock grants	101		-	-	-	63	38	-
Dividends and distributions	(33,453)		(20,914)	-	-	-	(11,575)	(964)
Adjustment to record change of interest in the operating partnership due to the issuance of operating partnership units at other than book value	-		-	-	-	15,305	(15,305)	-
Balance at December 31, 2008	282,994		(77,438)	(5,106)	177	275,380	85,324	4,657
Comprehensive loss:
Net income (loss)	(101,962)	$(101,962)	(69,728)	-	-	-	(32,522)	288
Unrealized gain on interest rate swaps, net of tax	5,185	5,185	-	3,760	-	-	611	814
Comprehensive loss	(96,777)	$(96,777)
Issuance of common stock, net of costs	76,457		-	-	230	76,227	-	-
Issuance of operating partnership units	5,262		-	-	-	-	5,262	-
Conversion of operating partnership units to common stock	-		-	(515)	20	18,830	(18,335)	-
Restricted stock and LTIP unit grants	1,344		-	-	-	80	1,264	-
Amortization of restricted stock grants	113			-		76	37
Dividends and distributions	(21,613)		(17,155)		-	-	(3,919)	(539)
Balance at December 31, 2009	$247,780		$(164,321)	$(1,861)	$427	$370,593	$37,722	$5,220

See notes to consolidated financial statements.

COGELL SPENCER INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Operating activities:
Net loss	$(101,962)	$(7,857)	$(8,994)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	34,502	45,016	27,758
Amortization of acquired above market leases and acquired below market leases, net (including amounts in discontinued operations)	(542)	(638)	(723)
Straight-line rental revenue	(556)	(569)	(445)
Amortization of deferred finance costs and debt premium	1,644	1,286	271
Provision for bad debts	2,624	175	17
Deferred income taxes	(18,614)	(5,657)	(30)
Deferred tax expense on intersegment profits	(2,813)	(7)	-
Equity-based compensation	1,300	1,245	183
Equity in earnings of unconsolidated real estate partnerships	(15)	(22)	(20)
Debt extinguishment and interest rate derivative expense	2,511	-	-
Change in fair value of interest rate swap agreements	(757)	-	-
Impairment of goodwill, trade names and trademarks and intangible assets	120,920	-	-
Impairment of real estate property	1,359	-	-
Gain on settlement from MEA Holdings, Inc. transaction	(2,002)	-	-
Changes in operating assets and liabilities:
Tenant and accounts receivable and other assets	32,118	16,243	(369)
Accounts payable and other liabilities	(20,438)	(4,366)	6,121
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,836)	(20,109)	-
Net cash provided by operating activities	45,443	24,740	23,769
Investing activities:
Business acquisitions, net of cash acquired	(8,022)	(134,134)	-
Investment in real estate properties, net of cash acquired	(54,572)	(45,515)	(112,355)
Purchase of noncontrolling interests in operating partnership	-	(770)	(4,340)
Proceeds from sales-type capital lease	306	306	305
Purchase of corporate property, plant and equipment	(1,830)	(3,008)	(576)
Distributions received from unconsolidated real estate partnerships	6	5	14
Decrease (increase) in restricted cash	9,899	(11,161)	(346)
Net cash used in investing activities	(54,213)	(194,277)	(117,298)
Financing activities:
Proceeds from mortgage notes payable	73,222	22,580	70,257
Repayments of mortgage notes payable	(30,813)	(21,964)	(33,361)
Proceeds from revolving credit facility	3,500	145,000	82,400
Repayments to revolving credit facility	(48,000)	(99,700)	(80,687)
Proceeds from term loan	-	100,000	-
Repayment of term loan	(50,000)	-	-
Net proceeds from sale of common stock	76,457	91,229	78,463
Dividends and distributions	(22,135)	(32,101)	(21,705)
Contributions from noncontrolling interests in real estate partnerships	-	481	1,848
Distributions to noncontrolling interests in real estate partnerships	(539)	(963)	(117)
Payment of financing costs	(1,676)	(3,912)	(1,043)
Net cash provided by financing activities	16	200,650	96,055
Increase (decrease) in cash and cash equivalents	(8,754)	31,113	2,526
Balance at beginning of period	34,668	3,555	1,029
Balance at end of period	$25,914	$34,668	$3,555

COGDELL SPENCER INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)
	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$21,998	$25,477	$15,355

Cash paid for income taxes	$37	$3,897	$307
Non-cash investing and financing activities:
Operating Partnership Units issued or to be issued in connection with the acquisition of a business or real estate property	$-	$81,347	$3,583
Investment in real estate properties included in accounts payable and other liabilities	(4,490)	(1,788)	1,109
Debt assumed with purchase of properties	-	2,733	16,238
Noncontrolling interest assumed with purchase of property	-	3,359	-
Investment in real estate costs contributed by partner in a consolidated real estate partnership	-	-	460
Accrued dividends and distributions	5,051	6,061	5,771
Operating Partnership Units converted into common stock	18,850	1,844	-

See notes to consolidated financial statements.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business

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

2.	Summary of Significant Accounting Policies

 Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and represent the assets and liabilities and operating results of the Company. The consolidated financial statements include the Company’s accounts, its wholly-owned subsidiaries, as well as the Operating Partnership and its subsidiaries. The consolidated financial statements also include any partnerships for which the Company or its subsidiaries is the general partner or the managing member and the rights of the limited partners do not overcome the presumption of control by the general partner or managing member. The Company reviews its interests in entities to determine if the entity’s assets, liabilities, noncontrolling interests and results of activities should be included in the consolidated financial statements in accordance with the GAAP. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates in Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Significant estimates and assumptions are used by management in determining the percentage of completion revenue, construction contingency and loss provisions, useful lives of real estate properties and improvements, the initial valuations and underlying allocations of purchase price in connection with business and real estate property acquisitions, and projected cash flow and fair value estimates used for impairment testing.  Actual results may differ from those estimates.

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

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company receives fees for property management and related services provided to third parties which are reflected as property management fee revenue.  Management fees are generally based on a percentage of revenues for the month as defined in the related property management agreements.  The Company also pays certain payroll and related costs related to the operations of third party properties that are managed by the Company.  Under terms of the related management agreements, these costs are reimbursed by the third party property owners and recognized by the Company as revenue as they are characterized by GAAP as “out of pocket” expenses incurred in the performance of a service.

Design-Build Contract Revenues and Development Management.  Design-Build contract revenue is recognized under the percentage-of-completion method of accounting in accordance with GAAP.  Revenues are determined by measuring the percentage of costs incurred to date to estimated total costs for each design-build contract based on current estimates of costs to complete.  Contract costs include all labor and benefits, materials, subcontracts, and an allocation of indirect costs related to contract performance such as architectural, engineering, and construction management.  Indirect costs are allocated to projects based upon labor hours charged.  As long-term design-build projects extend over one or more years, revisions in cost and estimated earnings during the course of the work are reflected in the accounting period in which the facts which require the revision become known.  At the time a loss on a design-build project becomes known, the entire amount of the estimated ultimate loss is recognized in the consolidated financial statements.  Change orders are recognized when they are approved by the client.

Costs and estimated earnings in excess of billings on uncompleted design-build projects (“underbillings”) are included in “Other assets” in the consolidated balance sheets.  Billings in excess of costs and estimated earnings on uncompleted design-build projects (“overbillings”) are included in liabilities in the consolidated balance sheets.  Customers are billed on a monthly basis at the end of each month, which can be in advance of work performed.  As a result, the Company typically generates billings in excess of costs and estimated earnings on design-build projects.

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

Warranties

The Company provides standard industry warranties in its design-build business, which generally are for one year after completion of a project. Buildings are guaranteed against defects in workmanship for one year after completion. The typical warranty requires that the Company replace or repair the defective item. The Company records an estimate for future warranty related costs based on actual historical warranty claims. This estimated liability is included in “Other liabilities” in the consolidated balance sheets. Based on analysis of warranty costs, the warranty provisions are adjusted as necessary. While warranty costs have historically been within calculated expectations, it is possible that future warranty costs could exceed expectations.

The changes in the carrying amounts of the total warranty liabilities for the periods shown are as follows (in thousands):

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007

Balance at the beginning of period	$4,331	$-	$-
Erdman acquisition	-	4,600	-
Accruals	(218)	2,217	-
Settlements	(2,613)	(2,486)	-
Balance at the end of period	$1,500	$4,331	$-

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes

The Company elected to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended.  REITs are subject to a number of organizational and operational requirements, including a requirement that 90% of ordinary “REIT taxable income” (as determined without regard to the dividends paid deduction or net capital gains) be distributed.  As a REIT, the Company will generally not be subject to U.S. federal income tax to the extent that it meets the organization and operational requirements and distributions equal or exceed taxable income.  For all periods subsequent to the REIT election, the Company has met the organization and operational requirements and distributions exceeded net taxable income.  Accordingly, no provision has been made for federal and state income taxes, except as follows.

The Company, together with Cogdell Spencer TRS Holdings, LLC and its subsidiaries (“TRS Holdings”) have made the election to treat TRS Holdings as a taxable REIT subsidiary.  As a taxable REIT subsidiary, the operations of TRS Holdings are generally subject to corporate income taxes.

The Company’s taxable REIT subsidiary accounts for its income taxes in accordance with GAAP, which includes an estimate of the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.  The calculation of the taxable REIT subsidiary’s tax provision may require interpreting tax laws and regulations and could result in the use of judgments or estimates which could cause its recorded tax liability to differ from the actual amount due.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The taxable REIT subsidiary periodically assesses the realizability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state, or federal statutory tax audits or estimates and judgments used.

The Company and the taxable REIT subsidiary apply the GAAP provisions for measuring and recognizing tax benefits associated with uncertain tax positions.  Penalties and interest, if incurred, would be recorded as a component of income tax expense.

The Company defers income taxes paid on intercompany profits for real estate properties remaining with the Company.  Such taxes are presented with the related real estate property on the balance sheet, are amortized to income tax expense over the useful life of the related property, are assessed for impairment as part of the asset group and any remaining balance will be removed from the balance sheet when the related property is removed.  Such income taxes totaled $2.8 million and approximately $7,000 for the years ended December 31, 2009 and 2008.

During 2009, the Company paid two quarterly dividends of $0.225 per share and two quarterly dividends of $0.10, totaling $0.65 per share for the year.  The dividends of $0.65 per share are classified for income tax purposes as 61.5% taxable ordinary dividend and 38.5% return of capital.  No portion of the dividends constitutes “qualified dividends” eligible for the reduced rates on dividends pursuant to the Jobs and Growth Tax Relief Reconciliation Act of 2003.

Comprehensive Income or Loss

Comprehensive income or loss includes net income (loss) and all other non-owner changes in stockholders’ equity during the period including unrealized fair value adjustments on certain derivative agreements.

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

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Real Estate Properties and Related Intangible Assets

Land and buildings and improvements are recorded at cost.  For developed properties, direct and indirect costs that clearly relate to projects under development are capitalized in accordance with GAAP.  Costs include construction costs, professional services such as architectural and legal costs, travel expenses, capitalized interest and direct payroll and other acquisition costs.  The Company begins capitalization when the project is probable.  Capitalization of interest ceases when the property is ready for its intended use, which is generally near the date that a certificate of occupancy is obtained.

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

Acquisitions of properties are accounted for utilizing the acquisition method in accordance with GAAP and accordingly the purchase cost is allocated to tangible and intangible assets and liabilities based on their fair values.  The fair value of tangible assets acquired is determined by valuing the property as if it were vacant, applying methods similar to those used by independent appraisers of income-producing property.  The resulting value is then allocated to land, buildings and improvements, and tenant improvements based on management’s determination of the fair value of these assets.  The assumptions used in the allocation of fair values to assets acquired are based on management’s best estimates at the time of evaluation.

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

As required by GAAP, the Company assesses the potential for impairment of its long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicate that the recorded value might not be fully recoverable.  Management determines whether impairment in value has occurred by comparing the estimated future undiscounted cash flows expected from the use and eventual disposition of the asset to its carrying value.  If the undiscounted cash flows do not exceed the carrying value, the real estate is adjusted to fair value and an impairment loss is recognized.  Assets held for sale are recorded at the lower of cost or fair value less costs to sell.

All operations and gains and losses associated with sales of real estate property or assets classified as held for sale are reclassified and presented as discontinued operations.

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

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Capitalization of Interest

The Company capitalizes interest costs on borrowings incurred during the construction and lease-up periods of qualifying assets.  Capitalized interest is added to the cost of the underlying assets and is depreciated over the useful lives of the assets.  For the years ended December 31, 2009, 2008, and 2007, the Company capitalized interest of approximately $1.0 million, $0.6 million, and $0.9 million, respectively, in connection with various development projects.

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

Investment in Capital Lease

Investment in capital lease consists of a building on a sales-type capital lease.  Unearned income is amortized into interest income using a method that is not materially different from a method that produces a constant periodic rate of return on the net investment in the lease.  The interest income is recorded in “Interest and other income.”  The investment in capital lease is included in “Other assets.”

Deferred Financing Costs

        Deferred financing costs include fees and costs incurred in conjunction with long-term financings and are amortized over the terms of the related debt using the straight-line method, which approximates the effective interest method.  Upon repayment of or in conjunction with a substantial modification in the terms of the underlying debt agreement, any unamortized costs are charged to earnings.  Deferred financing costs were $3.1 million, net of accumulated amortization of $3.0 million, as of December 31, 2009 and $4.1 million, net of accumulated amortization of $2.0 million, as of December 31, 2008.

Unconsolidated Real Estate Partnerships

The Company records investments in which it does not control but exercises significant influence under the equity method in accordance with GAAP.  In circumstances where the real estate partnerships have distributions in excess of the investment and accumulated earnings or experienced net losses in excess of the investment and the Company has guaranteed debt of the entity or otherwise intends to provide financial support, the Company has reduced the carrying value of its investment below zero and recorded a liability in “Other Liabilities.”  Services performed for real estate joint ventures and capitalized by real estate joint ventures are recognized to the extent attributable to the outside interests in the real estate joint venture.

Goodwill and Intangible Assets

The Company accounts for goodwill in accordance with GAAP. Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount, including goodwill, exceeds the reporting unit’s fair value and the implied fair value of goodwill is less than the carrying amount of that goodwill.  Non-amortizing intangible assets, such as trade names and trademarks, are subject to an annual impairment test based on fair value and amortizing intangible assets are tested whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

 COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value of Financial Instruments

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

The Company does not hold or issue financial instruments for trading purposes.  The Company considers the carrying amounts of cash and cash equivalents, restricted cash, tenant and accounts receivable, accounts payable, and other liabilities to approximate fair value due to the short maturity of these instruments.  The Company has estimated the fair value of debt utilizing present value techniques taking into consideration current market conditions.  At December 31, 2009 the carrying amount and estimated fair value of debt was $410.9 million and $398.5 million, respectively.  The mortgage included in Other liabilities – held for sale has a $2.2 million carrying value and $2.3 million estimated fair value as of December 31, 2009.  As of December 31, 2009, the Company reclassified the wholly-owned property Harbison Medical Office Building (formerly known as Baptist Northwest) as held for sale discontinued operations.  At December 31, 2008, the carrying amount and estimated fair value of debt was $460.7 million and $451.5 million, respectively.

See Note 8 regarding the write-down of the Company’s goodwill and certain intangible assets to implied fair market value.  See Note 10 regarding the fair value of the Company’s interest rate swap agreements.  See Note 4 regarding the write-down of real estate property for one property to its implied fair market value less costs to sell.

Offering Costs

Underwriting commissions and other offering costs of raising equity are reflected as a reduction in additional paid-in capital.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Share Based Compensation

The Company accounts for share based compensation, including restricted stock grants and long-term incentive units (“LTIP units”), in accordance with GAAP.  The Company measures the compensation cost based on the estimated fair value of the award at the grant date.  The estimate is based on the share price of the common stock at the grant date.  Where an observable market value of a similar instrument is not available an option-pricing model is utilized.  The compensation cost is recognized as an expense over the requisite service period required for vesting or when performance criteria for vesting is expected to be achieved.

Per Share Data

Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective period.

Concentrations and Credit Risk

The Company maintains its cash in commercial banks. Balances on deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to specific limits. Balances on deposit in excess of FDIC limits are uninsured.  At December 31, 2009, the Company had bank cash balances of $29.7 million in excess of FDIC insured limits.

Three customers and one customer accounted for more than 10% of tenant and accounts receivable as of December 31, 2009 and 2008, respectively.  One customer or tenant accounted for more than 10% of revenue for the year ended December 31, 2009.  No customers or tenants accounted for more than 10% of revenue for the year ended December 31, 2008.

Reclassifications

        During 2009, the Company reclassified Harbison Medical Office Building, a wholly-owned real estate property (formerly known as Baptist Northwest), as discontinued operations and has actively marketed the property for sale.  The Company expects the sale to close in 2010.  Accordingly, the Company has reclassified the assets and liabilities related to this discontinued operations real estate property to “Other assets – held for sale” and “Other liabilities – held for sale,” respectively, as well as the results of operations to “Discontinued Operations” in the consolidated statement of operations for the years ended December 31, 2009, 2008 and 2007.  The asset is part of the Property Operations segment.

        The accompanying Notes to Consolidated Financial Statements include the retrospective application of the presentation and disclosure requirements of Accounting Standards Codification (“ASC”) 810, Consolidation.  ASC 810 is described in “Recent Accounting Pronouncements” below.  The retrospective application did not have a material impact on the Company’s financial condition, results of operations, or cash flows.  However, it did impact the presentation and disclosure of noncontrolling (minority) interest in the consolidated financial statements.  The principal effect to the balance sheet is summarized as follows:

	December 31, 2009	December 31, 2008	December 31, 2007

Equity, as previously reported	$247,780	$188,949	$115,035
Increase for ASC 810 reclass of noncontrolling interests	-	94,045	47,221
Equity, as adjusted	$247,780	$282,994	$162,256

        Additionally, the adoption of ASC 810 had the effect of reclassifying earnings attributable to noncontrolling interests in the consolidated statement of operations from before net loss to separate line items after net loss.  ASC 810 also requires that a new separate caption for net loss attributable to Cogdell Spencer Inc. be presented in the consolidated statements of operations. Net loss increased by $32.2 million, $2.1 million, and $2.7 million for the fiscal years 2009, 2008, and 2007, respectively and net loss attributable to Cogdell Spencer Inc. equals net loss as previously reported prior to the application ASC 810.

        Additionally, ASC 810 requires consolidated comprehensive income (loss) to be adjusted to include the comprehensive income (loss) attributed to noncontrolling interests.  The adoption of ASC 810 resulted in a reclassification of Accumulated Other Comprehensive Loss from Cogdell Spencer Inc. stockholder equity to noncontrolling interests.  This reclassification resulted in a $2.4 million and $0.4 million decrease in noncontrolling interests in operating partnership at December 31, 2008 and 2007, respectively, and a $1.6 million and zero decrease in noncontrolling interests in real estate partnerships at December 31, 2008 and 2007, respectively.  Net loss attributable to Cogdell Spencer Inc., per common share – basic and diluted was not affected by this reclassification.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Subsequent Events

The Company evaluates significant unusual or infrequent events occurring after the financial statement date through the date the financial statements are issued, or available to be issued, to determine if additional disclosures are needed.  As of March 16, 2010, the date the financial statements were available to be issued, no significant events have been identified.

Recent Accounting Pronouncements

Effective July 1, 2009, the FASB established the Accounting Standards Codification (“ASC”) as the primary source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities.  Although the establishment of the ASC did not change current GAAP, it did change the way current GAAP is referenced.

In December 2007, the FASB issued an accounting standard, codified in ASC 805, Business Combinations, relating to the accounting for and reporting of business combinations using the acquisition method of accounting, which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  Among these changes, this standard redefines the measurement date of a business combination and requires most transaction costs to be expensed as incurred, and requires expanded disclosure requirements such as reasons for the business combination, amount of third-party related expenses incurred, and a description of the prior relationship between or among the parties.  The standard also provides guidance for recognizing and measuring the goodwill acquired in the business combination and requires additional disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This standard is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008.  The adoption of this standard had no impact on the Company’s balance sheet, statement of operations, or changes in equity on December 31, 2009.

 In December 2007, the FASB issued an accounting standard, codified in ASC 810, Consolidation, which establishes the accounting for and reporting of noncontrolling interests (“NCI”), formerly referred to as minority interests, in partially owned consolidated subsidiaries and the accounting for and reporting of the change in control of subsidiaries.  NCIs are to be reported as a component of equity separate from the parent’s equity and purchases or sales of equity interests that do not result in a change in control are accounted for as equity transactions.  In addition, net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively.  The Company implemented the standard effective January 1, 2009 and has applied the presentation and disclosure requirements retrospectively.  Its adoption has resulted in an increase to equity as of December 31, 2008 of $94.0 million for the reclassification of noncontrolling interest to equity for noncontrolling interests in consolidated entities as well as a $4.1 million reclassification of Accumulated Other Comprehensive Loss from Cogdell Spencer Inc. stockholders’ equity to noncontrolling interests as of December 31, 2008.  Also, net loss for year ended December 31, 2008 has increased by $2.1 million for the reclassification of loss allocated to noncontrolling interests; however, net loss per common share attributable to Cogdell Spencer Inc. – basic and diluted was not affected by this reclassification.

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

COGDELL SPENCER INC..
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2009, and further revised in February 2010, the FASB issued an accounting standard, codified in ASC 855, Subsequent Events, relating to the disclosure of subsequent events.  The standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged.  This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements.  Under the new standard, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date.  The statement is effective for interim and annual reporting periods ending after June 15, 2009.  The additional disclosure required by the standard is included in Note 2.

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

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820.  This update provides alternatives to measuring the fair value of liabilities when a quoted price for an identical liability traded in an active market does not exist.  The alternatives include using the quoted price for the identical liability when traded as an asset or the quoted price of a similar liability or of a similar liability when traded as an asset, in addition to valuation techniques based on the amount an entity would pay to transfer the identical liability (or receive to enter into an identical liability).  The update is effective for interim and annual reporting periods ending after August 28, 2009.  The adoption of this standard had no impact on the Company’s balance sheet, statement of operations, or changes in equity on December 31, 2009.

3.            Minimum Future Rental Revenues

The Company’s properties are generally leased to tenants under non-cancelable, fixed-term operating leases with expirations through 2026.  Some leases provide for fixed rent renewal terms or market rent renewal terms.  The Company’s leases generally require the lessee to pay minimum rent, additional rent based upon increases in the Consumer Price Index, and all taxes (including property tax), insurance, maintenance and other operating costs associated with the leased property.  No tenant occupied more than 10% of the Company’s net rentable square footage at December 31, 2009.

Future minimum lease payments by tenants under the non-cancelable operating leases as of December 31, 2009 were as follows (in thousands):

For the year ending:
2010	$71,616
2011	61,720
2012	50,052
2013	37,571
2014	30,152
Thereafter	116,531
$367,642

The operating leases held at Harbison Medical Office Building (formerly known as Baptist Northwest), a wholly-owned property, are not included in the above future minimum lease payments schedule as the property was reclassified to discontinued operations during 2009 and is actively being marketed for sale as of December 31, 2009.  Future minimum lease payments by tenants under non-cancelable operating leases as of December 31, 2009 relating to Harbison Medical Office Building are $0.2 million, $0.2 million, $0.1 million, and $0.1 million for 2010, 2011, 2012, and 2013, respectively, and zero thereafter.

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

	December 31, 2009	December 31, 2008
Total minimum lease payments	$11,873	$12,650
Less: Unearned income	(6,596)	(7,068)
Investment in capital lease	$5,277	$5,582

 Total minimum lease payments receivable on the capital lease as of December 31, 2009 exclusive of the operating expense reimbursement payments, are as follows (in thousands):
For the year ending:
2010	$784
2011	790
2012	796
2013	624
2014	630
Thereafter	8,249
$11,873

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.	Acquisitions and Discontinued Operations

Business Acquisition

On March 10, 2008, the Company and the Operating Partnership completed a merger transaction through which they acquired MEA Holdings, Inc. (“MEA”), a design-build construction and engineering company specializing in healthcare facility construction.  The transaction was effected pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of January 23, 2008, as amended, by and among the Company, the Operating Partnership, Goldenboy Acquisition Corp. (a wholly-owned subsidiary of the Operating Partnership), MEA, Marshall Erdman & Associates, Inc., Marshall Erdman Development, LLC, and David Pelisek, David J. Lubar and Scott A. Ransom, in their capacities as the Seller Representatives.  MEA’s operating results are included in the consolidated financial statements from March 10, 2008, the acquisition date.

The consideration payable in the merger transaction and in the contribution transactions described below consisted of cash and limited partnership interests issued by the Operating Partnership (the “OP Units”). The Operating Partnership entered into contribution agreements with 40 of MEA’s stockholders (the “Contributors”) pursuant to which the Contributors agreed to “roll over” an aggregate of 1,265,392 shares of MEA (representing in the aggregate approximately 41% of MEA’s outstanding shares on a fully diluted basis) by exchanging those shares for OP Units.  The exchange of those shares for OP Units was completed immediately before the completion of the merger provided for in the Merger Agreement (the “Merger”).  In the Merger, all the shares of MEA (other than the shares acquired by the Operating Partnership) were converted into the right to receive an amount of cash to be calculated in accordance with the provisions of the Merger Agreement.

The cash consideration per share of MEA common shares payable in the Merger (the “Cash Consideration”) was calculated pursuant to a formula based on an “enterprise value” for 100% of MEA of $247.0 million, subject to certain adjustments.  In connection with the Merger, in addition to the cash consideration of approximately $159.6 million paid in the aggregate to the holders of MEA common shares, pursuant to certain contribution agreements entered into in connection with the Merger, the Operating Partnership issued OP Units to the Contributors.  The number of OP Units per MEA common share was based on the same value per MEA common share payable in cash under the Merger Agreement, or $17.01 per OP Unit.  The OP Units issued in the transaction were of two types — “regular units” and “alternative units.” A total of 4,331,336 OP Units were issued upon the closing of the transaction, of which 3,063,908 were regular units and 1,267,429 were alternative units.  In June 2008, a total of 208,496 OP Units, of which all were alternative units, were issued as part of a post-closing claim release.  In November 2008, a total of 148,926 OP Units, of which all were alternative units, were issued as part of a post-closing claim release.  In October 2009, a total of 331,812 OP units, of which all were alternative units, were issued as part of a post-closing claim release.  The alternative units are substantially the same as the regular units, except that the regular units have an exchange feature whereby they are exchangeable, after a one-year lock-up period, on a one-for-one basis, for shares of the Company’s common stock, while the alternative units were not exchangeable for shares of the Company’s common stock until the exchange feature included as a feature of the alternative units was approved by the Company’s stockholders.  On May 29, 2008, the Company’s stockholders approved the exchange feature whereby the alternative units are exchangeable, after a one-year lock-up period, on a one-for-one basis, for shares of the Company’s common stock.  The fair value per OP Unit issued in connection with the Merger was $15.84, which was determined using the Company’s stock price on and about the January 23, 2008, announcement date of the merger.

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

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate consideration paid for the Merger was as follows (in thousands):

Fair value of OP Units issued and to be issued	$81,347
Cash consideration, net of cash acquired	144,998
Total purchase price, net of cash acquired	$226,345

The Merger was accounted for under the purchase method in accordance with GAAP.  The total purchase price was allocated to assets acquired and liabilities assumed based upon their estimated fair values as determined by management.  The estimated fair values were based on information available and assumptions as to future operations at the acquisition date.

The following table is a summary allocation of the total purchase price for the assets acquired and liabilities assumed of MEA as of March 10, 2008 (in thousands):

Accounts receivable, including retainage receivables	$52,638
Goodwill and intangible assets	286,138
Other assets	19,398
Accounts payable	(27,450)
Billings in excess of costs and estimated earnings
on uncompleted contracts	(37,134)
Deferred income taxes	(40,965)
Other liabilities	(26,280)
Total purchase price, net of cash acquired	$226,345

The Company purchased MEA for an amount in excess of its net tangible assets and as a result has recorded goodwill related to the transaction (see also Note 8).  The Company believes that MEA’s service offerings and customer lists are complementary to the Company’s pre-Merger service offerings.  As a result of the Merger, the Company became a fully integrated healthcare facilities real estate company.  The accompanying statement of operations for the year ended December 31, 2008, includes ten months of Erdman’s operations.

In October 2009, the final escrow release related to the Erdman acquisition occurred.  Per agreement between the Company and the MEA Seller Representatives, $5.0 million of the escrow was paid to the Company in consideration of full and final settlement of certain claims made by the Company in connection with the MEA transaction.  During the fourth quarter of 2009, $8.1 million of cash was released from the escrow to the Erdman sellers and 331,812 OP units were issued to the Erdman sellers.  The Company recorded other income of $4.9 million in 2009 related to this settlement.

Property Acquisitions

Property acquisitions are accounted for in accordance with GAAP.  The purchase price is allocated between net tangible and intangible assets based on their estimated fair values as determined by management using methods similar to those used by independent appraisers of income-producing property.

There were no property acquisitions in 2009.

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

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In September 2008, the Company acquired a controlling interest in Genesis Property Holding, LLC (“Genesis”), a pre-development project in 2008, for $2.2 million.  Genesis owns the Woodlands Center for Specialized Medicine building, which completed construction and became operational in 2009.

The following table is an allocation of the purchase price of the property acquisitions during the year ended December 31, 2008 (in thousands):

Construction in progress	$4,031
Building and improvements	20,259
Acquired ground or air rights leases	325
Acquired in place lease value and deferred leasing costs	2,948
Acquired above market leases	10
Mortgage notes payable	(2,722)
Noncontrolling interest in real estate partnerships	(3,359)
Total purchase price allocated, net of cash acquired	$21,492

The following summary of selected unaudited pro forma results of operations presents information as if the 2008 property and business acquisitions had occurred at the beginning of the period presented. The unaudited pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future (in thousands, except per share amount):

For the Year Ended
December 31, 2008
Total revenue	$384,370
Net loss from continuing operations attributable to Cogdell Spencer Inc.	(12,439)
Net loss from continuing operations attributable to Cogdell Spencer
Inc. per share - basic and diluted	$(0.79)

Discontinued Operations

As of December 31, 2009, the Company reclassified the wholly-owned property Harbison Medical Office Building (formerly known as Baptist Northwest) as held for sale discontinued operations.  Related to this property, the Company recorded a non-cash impairment charge of ($1.4 million) in order to reduce the carrying value of the real estate property to its estimated net sale proceeds.

In accordance with GAAP, net income and loss on discontinued operations of real estate property are reflected in the consolidated statements of operations as “discontinued operations” for all periods presented.  Below is a summary of discontinued operations for the real estate property reclassified to discontinued operations and marketed for sale during 2009 (in thousands):

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Revenues:
Rental revenues	$354	$378	$418
Total revenues	354	378	418
Expenses:
Property operating and management	247	311	298
Depreciation and amortization	137	137	146
Interest expense	138	142	147
Total expenses	522	590	591
Loss from discontinued operations before impairment of real estate property	(168)	(212)	(173)
Impairment of real estate property	(1,359)	-	-
Total discontinued operations	$(1,527)	$(212)	$(173)

The following table presents information about the Company’s real estate assets held for sale measured at fair value as of December 31, 2009 (in thousands):

	Recorded Value as	Fair Value Measurement as of December 31, 2009
Description	of December 31, 2009	Level 1	Level 2	Level 3	Total Losses
Other assets - held for sale	$2,200	$-	$2,200	$-	$(1,359)

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Investments in Real Estate Partnerships

       As of December 31, 2009 the Company had an ownership interest in eight limited liability companies or limited partnerships.

The following is a description of the unconsolidated entities:

•	Cogdell Spencer Medical Partners LLC, a Delaware limited liability company, founded in 2008, no assets or liabilities, and 20.0% owned by the Company;

•	BSB Health/MOB Limited Partnership No. 2, a Delaware limited partnership, founded in 2002, owns nine medical office buildings, and 2.0% owned by the Company;

•	Shannon Health/MOB Limited Partnership No. 1, a Delaware limited partnership, founded in 2001, owns ten medical office buildings, and 2.0% owned by the Company; and

•	McLeod Medical Partners, LLC, a South Carolina limited liability company, founded in 1982, owns three medical office buildings, and 1.1% owned by the Company.

The following is a description of the consolidated entities:

•	Genesis Property Holdings, LLC, a Florida limited liability company, founded in 2007, owns one medical office building, and 40.0% owned by the Company;

•	Cogdell General Health Campus MOB, LP, a Pennsylvania limited partnership, founded in 2006, owns one medical office building, and 80.9% owned by the Company;

•	Mebane Medical Investors, LLC, a North Carolina limited liability company, founded in 2006, owns one medical office building, and 35.1% owned by the Company; and

•	Rocky Mount MOB, LLC, a North Carolina limited liability company, founded in 2002, owns one medical office building, and 34.5% owned by the Company.

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

	December 31, 2009	December 31, 2008

Financial position:
Total assets	$54,725	$56,262
Total liabilities	48,672	49,831
Member's equity	6,053	6,431

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Results of operations:
Total revenues	$12,528	$12,362	$12,230
Operating and general and
administrative expenses	5,977	5,787	5,566
Net income	800	760	788

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables represent the segment information for the years ended December 31, 2009, 2008 and 2007 (in thousands):

Year ended December 31, 2009	Property Operations	Design-Build and Development	Intersegment Eliminations	Unallocated and Other	Total
Rental revenue	$79,578	$-	$(92)	$-	$79,486
Design-Build contract revenue and other sales	-	176,124	(32,708)	-	143,416
Property management and other fees	3,336	-	-	-	3,336
Development management and other income	-	6,750	(3,387)	-	3,363
Total revenues	82,914	182,874	(36,187)	-	229,601

Certain operating expenses:
Property operating and management	31,810	-	-	-	31,810
Design-Build contracts and development management	-	142,305	(28,344)	-	113,961
Selling, general, and administrative	-	20,541	(92)	-	20,449
Impairment charges	-	120,920	-	-	120,920
Total certain operating expenses	31,810	283,766	(28,436)	-	287,140
	51,104	(100,892)	(7,751)	-	(57,539)

Interest and other income	541	48	-	31	620
Gain on settlement from MEA Holdings Inc. transaction	-	-	-	4,905	4,905
Corporate general and administrative expenses	-	-	-	(11,836)	(11,836)
Interest expense	-	-	-	(21,711)	(21,711)
Debt extinguishment and interest rate derivative expense	-	-	-	(2,511)	(2,511)
Benefit from income taxes applicable to funds from operations modified	-	-	-	20,356	20,356
Non-real estate related depreciation and amortization	-	(779)	-	(225)	(1,004)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	27	-	-	-	27
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(1,049)	-	-	-	(1,049)
Discontinued operations and impairment of real estate property, before real estate related depreciation and amortization	(1,253)	-	-	(137)	(1,390)
Funds from operations modified (FFOM)	49,370	(101,623)	(7,751)	(11,128)	(71,132)

Amortization of intangibles related to purchase accounting, net of income tax benefit	(169)	(4,364)	-	1,768	(2,765)
Funds from operations (FFO)	49,201	(105,987)	(7,751)	(9,360)	(73,897)

Real estate related depreciation and amortization	(29,114)	-	-	-	(29,114)
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	1,049	-	-	-	1,049
Net income (loss)	21,136	(105,987)	(7,751)	(9,360)	(101,962)
Net loss (income) attributable to the noncontrolling interest in:
Real estate partnerships	(288)	-	-	-	(288)
Operating partnership	-	-	-	32,522	32,522
Net income (loss) attributable to Cogdell Spencer Inc.	$20,848	$(105,987)	$-	$23,162	$(69,728)

Total assets	$555,072	$195,799	$-	$1,792	$752,663

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2008	Property Operations	Design-Build and Development	Intersegment Eliminations	Unallocated and Other	Total
Revenues:
Rental revenue	$77,464	$-	$(43)	$-	$77,421
Design-Build contract revenue and other sales	-	258,132	(4,536)	-	253,596
Property management and other fees	3,460	-	-	-	3,460
Development management and other income	-	1,688	(803)	-	885
Total revenues	80,924	259,820	(5,382)	-	335,362

Certain operating expenses:
Property operating and management	31,065	-	-	-	31,065
Design-Build contracts and development management	-	218,731	(4,712)	-	214,019
Selling, general, and administrative	-	20,184	(43)	-	20,141
Total certain operating expenses	31,065	238,915	(4,755)	-	265,225
	49,859	20,905	(627)	-	70,137

Interest and other income	597	149	-	176	922
Corporate general and administrative expenses	-	-	-	(10,074)	(10,074)
Interest expense	-	-	-	(25,017)	(25,017)
Provision for income taxes applicable to funds from operations modified	-	-	-	(3,860)	(3,860)
Non-real estate related depreciation and amortization	-	(1,129)	-	(230)	(1,359)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	35	-	-	-	35
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(1,346)	-	-	-	(1,346)
Discontinued operations and impairment of real estate property, before real estate related depreciation and amortization	67	-	-	(142)	(75)
Funds from operations modified (FFOM)	49,212	19,925	(627)	(39,147)	29,363

Amortization of intangibles related to purchase accounting, net of income tax benefit	(169)	(12,918)	-	5,104	(7,983)
Funds from operations (FFO)	49,043	7,007	(627)	(34,043)	21,380

Real estate related depreciation and amortization	(30,583)	-	-	-	(30,583)
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	1,346	-	-	-	1,346
Net income (loss)	19,806	7,007	(627)	(34,043)	(7,857)
Net loss (income) attributable to the noncontrolling interest in:
Real estate partnerships	(964)	-	-	-	(964)
Operating partnership	-	-	-	3,048	3,048
Net income (loss) attributable to Cogdell Spencer Inc.	$18,842	$7,007	$(627)	$(30,995)	$(5,773)

Total assets	$545,714	$353,054	$-	$1,322	$900,090

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2007	Property Operations	Design-Build and Development	Intersegment Eliminations	Unallocated and Other	Total
Revenues:
Rental revenue	$62,611	$-	$-	$-	$62,611
Design-Build contract revenue and other sales	-	-	-	-	-
Property management and other fees	3,502	-	-	-	3,502
Development management and other income	-	290	-	-	290
Total revenues	66,113	290	-	-	66,403

Certain operating expenses:
Property operating and management	25,405	-	-	-	25,405
Selling, general, and administrative	-	804	-	-	804
Total certain operating expenses	25,405	804	-	-	26,209
	40,708	(514)	-	-	40,194

Interest and other income	592	231	-	250	1,073
Corporate general and administrative expenses	-	-	-	(6,561)	(6,561)
Interest expense	-	-	-	(15,818)	(15,818)
Provision for income taxes applicable to funds from operations modified	-	-	-	(183)	(183)
Non-real estate related depreciation and amortization	-	-	-	(159)	(159)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	43	-	-	-	43
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(200)	-	-	-	(200)
Discontinued operations and impairment of real estate property, before real estate related depreciation and amortization	119	-	-	(146)	(27)
Funds from operations modified (FFOM)	41,262	(283)	-	(22,617)	18,362

Amortization of intangibles related to purchase accounting, net of income tax benefit	(169)	-	-	66	(103)
Funds from operations (FFO)	41,093	(283)	-	(22,551)	18,259

Real estate related depreciation and amortization	(27,453)	-	-	-	(27,453)
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	200	-	-	-	200
Net income (loss)	13,840	(283)	-	(22,551)	(8,994)
Net loss (income) attributable to the noncontrolling interest in:
Real estate partnerships	(85)	-	-	-	(85)
Operating partnership	-	-	-	2,738	2,738
Net income (loss) attributable to Cogdell Spencer Inc.	$13,755	$(283)	$-	$(19,813)	$(6,341)

Total assets	$497,917	$5,335	$-	$2,985	$506,237

7.            Contracts
        Revenue and billings to date on uncompleted contracts, from their inception, as of December 31, 2009 and December 31, 2008 (in thousands):

	December 31, 2009	December 31, 2008
Costs and estimated earnings on uncompleted contracts	$79,374	$165,891
Billings to date	(90,701)	(176,210)
Net billings in excess of costs and estimated earnings	$(11,327)	$(10,319)

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
These amounts are included in the consolidated balance sheet at December 31, 2009 and 2008 as shown below (in thousands).  At December 31, 2009, the Company had retainage receivables of $4.5 million, which are included in "Tenant and accounts receivable" in the consolidated balance sheets.  The Company estimates that $0.7 million of the December 31, 2009, retainage receivable balance will be collected after one year.

	December 31, 2009	December 31, 2008
Costs and estimated earnings in excess of billings (1)	$1,862	$6,706
Billings in excess of costs and estimated earnings	(13,189)	(17,025)
Net billings in excess of costs and estimated earnings	$(11,327)	$(10,319)

(1) Included in "Other assets" in the consolidated balance sheet

8.             Goodwill and Intangible Assets

The Company reviews the value of goodwill and intangible assets on an annual basis and when circumstances indicate a potential impairment may exist.  An interim review of the Design-Build and Development’s intangible assets was performed on March 31, 2009, due to a decline in the Company’s stock price, a decline in the cash flow multiples for comparable public engineering and construction companies, and changes in the cash flow projections for the Design-Build and Development business segment resulting from a decline in backlog and delays and cancellations of client building projects.  As a result of the March 31, 2009 review, the Company recorded, during the three months ended March 31, 2009, a pre-tax, non-cash impairment charge of ($120.9 million) and the Company recognized a non-cash income tax benefit of $19.2 million, resulting in an after-tax impairment charge of ($101.7 million).  The Company’s goodwill, amortizing and non-amortizing intangible assets, and deferred tax liabilities associated with the Design-Build and Development business segment have been reduced from the December 31, 2008 carrying amounts as a result of the impairment charge.  The Company determined an interim review has not been necessary since the previous impairment review was performed at March 31, 2009.

The Company performed an annual review of goodwill for impairment as of December 31, 2009 and concluded there was no impairment of goodwill.  The Company also performed an annual review for impairment for other non-amortizing intangible assets and concluded no impairment existed.

The goodwill impairment reviews involved a two-step process.  The first step was a comparison of the reporting unit’s fair value to its carrying value.  Fair value was estimated by using two approaches, an income approach and a market approach.  Each approach was weighted 50% in the Company’s analysis as the Company believes a market participant would consider both approaches.  The income approach uses the reporting unit’s projected operating results and discounted cash flows using a weighted-average cost of capital that reflects current market conditions, which was 14.0% for the December 31, 2009 review and 14.5% for the March 31, 2009 review.  The cash flow projections use estimates of economic and market information over the projection period, including growth rates in revenues and costs and estimates of future expected changes in operating margins and cash expenditures.  Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures, and changes in future working capital requirements.  The market approach estimates fair value by applying cash flow multiples to the reporting unit's operating performance.  The multiples are derived from comparable publicly traded companies with similar operating and profitability characteristics.  Additionally, the Company reconciled the total of the estimated fair values of all its reporting units to its market capitalization to determine if the sum of the individual fair values is reasonable compared to the external market indicators.

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

For non-amortizing intangible assets, the Company estimates fair value by applying an estimated market royalty rate, 2.0% for both the December 31, 2009 and the March 31, 2009 reviews, to projected revenues and discounted using a weighted-average cost of capital that reflects current market conditions, which was 14.0% for the December 31, 2009 and 14.5% for the March 31, 2009 review.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

See Note 2 to these consolidated financial statements for a discussion of the Company’s accounting policy regarding the fair value of financial and non-financial assets.

The following table shows the change in carrying value for the Company’s goodwill and certain intangible assets from the measurement date of March 31, 2009 to December 31, 2009 (in thousands):

		Recorded Value	Amortization for the	Recorded Value
		as of	Nine Months Ended	as of
	Location of Asset	March 31, 2009	December 31, 2009	December 31, 2009
Goodwill	Goodwill	$108,683	n/a	$108,683
Trade names and trademarks	Trade names and trademarks	41,240	n/a	41,240
Acquired signed contracts	Intangible assets	1,398	$(1,398)	-
Acquired proposals	Intangible assets	2,129	(340)	1,789
Acquired customer relationships	Intangible assets	1,789	(144)	1,645
		$155,239	$(1,882)	$153,357

        Goodwill and trade names and trademarks are not amortized and are associated with the Design-Build and Development business segment.  The following table shows the change in carrying value related to goodwill and trade names and trademarks intangible assets for the periods shown (in thousands):

	Year Ended December 31, 2009			Year Ended December 31, 2008
		Accumulated	Net		Accumulated	Net
	Gross Amount	Impairment	Carrying Value	Gross Amount	Impairment	Carrying Value
Goodwill as of January 1	$180,438	$-	$180,438	$5,335	$-	$5,335
Goodwill recognized in acquisition	-	-	-	175,100	-	175,100
Accumulated impairment losses	-	71,755	(71,755)	-	-	-
Goodwill as of December 31	$180,438	$71,755	$108,683	$180,435	$-	$180,435

Trade names and trademarks as of January 1	$75,968	$-	$75,968	$-	$-	$-
Trade names and trademarks recognized in acquisition	-	-	-	75,969	-	75,969
Accumulated impairment losses	-	34,728	(34,728)	-	-	-
Trade names and trademarks as of December 31	$75,968	$34,728	$41,240	$75,969	$-	$75,969

Amortizing intangible assets consisted of the following for the periods shown (in thousands):

	December 31, 2009		December 31, 2008
		Accumulated		Accumulated
	Gross Amount	Amortization	Gross Amount	Amortization
Acquired signed contracts	$13,253	$13,253	$13,253	$11,389
Acquired proposals	2,129	340	6,168	886
Acquired customer relationships	1,789	144	15,732	644
Acquired above market leases	1,559	955	1,559	748
Acquired in place lease value and deferred leasing costs	40,666	27,512	41,046	23,573
Acquired ground leases	3,562	515	3,562	389
Acquired property management contracts	2,097	594	2,097	425
Total amortizing intangible assets	$65,055	$43,313	$83,417	$38,054

Amortization expense related to intangibles for the years ended December 31, 2009, 2008 and 200 was $9.1 million, $19.1 million, and $6.8 million, respectively.  The Company expects to recognize amortization expense from the acquired intangible assets as follows (in thousands):

For the year ending:	Future Amortization Expense

2010	$5,791
2011	3,452
2012	2,461
2013	1,534
2014	1,390
Thereafter	7,114
$21,742

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9.	Debt

Debt consisted of the following (in thousands):
	Outstanding at		Outstanding at	As of December 31, 2009
	December 31,		December 31,	Stated Interest	Interest		Maturity
	2009		2008	Rate	Rate		Date	Amortization
Mortgage loans - wholly-owned properties
Barclay Downs	$4,378		$4,470	6.50%	6.50%		11/15/2012	25 years
Beaufort Medical Plaza	4,763		4,890	LIBOR + 1.85	5.65		8/18/2011	39 years
Central NY Medical Center	24,500		24,500	6.22	6.22		7/15/2017	Interest only
Copperfield Medical Mall, Harrisburg Medical Mall, Midland Medical Park and Weddington & Internal/Pediatric Medicine	8,268		8,505	LIBOR + 1.50	3.25	(2)	12/15/2014	25 years
East Jefferson MOB	8,968		9,188	6.01	6.01		8/10/2014	25 years
East Jefferson Medical Plaza	11,600		11,600	LIBOR + 3.75	5.55		1/31/2012	Interest only
Health Park Medical Office Building	7,000		8,700	7.50	7.50		12/1/2019	25 years
HealthPartners Medical Office Building (construction loan)	4,339		-	LIBOR + 3.25	6.00		11/1/2014	22.5 years	(4)
Lancaster Rehabilitation Hospital	9,621		-	6.71	6.71		6/26/2014	25 years
Lancaster Rehabilitation Hospital (construction loan)	26		-	LIBOR + 3.75	3.98		6/26/2014	25 years
Medical Arts Center of Orangeburg	2,365		2,442	LIBOR + 3.25	6.00		5/5/2014	20 years
Medical Center Physicians Tower (construction loan)	8,582		-	LIBOR + 2.50	4.50		3/1/2019	25 years	(4)
Randolph Medical Park, Lincoln/Lakemont Family
Practice, and Northcross Family Physicians	7,481		-	7.00	7.00		10/15/2014	20 years
Methodist Professional Center	25,466		30,000	LIBOR + 1.30	1.53		10/31/2011	30 years
MRMC MOB I (formerly known as Hanover MOB)	5,993		4,818	7.33	7.33		11/1/2014	25 years
Mulberry Medical Park	923		989	6.49	6.49		4/15/2010	20 years
One Medical Park	5,095		5,324	5.93	5.93		11/1/2013	20 years
Palmetto Health Parkridge	13,500		13,500	5.68	5.68		6/1/2017	Interest only	(7)
Peerless Crossing Medical Center	7,354		7,449	6.06	6.06		9/1/2016	30 years
Providence Medical Office Building I, II and III	8,327		8,572	6.12	6.12		1/12/2013	25 years
River Hills Medical Plaza	3,795		4,000	LIBOR + 3.75	5.53		12/22/2011	22 years
Rocky Mount Medical Park	6,794		7,306	Prime	4.25		12/15/2010	25 years
Rocky Mount Kidney Center	1,000		1,032	6.75	6.75		8/21/2014	15 years
Roper Medical Office Building	9,430		9,188	7.10	7.10		6/1/2019	25 years
Rowan Outpatient Surgery Center	3,237		3,322	6.00	6.00		7/6/2014	25 years
St. Francis CMOB, St. Francis Professional Medical Center	6,870		7,053	LIBOR + 1.85	5.17	(1)	6/15/2011	39 years
St. Francis Medical Plaza (Greenville), St. Francis Women's	7,380		7,575	LIBOR + 1.85	5.17	(1)	6/15/2011	39 years
Summit Professional Plaza I and II	15,925		15,925	6.18	6.18		9/1/2017	Interest only
Three Medical Park	7,673		7,879	5.55	5.55		3/25/2014	25 years
University Physicians MOB & Outpatient Clinic (construction loan)	4,922		-	LIBOR + 2.25	2.48	(9)	4/20/2019	25 years	(4)
Total / weighted average mortgage loans	235,575		208,227		5.36

Secured revolving credit facility	50,000		94,500	LIBOR + 1.15	3.97		3/10/2011	Interest only
	30,000		30,000	LIBOR + 1.15	4.26	(1)	3/10/2011	Interest only
	80,000		124,500		4.08

Term loan	50,000		100,000	LIBOR + 4.50	7.32		3/10/2011	Interest only

Consolidated real estate partnerships
Alamance Regional Mebane Outpatient Center	12,262		12,200	LIBOR + 1.30	1.53		5/1/2010	30 years	(10)
Alamance Regional Mebane Outpatient Center	1,470		-	LIBOR + 4.00	4.23		5/1/2010	Interest only
English Road Medical Center (formerly known as Rocky Mount MOB)	5,265		5,362	6.03	6.03		3/1/2012	25 years
Lancaster ASC MOB	10,445		10,843	LIBOR + 1.20	5.23		3/2/2015	25 years
Woodlands Center for Specialized Medicine (construction loan)	15,786		1,702	LIBOR + 1.50	1.73		9/26/2018	25 years
Total / weighted average consolidated real estate partnerships	45,228		30,107		3.07

	410,803	(11)	462,834
Unamortized premium	89		114
Total / weighted average rate	$410,892		$462,948		5.10%

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Represents the fixed rate for floating rate loans that have been swapped to fixed.
(2) Maximum interest of 8.25%; Minimum interest of 3.25%.
(3) Minimum interest of 6.00%. The Company has entered into a forward starting interest rate swap agreement that effectively fixes the interest rate at 6.80% beginning December 2010, when the construction phase of the loan expires and converts to an amortizing loan.
(4) Interest only during the construction period.
(5) Minimum interest of 6.00%.
(6) Minimum interest of 4.50%. The Company has entered into a forward starting interest rate swap agreement that effective fixes the interest rate at 6.19% beginning October 2010, when the construction phase of the loan expires and converts to an amortizing loan.
(7) Interest only through June 2012. Principal and interest payments from July 2012 through June 2017.
(8) Maximum interest of 7.25%; Minimum interest of 4.25%.
(9) The Company has entered into a forward starting interest rate swap agreement that effectively fixes the interest rate at 5.95% beginning November 2010, when the construction phase of the loan expires and converts to an amortizing loan.
(10) Interest only through May 2009. Principal and interest payments from June 2009 through May 2010 with a 30 year amortization.
(11) The Company has entered into a forward starting interest rate swap agreement that effectively fixes the interest rate at 6.21% beginning May 2010, when the construction phase of the loan expires and converts to an amortizing loan.
(12) Interest only through April 2010. Principal and interest payments from May 2010 through October 2018 with a 25 year amortization.

The mortgage note payable for Harbison Medical Office Building (formerly known as Baptist Northwest), a wholly-owned property, is not included in the above debt schedule as the property was reclassified to discontinued operations during December 2009 and is actively being marketed for sale as of December 31, 2009.  The Harbison Medical Office Building mortgage matures February 2011 with a fixed interest rate of 8.25% at December 31, 2009, and an outstanding balance of $2.1 million and $2.2 million as of December 31, 2009 and December 31, 2008, respectively.

The LIBOR rate was 0.23% and 0.44% at December 31, 2009 and 2008, respectively.  The prime rate was 3.25% at December 31, 2009 and 2008.

Secured Revolving Credit Facility

On March 10, 2008, the Company amended and restated its existing revolving credit facility, dated November 1, 2005 (the “Credit Facility”).  Banc of America Securities LLC is acting as sole lead arranger and sole book manager of the Credit Facility.  KeyBank National Association is acting as syndication agent.  Branch Banking and Trust Company and Wachovia Bank, N.A are acting as co-documentation agents.  Bank of America, N.A., KeyBank National Association, Branch Banking and Trust Company, Wachovia Bank, National Association, M&I Marshall and Ilsley Bank, and Citicorp North America, Inc. are lenders (the “Lenders”) thereunder.  The Credit Facility is secured by certain of the Company’s properties and is guaranteed by the Company and certain of its subsidiaries.  The Credit Facility matures on March 10, 2011, subject to a one-year extension at the Company’s conditional option, and taking into consideration any payment, extension or refinancing of the Term Loan (as described below).  The Credit Facility is cross defaulted against the Term Loan.  The Company is subject to customary covenants including, but not limited to, (1) affirmative covenants relating to the Company’s corporate structure and ownership, maintenance of insurance, compliance with environmental laws and preparation of environmental reports, maintenance of the Company’s REIT qualification and listing on the NYSE, (2) negative covenants relating to restrictions on liens, indebtedness, certain investments (including loans and certain advances), mergers and other fundamental changes, sales and other dispositions of property or assets and transactions with affiliates, and (3) financial covenants to be met by the Company at all times including a maximum total leverage ratio (70%), maximum real estate leverage ratio (70%), minimum fixed charge coverage ratio (1.50 to 1.00), maximum total debt to real estate value ratio (90%) and minimum consolidated tangible net worth ($45 million plus 85% of the net proceeds of equity issuances issued after the closing date).  The interest rate on loans under the Credit Facility equals, at the Company’s election, either (1) LIBOR (0.23% as of December 31, 2009) plus a margin of between 95 to 140 basis points based on the Company’s leverage ratio (1.15% as of December 31, 2009) or (2) the higher of the federal funds rate plus 50 basis points or Bank of America, N.A.’s prime rate (3.25% as of December 31, 2009).

As of December 31, 2009, there was $61.7 million available under the Credit Facility.  There was $80.0 million outstanding at December 31, 2009 and $8.3 million of availability was restricted related to outstanding letters of credit.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Term Loan

On March 10, 2008, the Company entered into a $100.0 million senior secured term facility (the “Term Loan”) to finance the cash portion of the Merger.  Keybanc Capital Markets is acting as sole lead arranger and sole book manager of the Term Loan.  Bank of America, N.A. is acting as syndication agent.  Branch Banking and Trust Company and Wachovia Bank, N.A are acting as co-documentation agents.  KeyBank National Association, Bank of America, N.A., Branch Banking and Trust Company, Wachovia Bank, National Association, M&I Marshall and Ilsley Bank, and Citicorp North America, Inc. are lenders thereunder.  During 2009, the design-build and development segment experienced delays in client project starts and some contract cancellations.  Due to the uncertainty of the Design-Build and Development segment’s future operating results, the Company and the Term Loan lenders amended the Term Loan  in June 2009 and the Company repaid $50.0 million of the $100.0 million outstanding under the Term Loan.  As a result of the amendment, all unamortized Term Loan deferred finance costs and costs paid to the lenders that were party to the amendment were expensed during 2009.  The charge to debt extinguishment and interest rate derivative expense was approximately $0.9 million, before income tax benefit.  The Company recorded an income tax benefit of approximately $0.4 million related to this charge.  The amendment, among other things, amended certain financial covenants relating to the Design-Build and Development segment, as well as certain other provisions of the Term Loan, including (1) the elimination of the minimum adjusted consolidated EBITDA covenant (previously $22.5 million), (2) a modification of the maximum adjusted consolidated senior indebtedness to adjusted consolidated EBITDA covenant to 3.50 to 1.00 through March 2011, with a one-time ability to exceed 3.50 to 1.00 but not greater than 3.75 to 1.00, and 3.00 to 1.00 from April 2011 to final maturity (previously 4.25 to 1.00 as of March 31, 2009, decreasing to 3.75 to 1.00 as of July 1, 2009), (3) an increase in the interest rate from LIBOR plus 3.50% to LIBOR (0.23% as of December 31, 2009) plus 4.50%, and (4) payment of a market based modification fee.  The amendment was subject to the repayment of $50.0 million of the outstanding balance under the Term Loan by the Borrower (which amount was repaid on June 3, 2009) and certain other customary terms and conditions.

       The Term Loan also contains customary covenants including, but not limited to, (1) affirmative covenants relating to the Company’s corporate structure and ownership, maintenance of insurance, compliance with environmental laws and preparation of environmental reports, maintenance of the Company’s REIT qualification and listing on the New York Stock Exchange, and (2) negative covenants relating to restrictions on liens, indebtedness, certain investments (including loans and certain advances), mergers and other fundamental changes, sales and other dispositions of property or assets and transactions with affiliates, and (3) financial covenants to be met by the Company at all times under the guaranty including a maximum total leverage ratio (70%), maximum real estate leverage ratio (70%), minimum fixed charge coverage ratio (1.50 to 1.00), maximum total debt to real estate value ratio (90%) and minimum consolidated tangible net worth ($45 million plus 85% of the net proceeds of equity issuances), as well as being cross defaulted to the Company’s Credit Facility.

The Term Loan matures on March 10, 2011, subject to a one-year extension at the Company’s conditional option, and taking into consideration the extension of the Credit Facility.

The mortgages are collateralized by property and principal and interest payments are generally made monthly.  Scheduled maturities of mortgages, notes payable under the Credit Facility, and Term Loan as of December 31, 2009 are as follows (in thousands):

For the year ending:
2010	$25,301
2011	181,661
2012	25,151
2013	15,992
2014	54,231
Thereafter	108,467
$410,803

The scheduled maturities related to the mortgage note payable included in discontinued operations are not included above.  The mortgage note payable requires monthly principal and interest payments of approximately $20,000 until February 2011, at which time a balloon payment of approximately $2.1 million is due.

At December 31, 2009, Management believes the Company was in compliance with all its loan covenants.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10.	Derivative Financial Instruments

Interest rate swap agreements are utilized to reduce exposure to variable interest rates associated with certain mortgage notes payable, the Term Loan, and the Credit Facility.  These agreements involve an exchange of fixed and floating interest payments without the exchange of the underlying principal amount (the “notional amount”). The interest rate swap agreements are reported at fair value in the condensed consolidated balance sheet within “Other assets” or “Other liabilities” and changes in the fair value, net of tax where applicable, are reported in accumulated other comprehensive income (loss) (“AOCI”) exclusive of ineffectiveness amounts.  The following table summarizes the terms of the agreements and their fair values at December 31, 2009 and 2008 (dollars in thousands):

	As of December 31, 2009					December 31, 2009		December 31, 2008
Entity	Notional Amount	Receive Rate	Pay Rate	Effective Date	Expiration Date	Asset	Liability	Asset	Liability
Roper Medical Office Building	$-	n/a	n/a	n/a	n/a	$-	$-	$-	$221
Methodist Professional Center I	-	n/a	n/a	n/a	n/a	-	-	-	1,106
MEA Holdings, LLC	100,000	1 Month LIBOR	2.82%	4/1/2008	3/1/2011	-	2,397	-	3,458
Cogdell Spencer LP	30,000	1 Month LIBOR	3.11%	10/15/2008	3/10/2011	-	697	-	1,218
St. Francis Community MOB LLC	6,870	1 Month LIBOR	3.32%	10/15/2008	6/15/2011	-	246	-	331
St. Francis Medical Plaza (Greenville)	7,380	1 Month LIBOR	3.32%	10/15/2008	6/15/2011	-	264	-	356
Beaufort Medical Plaza	4,763	1 Month LIBOR	3.80%	8/18/2008	8/18/2011	-	216	-	296
East Jefferson Medical Plaza	11,600	1 Month LIBOR	1.80%	1/15/2009	12/23/2011	-	121	-	81
River Hills Medical Plaza	3,648	1 Month LIBOR	1.78%	1/15/2009	1/31/2012		33	-	25
HealthPartners Medical Office Building	11,800	1 Month LIBOR	3.55%	6/1/2010	11/1/2014	-	186	-	-
Lancaster ASC MOB	10,632	1 Month LIBOR	4.03%	3/14/2008	3/2/2015	-	567	-	1,064
Woodlands Center for Specialized Medicine	16,797	1 Month LIBOR	4.71%	4/1/2010	10/1/2018	-	1,166	-	2,365
Medcial Center Physicians Tower	14,770	1 Month LIBOR	3.69%	9/1/2010	3/1/2019	271	-	-	-
University Physicians MOB & Outpatient Clinic	10,439	1 Month LIBOR	3.70%	10/1/2010	4/1/2019	217	-	-	-
						$488	$5,893	$-	$10,521

The following tables show the effect of the Company’s derivative instruments designated as cash flow hedges for the year ended December 31, 2009 (in thousands):

	Interest rate swap agreements
	Gain or (Loss) Recognized in AOCI, Noncontrolling Interests in Operating Partnership, and Noncontrolling Interests in Real Estate Partnerships - Effective Portion (1)	Location of Gain or (Loss) Reclassified from AOCI, Noncontrolling Interests in Operating Partnership, and Noncontrolling Interests in Real Estate Partnerships into Income - Effective Portion	Gain or (Loss) Reclassified from AOCI, Noncontrolling Interests in Operating Partnership, and Noncontrolling Interests in Real Estate Partnerships into Income - Effective Portion (1)	Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
		Interest Expense		Debt extinguishment and interest rate derivative expense

Interest rate swap agreements	$5,185		$(4,890)		$(1,549)

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009, and indicates the fair value hierarchy referenced in Note 2 within these consolidated financial statements, of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Fair Value Measurements as of
	December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$488	$-	$488	$-

Liabilities:
Derivative financial instruments	$(5,893)	$-	$(5,893)	$-

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

        The Company previously entered into a $100.0 million interest rate swap agreement in 2008 that fixed the floating rate portion of the $100.0 million Term Loan.  Due to the repayment and the amendment to the Term Loan in June 2009, approximately $2.2 million related to swap derivative hedge ineffectiveness was charged to debt extinguishment and interest rate derivative expense during 2009.  The non-cash charge represents the portion of the mark to market fair value liability of the interest rate swap agreement for which there are no more future interest payments under the Term Loan.  During 2009, the Company recorded an income tax benefit of approximately $0.9 million related to this charge, resulting in after-tax charge of approximately $1.3 million.

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

11.          Commitments and Contingencies

Construction in Progress

Construction in progress at December 31, 2009, consisted of the following (dollars in thousands):

Property	Location	Estimated Completion Date	Net Rentable Square Feet (unaudited)	Investment to Date	Estimated Total Investment

Medical Center Physicians Tower	Jackson, TN	1Q 2010	107,000	$19,280	$21,100
HealthPartners Medical Office Building	St. Cloud, MN	2Q 2010	60,000	11,126	18,300
Lancaster Rehabilitation Hospital (1)	Lancaster, PA	2Q 2010	4,600	414	2,100
University Physicians MOB & Outpatient Clinic	Brandon, MS	2Q 2010	50,600	10,070	13,900
Land and pre-construction developments			-	2,448	-
			222,200	$43,338	$55,400

(1) Represents 4,600 square foot expansion to the existing property.

As of December 31, 2009, the Company has remaining purchase commitments totaling $3.7 million to be paid during 2010 and none thereafter.

Operating Leases

        The Company makes payments under operating lease agreements relating to building leases, equipment leases, and ground leases related to many of the Company’s properties. Future minimum lease commitments under these leases are as follows:

For the year ending:
2010	$5,884
2011	5,206
2012	4,414
2013	3,604
2014	3,654
Thereafter	35,045
$57,807

Many of the ground leases effectively limit the Company’s control over various aspects of the operation of the applicable building, restrict the Company’s ability to transfer the building and allow the lessor the right of first refusal to purchase the building and improvements. All the ground leases provide for the property to revert to the lessor for no consideration upon the expiration of the ground lease.  Many of the ground leases have extension options.  At December 31, 2009, the Company holds 29 ground leases that are due to expire between the years 2017 and 2062.  Rent expense for the year ended December 31, 2009 was $6.0 million.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Tax Protection Agreements

In connection with the formation of the Operating Partnership, the Company entered into a tax protection agreement with the former owners of each contributed property who received limited partnership units in the Operating Partnership.

Pursuant to these agreements, the Company will not sell, transfer or otherwise dispose of any of the properties (each a “protected asset”) or any interest in a protected asset prior to the eighth anniversary of the Company’s initial public offering, which was in 2005, unless:

•
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

•
the Operating Partnership delivers to each such holder of interests, a cash payment intended to approximate the holder’s tax liability related to the recognition of such holder’s built-in gain resulting from the sale of such protected asset; or

•	the sale, transfer or other disposition would not result in the recognition of any built-in gain by any such holder of interests.

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

Employees

The Company has employment agreements with its executive officers, the terms of which expire at various times through 2013.  Such agreements, which have been revised from time to time, provide for salary amounts and cash and equity incentive bonuses that are payable if specified annual management goals or project completions are attained.  The aggregate commitment for future salaries at December 31, 2009, excluding bonuses, was approximately $4.1 million.

In December 2008, the Company implemented a reduction in force plan and approximately 115 jobs were eliminated in January 2009.  In December 2008, the Company recorded an accrued restructuring and severance expense of approximately $1.5 million related to this plan.  The expense was recorded to selling, general, and administrative expense.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12.	Equity

Shares and Units

An OP Unit and a share of the Company’s common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.  An OP Unit may be tendered for redemption for cash, however, the Company has sole discretion and the authorized common stock to exchange for shares of common stock on a one-for-one basis.

LTIP units are a special class of partnership interests in the Operating Partnership.  Each LTIP unit awarded will be deemed equivalent to an award of one common share under the 2005 long-term stock incentive plan, reducing the availability for other equity awards on a one-for-one basis.  The vesting period for LTIP units, if any, will be determined at the time of issuance.  Cash distributions on each LTIP unit, whether vested or not, will be the same as those made on the OP Units.  Under the terms of the LTIP units, the Operating Partnership will revalue for tax purposes its assets upon the occurrence of certain specified events, and any increase in valuation from the time of grant until such event will be allocated first to the holders of LTIP units to equalize the capital accounts of such holders with the capital accounts of OP unitholders.  Subject to any agreed upon exceptions, once vested, LTIP units are convertible into OP Units in the Operating Partnership on a one for one basis.

As of December 31, 2009, there were 50.5 million OP Units outstanding, of which 42.7 million, or 84.6%, were owned by the Company and 7.8 million, or 15.4%, were owned by other partners, including certain directors, officers and other members of senior management.  As of December 31, 2009, the fair market value of the OP Units not owned by the Company was $44.1 million, based on a market value of $5.66 per unit, which was the closing stock price of the Company’s shares on December 31, 2009.

In October 2009, the Company issued 331,812 alternative units relating to the final escrow release related to the Merger.  See Note 4 within these consolidated financial statements for additional information.

In 2008, the Company, through the Operating Partnership, redeemed 46,231 units for cash payments, at the Company’s election, totaling $0.8 million.  The per unit redemption prices ranged from $8.78 to $18.64, based on the preceding 10 day average of the Company’s common stock price per share.  There were no redemption for cash payments in 2009.

        The following is net loss attributable to Cogdell Spencer Inc. and the issuance of common stock in exchange for redemptions of OP Units for the years ended December 31, 2009, 2008, and 2007 (in thousands):

	For the Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Net loss attributable to Cogdell Spencer Inc.	$(69,728)	$(5,773)	$(6,341)
Increase in Cogdell Spencer Inc. additional paid-in capital for the conversion of OP units into common stock	18,830	1,843	6
Change from net loss attributable to Cogdell Spencer Inc. and transfers from noncontrolling interests	$(50,898)	$(3,930)	$(6,335)
The following is a summary of changes of the Company’s common stock for the years ended December 31, 2009, 2008, and 2007 (in thousands):
	For the Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Common stock shares at beginning of period	17,699	11,948	8,000
Issuance of common stock	23,000	5,608	3,950
Conversion of OP Units to common stock	2,017	137	-
Issuance of restricted stock grants	13	6	(2)
Common stock shares at end of period	42,729	17,699	11,948

Dividends and Distributions

During 2009, the Company paid two quarterly dividends of $0.225 per share or unit and two quarterly dividends of $0.10 per share or unit, totaling $0.65 per share or unit for the year.   These quarterly distributions were paid in January, April, July, and October 2009.  Total dividends paid to common stockholders during 2009 were $16.9 million.  Total distributions paid to OP Unit holders, excluding inter-company distributions, during 2009 totaled $5.2 million.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On December 17, 2009, the Company announced that its Board of Directors had declared a quarterly dividend of $0.10 per share and operating partnership unit that was paid in cash on January 21, 2010 to holders of record on December 31, 2009.

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

Noncontrolling Interests in Real Estate Partnerships

Noncontrolling interests in real estate partnerships at December 31, 2009 and 2008 relate to Rocky Mount MOB, LLC, Mebane Medical Investors, LLC, Cogdell General Health Campus MOB, LP, and Genesis Property Holdings, LLC.  See Note 5 for additional information regarding the Company’s investments in real estate partnerships.

13.	Income Taxes

TRS Holdings is a taxable entity and its consolidated provision for income taxes consisted of the following for the years ended December 31 (in thousands):

	2009	2008	2007

Current:
Federal	$(566)	$3,710	$123
State	(131)	710	24
Deferred tax expense on intersegment profits	(2,813)	(7)	-
Total current	(3,510)	4,413	147

Deferred:
Federal	(15,679)	(4,765)	(25)
State	(2,935)	(892)	(5)
Total deferred	(18,614)	(5,657)	(30)

Income tax expense (benefit)	$(22,124)	$(1,244)	$117

The effective income tax rate is 18.2%, 39.3%, and 39.0% for the years ended December 31, 2009, 2008, and 2007, respectively.  The actual tax provision differed from that computed at the federal statutory corporate rate as follows (in thousands):

	2009	2008	2007
Federal tax (benefit) at 35% statutory rate	$(42,505)	$(1,109)	$105
State income taxes, net of federal benefit	(1,955)	(71)	12
Nondeductible expenses, primarily goodwill	25,016	72	-
Deferred tax expense on intersegment profits	(2,813)	(7)	-
Other, net	133	(129)	-
Income tax expense (benefit)	$(22,124)	$(1,244)	$117

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below (in thousands):

	2009	2008

Deferred tax assets:
Deferred interest expense	$1,433	$1,094
Allowance for doubtful accounts receivable	1,071	29
Unrealized loss on interest rate swap agreement	626	1,349
Accrued expenses and other items	2,942	4,092
Total deferred tax assets	6,072	6,564

Deferred tax liabilities:
Intangibles	(20,779)	(39,993)
Other items	(1,286)	(747)
Total deferred tax liabilities	(22,065)	(40,740)

Net deferred tax liability	$(15,993)	$(34,176)

When goodwill is impaired, such impairment is treated as being of permanent in character (meaning it has no effect on deferred taxes) unless the amount that the goodwill is being impaired down to is less than the original amount of tax basis in goodwill. If the amount that goodwill is impaired down to is less than the original amount of tax basis in the goodwill there will be an adjustment to deferred taxes.  As it relates to the impairment in the current period, there is no provision benefit under the policy described above.

At December 31, 2009, there was $1.4 million of deferred tax assets related to inter-company interest expense carry forward, which has an unlimited carry forward period.  No valuation allowance has been recorded against the deferred tax assets because the Company believes that these deferred tax assets will, more likely than not, be realized.  This determination is based largely upon the TRS Holdings’ anticipated future taxable income, as well as the availability of taxable income in the carry back period and the reversal of deferred tax liabilities.

There was an insignificant amount of penalties or interest recorded during the years ended December 31, 2009, 2008 and 2007.  The Company and TRS Holdings have an insignificant amount of unrecognized tax benefits.  For tax years 2006, 2007, 2008, and 2009, the United States federal and state tax returns are open for examination.

14.	Incentive and Share-Based Compensation

The Company’s 2005 Long-Term Stock Incentive Plan (“2005 Incentive Plan”) provides for the grant of incentive awards to employees, directors and consultants to attract and retain qualified individuals and reward them for superior performance in achieving the Company’s business goals and enhancing stockholder value.  Awards issuable under the incentive award plan include stock options, restricted stock, dividend equivalents, stock appreciation rights, LTIP units, cash performance bonuses and other incentive awards.  Only employees are eligible to receive incentive stock options under the incentive award plan.  The Company has reserved a total of 1,000,000 shares of common stock for issuance pursuant to the incentive award plan, subject to certain adjustments set forth in the plan.  Each LTIP unit issued under the incentive award plan will count as one share of stock for purposes of calculating the limit on shares that may be issued under the plan and the individual award limit discussed below.

In January 2009, the Company issued 500 LTIP units that vested upon issuance to one employee. The LTIP units were valued at $8.70 per unit, which was the Company’s closing stock price on the NYSE on the grant date. The Company has recorded compensation expense of less than $0.1 million in connection with this issuance.

In February 2009, each non-employee member of the Company’s Board of Directors was granted 6,569 shares of the Company’s restricted stock or LTIP units, at each director’s option, that all vested upon issuance. Messrs. Georgius, Lee, Lubar, and Neugent each elected to receive LTIP units and Mr. Jennings and Dr. Smoak each elected to receive shares of restricted stock. The restricted stock and LTIP units were valued at $6.09 per share, which was the Company’s closing stock price on the NYSE on the grant date. The Company has recorded compensation expense of $0.2 million in connection with these issuances

In February 2009, 3,334 LTIP units previously issued, but unvested, became vested based on 2008 Company performance. Compensation expense of $0.1 million was recorded for the year ended December 31, 2008. As of December 31, 2009, there were 114,535 unvested LTIP units that will vest if, and when, the Company achieves certain performance standards as provided in the awards. Any portions of the unvested LTIP units that are not vested as of December 2015 are forfeited. As of December 31, 2009, the Company assessed the probability of the performance conditions being achieved and has recorded no compensation expenses associated with 2009 Company performance.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In February 2009, the Company issued an aggregate of 80,586 LTIP units, all of which vested upon issuance, to certain employees based on 2008 performance goals. The LTIP units were valued at $6.09 per unit, which was the Company’s closing stock price on the grant date. The Company accrued compensation expense in 2008 in connection with this issuance.

In February 2009, the Company issued 4,926 LTIP units to one employee that will vest in February 2010 if such employee’s employment is maintained through February 2010. The LTIP units were valued at $6.09 per unit, which was the Company’s closing stock price on the grant date. The Company recorded compensation expense for the year ended December 31, 2009 of less than $0.1 million in connection with this issuance.

In December 2009, the Company issued an aggregate of 106,756 LTIP units, all of which vested upon issuance, to certain employees based on specific performance goals.  The LTIP units were valued at $4.93 per unit, which was the Company’s closing stock price on the grant date.  The Company recorded compensation expense of $0.4 million and capitalized $0.1 million as a development project cost.

In February 2008, each non-employee member of the Company’s Board of Directors was granted shares of restricted stock or LTIP units in the Operating Partnership that all vested upon issuance.  Messrs. Georgius and Lee and Dr. Smoak were each granted 3,135 LTIP units and Messrs. Jennings and Neugent were each granted 3,135 shares of restricted stock.  The restricted stock and LTIP units were valued at $15.00 per share, which was the Company’s closing stock price on the grant date.  The Company recorded compensation expense of $0.2 million during the year ended December 31, 2008.

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

In May 2008, Mr. Cogdell, the Chairman of the Board of Directors of the Company elected to forego his remaining 2008 annual salary.  In lieu of receiving his annual salary, Mr. Cogdell was awarded 18,579 LTIP units in the Operating Partnership, under the 2005 Incentive Plan.  The LTIP units were valued at $17.62 per unit, which was the Company’s closing stock price on the grant date.  The Company recorded compensation expense of $0.3 million.

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

No other stock options, dividend equivalents, or stock appreciation rights were issued or outstanding in 2009, 2008, and 2007.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of restricted stock and LTIP unit activity for the ended December 31, 2009 (in thousands, except weighted average grant price):

	Restricted Stock	LTIP Units	Weighted Average Grant Price
Unvested balance at December 31, 2008	12	118	$15.89
Granted	13	219	5.56
Vested	(19)	(217)	6.00
Forfeited	(1)	-	17.00
Unvested balance at December 31, 2009	5	120	$15.43

15.	401(k) Savings Plans

Cogdell Spencer LP sponsors a 401(k) plan covering substantially all of its employees.  The plan provides for matching as well as profit-sharing contributions.  Profit-sharing contributions are made at the discretion of management and are allocated to participants based on their level of compensation.  Profit-sharing contributions were not paid in 2009, 2008, or 2007.  The Company matched 100% of the employees’ contributions to the plan up to a maximum of 4% of compensation in 2009, 2008, or 2007.  The 401(k) matching expense for the year ended December 31, 2009, 2008, and 2007 was approximately $0.1 million, $0.1 million, and $0.1 million, respectively.

MEA sponsors a 401(k)/profit sharing plan covering substantially all salaried employees. MEA’s contribution to the plan is determined annually by management and is limited, by law, to 25% of the annual aggregate compensation of those employees eligible for participation in the plan.  There were no profit sharing contributions made during the year ended 2009.   The total expense charged to “Costs related to contract and other revenues” and “Selling, general, and administrative expenses” for this plan for the year ended December 31, 2008 was approximately $2.7 million and $0.8 million, respectively.  The 401(k) matching expense for the year ended December 31, 2009 and 2008 was approximately $0.9 million and $1.5 million, respectively.

16.	Related Party Transactions

The Fork Farm, a working farm owned by the Company’s Chairman and founder, periodically hosts events on behalf of the Company.  Charges of less than $25,000 for each year ended December 31, 2009, 2008, and 2007 are reflected in “Selling, general, and administrative” expenses in the consolidated statement of operations.

The Company has certain design-build contracts for the construction of medical facilities with certain entities in which Mr. Lubar, a member of the Company’s Board of Directors, has an indirect ownership interest and is a director.  Mr. Lubar resigned as an officer of the entity in 2008.  In addition, Mr. Ransom, a member of the Board of Directors and our President, and certain members of senior management have direct ownership in the entities.  The total contract amount is $30.7 million and construction was in process at the time of the MEA transaction.  During 2008, construction was completed on one medical facility.  For the year ended December 31, 2008, the Company recognized $16.0 million of revenue and at December 31, 2008 had accounts receivable of $2.1 million and billings in excess of costs and estimated earnings on uncompleted contracts of $2.1 million related to both projects.  During 2009, construction was completed on the second medical facility and the Company recognized $3.0 million in 2009.  As of December 31, 2009, the Company had no accounts receivable or billings in excess of costs and estimated earnings on uncompleted contracts.

17.	Additional Information

During 2009, the Company explored a range of strategic alternatives that included: an assessment of potential change of control transactions; asset dispositions and acquisitions; business and portfolio combinations; debt financings and refinancings.  For the year ended December 31, 2009, the selling, general and administrative expense associated with this exercise totaled approximately $2.6 million and included fees for consultants, accountants, attorneys, and other service providers.

During 2008, the Company incurred after-tax restructuring and severance charges of $1.3 million related to severance paid to a member of the senior management team and severance and restructuring due to a planned reduction in force that was announced in 2008 and occurred in 2009.  This expense is included in selling, general and administrative.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18.	Selected Quarterly Financial Information (unaudited)

The tables below reflect the Company’s selected quarterly information for the Company for the years ended December 31, 2009 and 2008 (in thousands, except per share amounts):

	Three Months Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009

Total revenue	$51,296	$51,313	$57,376	$69,616

Income (loss) from continuing operations	$3,356	$1,496	$(3,006)	$(102,281)
Total discontinued operations	(1,400)	(40)	(44)	(43)
Net income (loss)	$1,956	$1,456	$(3,050)	$(102,324)

Net income (loss) attributable to Cogdell
Spencer Inc.	$1,556	$1,248	$(2,315)	$(70,218)

Per share - basic and diluted:
Income (loss) from continuing operations attributable
to Cogdell Spencer Inc.	$0.06	$0.03	$(0.08)	$(3.90)

Weighted average shares - basic and diluted	42,615	42,539	27,088	17,995

	Three Months Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008

Total revenue	$99,884	$93,935	$98,171	$43,372

Loss from continuing operations	$(1,471)	$(699)	$(2,941)	$(2,534)
Total discontinued operations	(34)	(107)	(38)	(33)
Net loss	$(1,505)	$(806)	$(2,979)	$(2,567)

Net loss attributable to Cogdell
Spencer Inc.	$(1,042)	$(1,087)	$(1,842)	$(1,802)

Per share - basic and diluted:
Loss from continuing operations attributable
to Cogdell Spencer Inc.	$(0.06)	$(0.06)	$(0.12)	$(0.12)

Weighted average shares - basic and diluted	17,557	15,747	15,393	14,364

COGDELL SPENCER INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

			Initial Costs (I)			Gross Amount at Which Carried at December 31, 2009
Property Name	Location	Encumbrances	Land	Building and Improvements (A)	Cost Capitalized Subsequent to Acquisition or Development	Land	Building and Improvements (A)	Total (B)	Accumulated Depreciation	Date Constructed (C)		Date Acquired
Verdugo Hills Professional Bldg I	California	(H)	$1,218	$8,228	$1,536	$1,226	$9,756	$10,982	$2,143	1972		2006
Verdugo Hills Professional Bldg II	California	(H)	3,531	8,915	1,282	3,555	10,173	13,728	1,759	1987		2006
Woodlands Center for Specialized Med (J)	Florida	15,786	4,038	18,431	-	4,038	18,431	22,469	65	2009	(K)	2008	(K)
Augusta POB I	Georgia	(H)	259	8,431	1,700	260	10,130	10,390	2,390	1978		2005
Augusta POB II	Georgia	(H)	602	10,646	839	605	11,482	12,087	2,838	1987		2005
Augusta POB III	Georgia	(H)	339	3,986	386	341	4,370	4,711	1,040	1994		2005
Augusta POB IV	Georgia	(H)	551	4,672	527	554	5,196	5,750	1,271	1995		2005
Summit Professional Plaza I	Georgia	5,096	1,180	6,021	15	1,181	6,035	7,216	528	2004		2007
Summit Professional Plaza II	Georgia	10,829	2,000	12,684	199	2,001	12,882	14,883	1,002	1998		2007
Methodist Professional Center One	Indiana	25,466	-	37,830	2,286	-	40,116	40,116	6,226	1985		2006
OLBH Same Day Surgery Ctr, MOB, Garage	Kentucky	(H)	-	13,938	209	-	14,147	14,147	2,802	1997		2005
East Jefferson Medical Plaza	Louisiana	11,600	-	16,525	94	-	16,619	16,619	1,160	1996		2008
East Jefferson MOB	Louisiana	8,968	-	12,239	791	-	13,030	13,030	2,896	1985		2005
Central New York Medical Center and Garage	New York	24,500	2,112	32,700	156	2,113	32,855	34,968	2,254	1997		2007
Alamance Regional Mebane Outpatient Ctr (J)	North Carolina	13,732	-	15,757	2,005	-	17,762	17,762	1,007	2008	(K)	2007	(K)
Barclay Downs	North Carolina	4,378	2,084	3,363	358	2,097	3,708	5,805	1,501	1987		2005
Birkdale II	North Carolina	(H)	142	992	65	142	1,057	1,199	238	2001		2005
Birkdale Wellness, Bldgs C,D, E	North Carolina	(H)	1,087	5,829	205	1,095	6,026	7,121	1,426	1997		2005
Copperfield Medical Mall	North Carolina	(D)	1,380	4,047	121	1,389	4,159	5,548	1,428	1989		2005
East Rocky Mount Kidney Center	North Carolina	(H)	260	1,194	15	261	1,208	1,469	340	2000		2005
English Road Medical Center, formerly known as Rocky Mount MOB (J)	North Carolina	5,265	228	4,990	50	228	5,040	5,268	1,874	2002		2006
Gaston Professional Center, Gaston Ambulatory Surgery Center, Gaston Parking	North Carolina	(H)	-	21,358	1,842	-	23,200	23,200	8,905	1997		2005
Gateway Medical Office Building - formerly known as Copperfield MOB	North Carolina	(H)	-	9,281	1,563	-	10,844	10,844	2,331	2005		2005
Harrisburg Family Physicians	North Carolina	-	270	509	100	271	608	879	243	1996		2005
Harrisburg Medical Mall	North Carolina	(D)	441	1,722	18	443	1,738	2,181	460	1997		2005
Lincoln/Lakemont Family Practice Center	North Carolina	(I)	270	1,025	286	271	1,310	1,581	485	1998		2005
Mallard Crossing Medical Park	North Carolina	(H)	1,256	4,626	375	1,266	4,991	6,257	1,259	1997		2005
Medical Arts Building, formerly known as Cabarrus POB	North Carolina	(H)	-	7,446	979	-	8,425	8,425	1,775	1997		2005
Midland Medical Park	North Carolina	(D)	288	1,134	302	289	1,435	1,724	373	1998		2005
Mulberry Medical Park	North Carolina	924	-	2,283	164	-	2,447	2,447	835	1982		2005
Northcross Family Physicians	North Carolina	(I)	270	498	148	271	645	916	252	1993		2005
Randolph Medical Park	North Carolina	(I)	1,621	5,366	2,469	1,631	7,825	9,456	1,996	1973		2005
Rocky Mount Kidney Center	North Carolina	1,000	198	1,366	72	199	1,437	1,636	384	1990		2005
Rocky Mount Medical Park	North Carolina	6,794	982	9,854	1,650	990	11,496	12,486	3,277	1991		2005
Rowan Outpatient Surgery Center	North Carolina	3,237	399	4,666	39	401	4,703	5,104	955	2003		2005
Weddington Internal & Pediatric Medicine	North Carolina	(D)	489	838	21	491	857	1,348	253	2000		2005
Lancaster ASC MOB, formerly known as Cogdell General Health Campus MOB (J)	Pennsylvania	10,445	-	12,859	1,486	-	14,345	14,345	1,981	2007	(K)	2006	(K)
Lancaster Rehabilitation Hospital	Pennsylvania	9,647	-	11,748	83	-	11,831	11,831	963	2007	(K)	2006	(K)
200 Andrews	South Carolina	(H)	-	2,663	1,216	-	3,879	3,879	931	1994		2005
Beaufort Medical Plaza	South Carolina	4,763	-	7,399	150	-	7,549	7,549	1,264	1999		2005
Carolina Forest Medical Plaza	South Carolina	(H)	-	7,416	160	-	7,576	7,576	1,053	2007	(K)	2006	(K)
Mary Black Westside Medical Office Bldg	South Carolina	(H)	-	3,922	800	-	4,722	4,722	852	1991		2006

COGDELL SPENCER INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)
Medical Arts Center of Orangeburg	South Carolina	2,365	605	4,172	395	608	4,564	5,172	1,060	1984	2005
One Medical Park	South Carolina	5,095	-	8,767	986	-	9,753	9,753	1,778	1984	2005
Palmetto Health Parkridge	South Carolina	13,500	-	16,353	689	-	17,042	17,042	2,011	2003	2006
Providence MOB I	South Carolina	(E)	-	5,152	163	1	5,314	5,315	1,108	1979	2005
Providence MOB II	South Carolina	(E)	-	2,441	156	-	2,597	2,597	440	1985	2005
Providence MOB III	South Carolina	(E)	-	5,459	369	1	5,827	5,828	957	1990	2005
River Hills Medical Plaza	South Carolina	3,795	1,428	4,202	90	1,437	4,283	5,720	870	1999	2005
Roper Medical Office Building	South Carolina	9,430	-	11,586	1,880	-	13,466	13,466	3,244	1990	2005
Roper Mount Pleasant Medical Office (Long Point)	South Carolina	(H)	-	3,320	521	-	3,841	3,841	1,018	2001	2005
St Francis Medical Plaza (Charleston), formerly known as West Medical I	South Carolina	(H)	-	3,792	2,201	-	5,993	5,993	2,068	2003	2005
St. Francis CMOB	South Carolina	(F)	-	5,934	815	-	6,749	6,749	1,879	2001	2005
St. Francis Medical Plaza (Greenville)	South Carolina	(G)	-	8,007	383	-	8,390	8,390	1,396	1998	2005
St. Francis Professional Medical Center	South Carolina	(F)	-	5,522	1,222	-	6,744	6,744	1,715	1984	2005
St. Francis Women's	South Carolina	(G)	-	7,352	654	-	8,006	8,006	1,247	1991	2005
Three Medical Park	South Carolina	7,673	-	10,405	1,751	-	12,156	12,156	2,129	1988	2005
Health Park Medical Office Building	Tennessee	7,000	1,862	13,223	55	1,862	13,278	15,140	927	2004	2007
Peerless Crossing Medical Center	Tennessee	7,354	645	8,722	14	645	8,736	9,381	494	2006	2007
MRMC MOB I, formerly known as Hanover MOB	Virginia	5,993	970	9,890	1,133	976	11,017	11,993	1,435	1993	2006
St. Mary's MOB North 6th & 7th floor	Virginia	-	-	3,880	304	-	4,184	4,184	456	1968	2008
Total		(L)	$33,005	$487,576	$40,543	$33,139	$527,985	$561,124	$93,247

Discontinued Operations

Harbison Medical Office Building (formerly known
as Baptist Northwest)	South Carolina	2,129	398	2,534	1,469	1,574	2,827	4,401	657	1986	2005

(A) - Includes building and improvements, site improvements, furniture, fixtures, and equipment, construction in progress and deferred income tax expense on intersegment profits.
Excludes Harbison Medical Office Building, formerly known as Baptist Northwest, being held in discontiuned operations with a book value of $2.2 million
(B) - The aggregate cost for federal income tax purposes was $549.9 million as of December 31, 2009. Depreciable lives range from 3-50 years.
(C) - Represents the year in which the property was placed in service.
(D) - Collateral for variable rate mortgage which had a balance of $8.3 million at December 31, 2009.
(E) - Collateral for fixed rate mortgage which had a balance of $8.3 million at December 31, 2009.
(F) - Collateral for variable rate mortgage which had a balance of $6.9 million at December 31, 2009.
(G) - Collateral for variable rate mortgage which had a balance of $7.4 million at December 31, 2009.
(H) - Collateral for the Credit Facility
(I) - Collateral for fixed rate mortgage which had a balance of $7.5 million at December 31, 2009.
(J) - A consolidated, less than 100% owned, real estate partnership.
(K) - Represents development property, thus Date Acquired reflects the initiation of the first phase of construction and Date Constructed reflects when property began operations.
(L) - Total mortgage notes payable on operational properties as of December 31, 2009 was $263 million. In addition, the company had financing of $2 million on Harbison MOB held in discontinued operations and the Company had construction financing with a balance of $17.8 million for Medical Center Physicians Tower, HealthPartners Medical Office Building, and University Physicians MOB & Outpatient Clinic

COGDELL SPENCER INC.
NOTES TO SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

        A summary of activity for real estate properties and accumulated depreciation is as follows:
	Year ended	Year ended	Year ended
	December 31, 2009	December 31, 2008	December 31, 2007
Real estate properties:
Balance, beginning of period	$531,932	$486,279	$361,982
Property acquisitions	-	20,405	81,076
Development projects (1)	22,469	15,757	32,096
Purchases of minority interests in Operating Partnership	-	121	2,488
Improvements	10,946	9,370	8,637
Discontinued Operations	(4,223)	-	-
Balance, end of period	$561,124	$531,932	$486,279

Accumulated depreciation:
Balance, beginning of period	$69,285	$44,596	$23,664
Depreciation	24,483	24,689	20,932
Discontinued Operations	(521)	-	-
Balance, end of period	$93,247	$69,285	$44,596

(1) Includes deferred income tax expense on intersegment profits of $2.8 million for the year ended December 31, 2009 and $7,000 for the year ended December 31, 2008.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e).  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Also, the Company has investments in certain unconsolidated entities.  As the Company does not control these entities, the Company’s disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those the Company maintains with respect to its consolidated subsidiaries.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the Company concluded that its internal control over financial reporting was effective as of December 31, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s internal control over financial reporting as of December 31, 2009, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cogdell Spencer Inc.
Charlotte, North Carolina

We have audited the internal control over financial reporting of Cogdell Spencer Inc. and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated March 16, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule, and included an explanatory paragraph relating to the Company changing its method of accounting for noncontrolling interests on January 1, 2009, and retrospectively adjusting all periods presented in the consolidated financial statements.

DELOITTE & TOUCHE LLP

McLean, Virginia
March 16, 2010

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

Information required by this Item is hereby incorporated by reference to the material appearing in the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2009.

Guidelines

The Board of Directors has adopted a Code of Business Ethics, which applies to all employees, officers and directors, including the principal executive officer, principal financial officer and principal accounting officer, and is posted on the Company’s website at www.cogdell.com. The Company intends to satisfy and disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on its Website at the address and location specified above.

The Board of Directors has adopted Corporate Governance Guidelines and charters for its Audit Committee, Compensation Committee and Nominating and Governance Committee, each of which is posted on the Company’s Web site. Investors may obtain a free copy of the Code of Business Ethics, the Corporate Governance Guidelines or the committee charters by contacting Investor Relations, Cogdell Spencer Inc., 4401 Barclay Downs Drive, Suite 300, Charlotte, North Carolina 28209, Attn: Jaime Buell or by telephoning (704) 940-2900.

Item 11.	Executive Compensation

       Information required by this Item is hereby incorporated by reference to the material appearing in the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2009 under the captions “Election of Directors — Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.”

Item 13.	Certain Relationships, Related Transactions, and Director Independence

Information required by this Item is hereby incorporated by reference to the material appearing in the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2009.

Item 14.	Principal Accountant Fees and Services

Information required by this Item is hereby incorporated by reference to the material appearing the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2009.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.1
Underwriting Agreement dated September 10, 2008, by and among Cogdell Spencer Inc., Cogdell Spencer LP, Banc of America Securities LLC, KeyBanc Capital Markets Inc. and Citigroup Global Markets Inc., incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2008.

1.2
Underwriting Agreement dated May 27, 2009, by and among Cogdell Spencer Inc., Cogdell Spencer LP, Citigroup Global Markets Inc. and KeyBanc Capital Markets Inc., as representatives of the several underwriters named in Schedule I thereto, incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2009.

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

10.26
Amendment No. 2 to the Credit Agreement dated December 31, 2007, by and among Cogdell Spencer LP, Cogdell Spencer Inc., each subsidiary of Cogdell Spencer LP to the Guaranty, each lender signatory thereto and Bank of America, N.A., incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

10.34
Director Designation Agreement, dated March 10, 2008, by and between Cogdell Spencer Inc. and David Lubar incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

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

10.37
Guaranty Agreement, dated March 10, 2008, among each of the Guarantors named therein and Bank of America, N.A, incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

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

10.41
Form of Contribution Agreement by and among Cogdell Spencer Inc., Cogdell Spencer LP and each of the persons set forth on Schedule 1 to Exhibit 10.15 incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

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

10.44 10.45
Employment Agreement, dated December 1, 2008, by and between Cogdell Spencer Inc., Cogdell Spencer LP and Charles M. Handy, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2008.
Separation and Release Agreements, dated July 8, 2008, by and between Cogdell Spencer Inc., Cogdell Spencer LP and Heidi Wilson, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2008.

10.46
First Amendment to Senior Secured Term Loan Agreement dated as of June 3, 2009, by and among MEA Holdings, Inc., the Company, KeyBank National Association and each of the undersigned Lenders, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K   filed with the SEC on June 9, 2009.

14.1	Code of Ethics, incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2005.
21.1	List of Subsidiaries of Cogdell Spencer Inc., incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).
23.1(1)	Consent of Deloitte & Touche LLP.
31.1(1)	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2 (1)	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1 (1)	Certifications pursuant to Section 1350.

(1)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGDELL SPENCER INC. Registrant

Date: March 16, 2010	/s/ Frank C. Spencer
Frank C. Spencer President and Chief Executive Officer (Principal Executive Officer)

Date: March 16, 2010	/s/ Charles M. Handy
Charles M. Handy Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 16, 2010	/s/ James W. Cogell
James W. Cogdell Chairman of the Board of Directors

Date: March 16, 2010	/s/ Frank C. Spencer
Frank C. Spencer President, Chief Executive Officer and Director

Date: March 16, 2010	/s/ Scott A. Ransom
Scott A. Ransom President and Chief Executive Officer of Erdman

Date: March 16, 2010	/s/ John R. Georgius
John R. Georgius Director

Date: March 16, 2010	/s/ Richard B. Jennings
Richard B. Jennings Director

Date: March 16, 2010	/s/ Christopher E. Lee
Christopher E. Lee Director

Date: March 16, 2010	/s/ David J. Lubar
David J. Lubar Director

Date: March 16, 2010	/s/ Richard C. Neugent
Richard C. Neugent Director

Date: March 16, 2010	/s/ Randolph D. Smoak, M.D.
Randolph D. Smoak, M.D. Director