Form 10-Q
period 2010-03-31
Cogdell Spencer Inc.
filed 2010-05-10
CIK 1332896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 42,805,033 shares of common stock, par value $.01 per share, outstanding as of May 3, 2010.

SIGNATURES	35

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)
	March 31, 2010	December 31, 2009
Assets
Real estate properties:
Land	$33,139	$33,139
Buildings and improvements	548,911	527,985
Less: Accumulated depreciation	(99,544)	(93,247)
Net operating real estate properties	482,506	467,877
Construction in progress	29,401	43,338
Net real estate properties	511,907	511,215
Cash and cash equivalents	18,544	25,914
Restricted cash	3,215	3,060
Tenant and accounts receivable, net of allowance of $2,702 in 2010 and $2,817 in 2009	11,502	12,993
Goodwill	108,683	108,683
Trade names and trademarks	41,240	41,240
Intangible assets, net of accumulated amortization of $44,870 in 2010 and $43,313 in 2009	20,185	21,742
Other assets	24,724	25,599
Other assets - held for sale	2,243	2,217
Total assets	$742,243	$752,663

Liabilities and equity
Mortgage notes payable	$286,295	$280,892
Revolving credit facility	80,000	80,000
Term loan	50,000	50,000
Accounts payable	9,838	15,293
Billings in excess of costs and estimated earnings on uncompleted contracts	5,353	13,189
Deferred income taxes	15,688	15,993
Other liabilities	47,879	47,312
Other liabilities - held for sale	2,206	2,204
Total liabilities	497,259	504,883
Commitments and contingencies
Equity:
Cogdell Spencer Inc. stockholders' equity:
Preferred stock, $0.01 par value; 50,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.01 par value; 200,000 shares authorized, 42,793 and 42,729 shares
issued and outstanding in 2010 and 2009, respectively	428	427
Additional paid-in capital	370,951	370,593
Accumulated other comprehensive loss	(2,868)	(1,861)
Accumulated deficit	(165,314)	(164,321)
Total Cogdell Spencer Inc. stockholders' equity	203,197	204,838
Noncontrolling interests:
Real estate partnerships	4,437	5,220
Operating partnership	37,350	37,722
Total noncontrolling interests	41,787	42,942
Total equity	244,984	247,780
Total liabilities and equity	$742,243	$752,663

See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)
	For the Three Months Ended
	March 31, 2010	March 31, 2009
Revenues:
Rental revenue	$21,245	$19,577
Design-Build contract revenue and other sales	35,436	46,390
Property management and other fees	818	850
Development management and other income	103	2,799
Total revenues	57,602	69,616
Expenses:
Property operating and management	8,198	7,865
Design-Build contracts and development management	24,619	40,165
Selling, general, and administrative	5,820	6,667
Depreciation and amortization	8,085	10,076
Impairment charges	-	120,920
Total expenses	46,722	185,693
Income (loss) from continuing operations before other income (expense) and income tax benefit (expense)	10,880	(116,077)
Other income (expense):
Interest and other income	160	155
Interest expense	(5,089)	(5,991)
Interest rate derivative expense	(15)	-
Equity in earnings of unconsolidated real estate partnerships	3	6
Total other income (expense)	(4,941)	(5,830)
Income (loss) from continuing operations before income tax benefit (expense)	5,939	(121,907)
Income tax benefit (expense)	(1,726)	19,626
Net income (loss) from continuing operations	4,213	(102,281)
Loss from discontinued operations	(18)	(43)
Net income (loss)	4,195	(102,324)
Net loss (income) attributable to the noncontrolling interest in:
Real estate partnerships	(311)	(92)
Operating partnership	(598)	32,198
Net income (loss) attributable to Cogdell Spencer Inc.	$3,286	$(70,218)

Per share data - basic and diluted:
Income (loss) from continuing operations attributable to Cogdell Spencer Inc.	$0.08	$(3.90)
Income (loss) from discontinued operations attributable to Cogdell Spencer Inc.	(0.00)	(0.00)
Net income (loss) per share attributable to Cogdell Spencer Inc.	$0.08	$(3.90)

Weighted average common shares - basic and diluted	42,768	17,995

Net income (loss) attributable to Cogdell Spencer Inc.:
Income (loss) from continuing operations, net of tax	$3,301	$(70,189)
Discontinued operations	(15)	(29)
Net income (loss) attributable to Cogdell Spencer Inc.	$3,286	$(70,218)

See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(unaudited)

			Cogdell Spencer Inc. Stockholders
				Accumulated			Noncontrolling	Noncontrolling
				Other		Additional	Interests in	Interests in
	Total	Comprehensive	Accumulated	Comprehensive	Common	Paid-in	Operating	Real Estate
	Equity	Income (Loss)	Deficit	Loss	Stock	Capital	Partnership	Partnerships
Balance at December 31, 2009	$247,780		$(164,321)	$(1,861)	$427	$370,593	$37,722	$5,220
Comprehensive income:
Net income	4,195	$4,195	3,286	-	-	-	598	311
Unealized loss on interest rate swaps, net of tax	(1,464)	(1,464)	-	(1,002)	-	-	(184)	(278)
Comprehensive income	2,731	$2,731	-	-	-	-	-	-
Conversion of operating partnership units to common stock	-		-	(5)	-	158	(153)	-
Restricted stock and LTIP unit grants	333		-	-	1	200	132	-
Dividends and distributions	(5,860)		(4,279)	-	-	-	(765)	(816)
Balance at March 31, 2010	$244,984		$(165,314)	$(2,868)	$428	$370,951	$37,350	$4,437

See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(unaudited)
			Cogdell Spencer Inc. Stockholders
				Accumulated			Noncontrolling	Noncontrolling
				Other		Additional	Interests in	Interests in
	Total	Comprehensive	Accumulated	Comprehensive	Common	Paid-in	Operating	Real Estate
	Equity	Loss	Deficit	Loss	Stock	Capital	Partnership	Partnerships

Balance at December 31, 2008	$282,994		$(77,438)	$(5,106)	$177	$275,380	$85,324	$4,657
Comprehensive loss:
Net income (loss)	(102,324)	$(102,324)	(70,218)	-	-	-	(32,198)	92
Urealized gain on interest rate swaps, net of tax	(164)	(164)	-	(236)	-	-	(108)	180
Comprehensive loss	(102,488)	$(102,488)
Conversion of operating partnership units to common stock	-		-	(464)	18	17,496	(17,050)	-
Restricted stock and LTIP unit grants	817		-	-	-	79	738	-
Amorization of restricted stock grants	25		-	-	-	16	9	-
Dividends and distributions	(6,337)		(4,386)	-	-	-	(1,680)	(271)
Balance at March 31, 2009	$175,011		$(152,042)	$(5,806)	$195	$292,971	$35,035	$4,658

See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)
	For the Three Months Ended
	March 31, 2010	March 31, 2009
Operating activities:
Net income (loss)	$4,195	$(102,324)
Adjustments to reconcile net loss to cash
provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	8,083	10,111
Amortization of acquired above market leases and acquired below market leases, net (including amounts in discontinued operations)	(110)	(131)
Straight-line rental revenue	(221)	(118)
Amortization of deferred finance costs and debt premium	392	423
Provision for bad debts	(116)	10
Deferred income taxes	(311)	(19,572)
Deferred tax expense on intersegment profits	(165)	(94)
Equity-based compensation	260	842
Equity in earnings of unconsolidated real estate partnerships	(3)	(6)
Change in fair value of interest rate swap agreements	(274)	-
Interest rate derivative expense	15	-
Impairment of goodwill, trade names and trademarks and intangible assets	-	120,920
Changes in operating assets and liabilities:
Tenant and accounts receivable and other assets	1,695	7,109
Accounts payable and other liabilities	(2,836)	(17,123)
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,836)	2,098
Net cash provided by operating activities	2,768	2,145
Investing activities:
Investment in real estate properties	(9,393)	(7,048)
Proceeds from sales-type capital lease	76	76
Purchase of corporate property, plant and equipment	(126)	(1,020)
Distributions received from unconsolidated real estate partnerships	4	5
Decrease (increase) in restricted cash	(155)	278
Net cash used in investing activities	(9,594)	(7,709)
Financing activities:
Proceeds from mortgage notes payable	6,424	3,309
Repayments of mortgage notes payable	(1,031)	(997)
Repayments to revolving credit facility	-	(12,500)
Dividends and distributions	(5,041)	(6,022)
Distributions to noncontrolling interests in real estate partnerships	(816)	(271)
Payment of financing costs	(80)	(223)
Net cash used in financing activities	(544)	(16,704)
Decrease in cash and cash equivalents	(7,370)	(22,268)
Balance at beginning of period	25,914	34,668
Balance at end of period	$18,544	$12,400

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$5,289	$5,503
Cash paid for income taxes	$73	$1

Non-cash investing and financing activities:
Investment in real estate properties included in accounts payable and other liabilities	$1,916	$898
Accrued dividends and distributions	5,057	6,088
Operating Partnership Units converted into common stock	158	17,514

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

Interim Financial Statements

The condensed consolidated financial statements for the three months ended March 31, 2010 and 2009 are unaudited, but include all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations, changes in equity and cash flows for such periods. Operating results for the three months ended March 31, 2010 and 2009 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal years of 2010 or 2009 or any other future period.  These condensed consolidated financial statements do not include all disclosures required by GAAP for annual consolidated financial statements.  The Company’s audited consolidated financial statements are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and should be read in conjunction with these interim financial statements.

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

Concentrations and Credit Risk

The Company maintains its cash in commercial banks.  Balances on deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to specific limits.  Balances on deposit in excess of FDIC limits are uninsured.  At March 31, 2010, the Company had bank cash balances of $19.0 million in excess of FDIC insured limits.

Two customers accounted for more than 10% of tenant and accounts receivable at March 31, 2010 and one customer accounted for more than 10% of tenant and accounts receivable at March 31, 2009.

Two customers accounted for more than 10% of revenue for the three months ended March 31, 2010, and one customer accounted for more than 10% of revenue for the three months ended March 31, 2009.

Fair Value

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

The Company has estimated the fair value of debt utilizing present value techniques taking into consideration current market conditions.  At March 31, 2010, the carrying amount and estimated fair value of debt was $416.2 million and $407.9 million, respectively.  The Harbison Medical Office Building mortgage included in Other liabilities – held for sale in the accompanying condensed consolidated financial statements in this Form 10-Q has a $2.1 million carrying value and $2.2 million estimated fair value as of March 31, 2010.

       See Note 9 of the accompanying condensed consolidated financial statements in this Form 10-Q regarding the fair value of the Company’s interest rate swap agreements.

Reclassification

During 2009, the Company reclassified the Harbison Medical Office Building, a wholly-owned real estate property, as discontinued operations and is currently actively marketing the property for sale.  The Company expects to sell this property in 2010.  Accordingly, the Company has reclassified the assets and liabilities related to this discontinued operations real estate property to Other assets – held for sale and Other liabilities – held for sale, respectively, as well as the results of operations to Loss from discontinued operations in the consolidated statement of operations for the three months ended March 31, 2010 and 2009.  The asset is part of the Property Operations segment.

Recent Accounting Pronouncements

In June 2009, the FASB issued an accounting standard, codified in ASC 810, Consolidation, which revises the consolidation guidance for variable-interest entities (“VIE”).  The revisions include (1) no longer exempting qualifying special-purpose entities from the scope of the guidance, (2) requiring the continuous reconsideration for determining whether an enterprise is the primary beneficiary of another entity, (3) ignoring kick-out rights unless the rights are held by a single enterprise and (4) requiring consolidation if an entity has power and receives benefits or absorbs losses that are potentially significant to the VIE and not requiring consolidation if power is shared amongst unrelated parties.  The revisions also include the enhancement of disclosure requirements.  The adoption of this standard had no impact on the Company’s balance sheet, statement of operations, or changes in equity on March 31, 2010.

In January 2010, the FASB issued an accounting standard, codified in ASC 810, Consolidation, which provides additional clarification regarding noncontrolling interest decrease-in-ownership provisions and expands the disclosures required upon deconsolidation of a subsidiary.  The adoption of this standard had no impact on the Company’s balance sheet, statement of operations, or changes in equity on March 31, 2010.

In January 2010, the FASB issued an accounting standard, codified in ASC 820, Fair Value Measurements and Disclosures, which adds new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements.  The standard, with the exception of the additional Level 3 disclosures, is effective for interim and annual reporting periods beginning after November 15, 2009.  The adoption of this standard had no impact on the Company’s balance sheet, statement of operations, or changes in equity on March 31, 2010.  Requirements related to additional Level 3 disclosures will be effective for fiscal years beginning after December 15, 2010.  The Company is still evaluating the effect of this standard on the Company’s balance sheet, statement of operations, or changes in equity.

In February 2010, the FASB issued additional guidance, codified in ASC 855, Subsequent Events, which includes, among other things, an exemption for SEC filers from the requirement to disclose the date through which subsequent events have been evaluated.  The disclosure has been removed from Note 2.

3.	Investments in Real Estate Partnerships

As of March 31, 2010, the Company had an ownership interest in eight limited liability companies or limited partnerships.

The following is a description of the unconsolidated entities:

•	Cogdell Spencer Medical Partners LLC, a Delaware limited liability company, founded in 2008, has no assets or liabilities, and is 20.0% owned by the Company;

•	BSB Health/MOB Limited Partnership No. 2, a Delaware limited partnership, founded in 2002, owns nine medical office buildings, and is 2.0% owned by the Company;

•	Shannon Health/MOB Limited Partnership No. 1, a Delaware limited partnership, founded in 2001, owns ten medical office buildings, and is 2.0% owned by the Company; and

•	McLeod Medical Partners, LLC, a South Carolina limited liability company, founded in 1982, owns three medical office buildings, and is 1.1% owned by the Company.

The following is a description of the consolidated entities:

•	Genesis Property Holdings, LLC, a Florida limited liability company, founded in 2007, owns one medical office building, and is 40.0% owned by the Company;

•	Cogdell Health Campus MOB, LP, a Pennsylvania limited partnership, founded in 2006, owns one medical office building, and is 80.9% owned by the Company;

•	Mebane Medical Investors, LLC, a North Carolina limited liability company, founded in 2006, owns one medical office building, and is 35.1% owned by the Company; and

•	Rocky Mount MOB, LLC, a North Carolina limited liability company, founded in 2002, owns one medical office building, and is 34.5% owned by the Company.

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
	March 31, 2010	December 31, 2009

Financial position:
Total assets	$54,970	$54,725
Total liabilities	48,564	48,672
Member's equity	6,406	6,053

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Results of operations:
Total revenues	$3,129	$3,068
Operating and general and administrative expenses	1,462	1,376
Net income	272	235
4.	Business Segments

The Company has two identified reportable segments: (1) Property Operations and (2) Design-Build and Development.  The Company defines business segments by their distinct customer base and service provided.  Each segment operates under a separate management group and produces discrete financial information, which is reviewed by the chief operating decision maker to make resource allocation decisions and assess performance.  Inter-segment sales and transfers are accounted for as if the sales and transfers were made to third parties, which involve applying a negotiated fee onto the costs of the services performed.  All inter-company balances and transactions are eliminated during the consolidation process.

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

The following tables represent the segment information for the three months ended March 31, 2010 (in thousands):

	Property Operations	Design-Build and Development	Intersegment Eliminations	Unallocated and Other	Total

Revenues:
Rental revenue	$21,268	$-	$(23)	$-	$21,245
Design-Build contract revenue and other sales	-	39,200	(3,764)	-	35,436
Property management and other fees	818	-	-	-	818
Development management and other income	-	886	(783)	-	103
Total revenues	22,086	40,086	(4,570)	-	57,602

Certain operating expenses:
Property operating and management	8,198	-	-	-	8,198
Design-Build contracts and development management	-	28,648	(4,029)	-	24,619
Selling, general, and administrative	-	3,889	(23)	-	3,866
Total certain operating expenses	8,198	32,537	(4,052)	-	36,683
	13,888	7,549	(518)	-	20,919

Interest and other income	146	3	-	11	160
Corporate general and administrative expenses	-	-	-	(1,954)	(1,954)
Interest expense	-	-	-	(5,089)	(5,089)
Interest rate derivative expense	-	-	-	(15)	(15)
Provision for income taxes applicable to funds from operations modified	-	-	-	(1,965)	(1,965)
Non-real estate related depreciation and amortization	-	(219)	-	(60)	(279)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	6	-	-	-	6
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(616)	-	-	-	(616)
Discontinued operations	16	-	-	(34)	(18)
Funds from operations modified (FFOM)	13,440	7,333	(518)	(9,106)	11,149

Amortization of intangibles related to purchase accounting, net of income tax benefit	(42)	(570)	-	239	(373)
Funds from operations (FFO)	13,398	6,763	(518)	(8,867)	10,776

Real estate related depreciation and amortization	(7,197)	-	-	-	(7,197)
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	616	-	-	-	616
Net income (loss)	6,817	6,763	(518)	(8,867)	4,195
Net loss attributable to the noncontrolling interest in:
Real estate partnerships	(311)	-	-	-	(311)
Operating partnership	-	-	-	(598)	(598)
Net income (loss) attributable to Cogdell Spencer Inc.	$6,506	$6,763	$(518)	$(9,465)	$3,286

Total assets	$554,138	$187,710	$-	$395	$742,243

The following tables represent the segment information for the three months ended March 31, 2009 (in thousands):

	Property Operations	Design-Build and Development	Intersegment Eliminations	Unallocated and Other	Total

Revenues:
Rental revenue	$19,600	$-	$(23)	$-	$19,577
Design-Build contract revenue and other sales	-	51,161	(4,771)	-	46,390
Property management and other fees	850	-	-	-	850
Development management and other income	-	3,634	(835)	-	2,799
Total revenues	20,450	54,795	(5,629)	-	69,616

Certain operating expenses:
Property operating and management	7,865	-	-	-	7,865
Design-Build contracts and development management	-	45,119	(4,954)	-	40,165
Selling, general, and administrative	-	4,537	(23)	-	4,514
Impairment charges	-	120,920	-	-	120,920
Total certain operating expenses	7,865	170,576	(4,977)	-	173,464
	12,585	(115,781)	(652)	-	(103,848)

Interest and other income	141	1	-	13	155
Corporate general and administrative expenses	-	-	-	(2,153)	(2,153)
Interest expense	-	-	-	(5,991)	(5,991)
Benefit from income taxes applicable to funds from operations modified	-	-	-	18,642	18,642
Non-real estate related depreciation and amortization	-	(193)	-	(54)	(247)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	9	-	-	-	9
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(245)	-	-	-	(245)
Discontinued operations	26	-	-	(34)	(8)
Funds from operations modified (FFOM)	12,516	(115,973)	(652)	10,423	(93,686)

Amortization of intangibles related to purchase accounting, net of income tax benefit	(42)	(2,482)	-	984	(1,540)
Funds from operations (FFO)	12,474	(118,455)	(652)	11,407	(95,226)

Real estate related depreciation and amortization	(7,343)	-	-	-	(7,343)
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	245	-	-	-	245
Net income (loss)	5,376	(118,455)	(652)	11,407	(102,324)
Net loss (income) attributable to the noncontrolling interest in:
Real estate partnerships	(92)	-	-	-	(92)
Operating partnership	-	-	-	32,198	32,198
Net income (loss) attributable to Cogdell Spencer Inc.	$5,284	$(118,455)	$(652)	$43,605	$(70,218)

Total assets	$653,839	$93,351	$-	$945	$748,135

5.	Discontinued Operations

  The Company reclassified the wholly-owned property, Harbison Medical Office Building, as held for sale discontinued operations as the Company expects to sell the real estate property in 2010.  In accordance with GAAP, net income and loss on discontinued operations of real estate property are reflected in the consolidated statements of operations as “discontinued operations” for all periods presented.  Below is a summary of discontinued operations for the real estate property reclassified to discontinued operations and marketed for sale (in thousands):

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Revenues:
Rental revenues	$78	$88
Total revenues	78	88
Expenses:
Property operating and management	62	62
Depreciation and amortization	-	35
Interest expense	34	34
Total expenses	96	131
Loss from discontinued operations before impairment of real estate property	(18)	(43)
Impairment of real estate property	-	-
Total discontinued operations	$(18)	$(43)

6.	Contracts

Revenue and billings to date on uncompleted contracts, from their inception, as of March 31, 2010 and December 31, 2009, are as follows (in thousands):

	March 31, 2010	December 31, 2009

Costs and estimated earnings on uncompleted contracts	$49,621	$79,374
Billings to date	(52,483)	(90,701)
Net billings in excess of costs and estimated earnings	$(2,862)	$(11,327)

These amounts are included in the condensed consolidated balance sheet at March 31, 2010 and December 31, 2009 as shown below (in thousands).  At March 31, 2010 and December 31, 2009, the Company had retainage receivables of $2.6 million and $4.5 million, respectively, which are included in Tenant and accounts receivable in the condensed consolidated balance sheets.

	March 31, 2010	December 31, 2009

Costs and estimated earnings in excess of billings (1)	$2,491	$1,862
Billings in excess of costs and estimated earnings	(5,353)	(13,189)
Net billings in excess of costs and estimated earnings	$(2,862)	$(11,327)

(1) Included in "Other assets" in the consolidated balance sheet

7.	Goodwill and Intangible Assets

The Company reviews the value of goodwill and intangible assets on an annual basis and when circumstances indicate a potential impairment may exist.  An interim review of the Design-Build and Development’s intangible assets was performed on March 31, 2009, due to a decline in the Company’s stock price, a decline in the cash flow multiples for comparable public engineering and construction companies, and changes in the cash flow projections for the Design-Build and Development business segment resulting from a decline in backlog and delays and cancellations of client building projects.  During the remainder of 2009, the Company determined that no interim review was necessary.

As a result of the March 31, 2009 review, the Company recorded, during the three months ended March 31, 2009, a pre-tax, non-cash impairment charge of ($120.9 million) and the Company recognized a non-cash income tax benefit of $19.2 million, resulting in an after-tax impairment charge of ($101.7 million).  The Company performed an annual review of goodwill for impairment as of December 31, 2009, and concluded there was no impairment of goodwill.  The Company also performed an annual review for impairment for other non-amortizing intangible assets and concluded no impairment existed.   The Company determined that there were no impairment indicators and therefore an interim review was not necessary during the three months ended March 31, 2010.

The Company performed an annual review of goodwill for impairment as of December 31, 2009, and concluded there was no further impairment of goodwill.  The Company also performed an annual review for impairment for other non-amortizing intangible assets and concluded no impairment existed.   The Company determined that an interim review was not necessary during the three months ended March 31, 2010.

The goodwill impairment review at March 31, 2009 and December 31, 2009 involved a two-step process.  The first step was a comparison of the reporting unit’s fair value to its carrying value.  Fair value was estimated by using two approaches, an income approach and a market approach.  Each approach was weighted 50% in the Company’s analysis.  The income approach uses the reporting unit’s projected operating results and discounted cash flows using a weighted-average cost of capital that reflects current market conditions, which was 14.5% for the March 31, 2009 review and 14.0% for the December 31, 2009 review.  The cash flow projections use estimates of economic and market information over the projection period, including growth rates in revenues and costs and estimates of future expected changes in operating margins and cash expenditures.  Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures, and changes in future working capital requirements.  The market approach estimates fair value by applying cash flow multiples to the reporting unit's operating performance.  The multiples are derived from comparable publicly traded companies with similar operating and profitability characteristics.  Additionally, the Company reconciled the total of the estimated fair values of all its reporting units to its market capitalization to determine if the sum of the individual fair values is reasonable compared to the external market indicators.

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

For non-amortizing intangible assets, the Company estimates fair value by applying an estimated market royalty rate, 2.0% for the March 31, 2009 and December 31, 2009 reviews, to projected revenues and discounted using a weighted-average cost of capital that reflects current market conditions, which was 14.5% for the March 31, 2009 review and 14.0% for the December 31, 2009 review.

The following table presents information about the Company’s goodwill and certain intangible assets measured at fair value as of March 31, 2009, the date at which the Company recorded an after-tax, non-cash impairment charge of $120.9 million (in thousands):

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

        See Note 2 of the accompanying condensed consolidated financial statements in this Form 10-Q for a discussion of the Company’s accounting policy regarding the fair value of financial and non-financial assets.

The following table shows the change in carrying value from the measurement date of March 31, 2009 to March 31, 2010 (in thousands):

		Recorded Value	Amortization for the	Recorded Value	Amortization for the	Recorded Value
		as of	Three Months Ended	as of	Nine Months Ended	as of
	Location of Asset	March 31, 2010	March 31, 2010	December 31, 2009	December 31, 2009	March 31, 2009
Goodwill	Goodwill	$108,683	n/a	$108,683	n/a	$108,683
Trade names and trademarks	Trade names and trademarks	41,240	n/a	41,240	n/a	41,240
Acquired signed contracts	Intangible assets	-	$-	-	$(1,398)	1,398
Acquired proposals	Intangible assets	1,342	(447)	1,789	(340)	2,129
Acquired customer relationships	Intangible assets	1,522	(123)	1,645	(144)	1,789
		$152,787	$(570)	$153,357	$(1,882)	$155,239

Goodwill and trade names and trademarks are not amortized and are associated with the Design-Build and Development business segment.  The following table shows the change in carrying value related to goodwill and trade names and trademarks intangible assets for the periods shown (in thousands):

	Three Months Ended March 31, 2010			Year Ended December 31, 2009
		Accumulated	Net		Accumulated	Net
	Gross Amount	Impairment	Carrying Value	Gross Amount	Impairment	Carrying Value
Goodwill as of January 1	$180,438	$71,755	$108,683	$180,438	$-	$180,438
Goodwill recognized in acquisition	-	-	-	-	-	-
Accumulated impairment losses	-	-	-	-	71,755	(71,755)
Goodwill at end of period	$180,438	$71,755	$108,683	$180,438	$71,755	$108,683

Trade names and trademarks as of January 1	$75,968	$34,728	$41,240	$75,968	$-	$75,968
Trade names and trademarks recognized in acquisition	-	-	-	-	-	-
Accumulated impairment losses	-	-	-	-	34,728	(34,728)
Trade names and trademarks at end of period	$75,968	$34,728	$41,240	$75,968	$34,728	$41,240

Amortizing intangible assets consisted of the following for the periods shown (in thousands):
	March 31, 2010		December 31, 2009
		Accumulated		Accumulated
	Gross Amount	Amortization	Gross Amount	Amortization
Acquired signed contracts	$13,253	$13,253	$13,253	$13,253
Acquired proposals	2,129	787	2,129	340
Acquired customer relationships	1,789	267	1,789	144
Acquired above market leases	1,559	1,005	1,559	955
Acquired in place lease value and deferred leasing costs	40,666	28,374	40,666	27,512
Acquired ground leases	3,562	547	3,562	515
Acquired property management contracts	2,097	637	2,097	594
Total amortizing intangible assets	$65,055	$44,870	$65,055	$43,313

Amortization expense related to intangibles for the three months ended March 31, 2010 and 2009 was $1.5 million and $3.7 million, respectively.  The Company expects to recognize amortization expense from the acquired intangible assets for the remainder of the current year 2010 and thereafter as follows (in thousands):

For the year ending:	Future Amortization Expense
Remainder of 2010	$4,893
2011	3,353
2012	2,260
2013	1,499
2014	1,304
Thereafter	6,876
$20,185

8.	Mortgage Notes Payable and Borrowing Agreements

Scheduled Maturities

The Company’s mortgages are collateralized by property and principal and interest payments are generally made monthly.  Scheduled maturities of mortgages, notes payable under the $150.0 million secured revolving credit facility (“Credit Facility”), and the $50.0 million senior secured term facility (“Term Loan”) as of March 31, 2010, are as follows (in thousands):

For the year ending:	Total
Remainder of 2010	$24,303
2011	181,696
2012	25,185
2013	16,025
2014	57,112
Thereafter	111,891
$416,212

The scheduled maturity related to the mortgage note payable on the Harbison Medical Office Building included in discontinued operations is not included above. The mortgage note payable requires monthly principal and interest payments of approximately $20,000 until February 2011, at which time a balloon payment of approximately $2.1 million is due.

By the end of the second quarter 2010, unless new revenue generating design-build construction projects are added by the Company, the number of revenue generating design-build construction projects will decline further as existing projects are completed.  Although the Company is actively pursuing a number of new project opportunities and is starting to see some pick-up in requests for proposals and in client advance planning opportunities, the potential delays in recognizing revenue for projects may require the Company to pay down a portion of the principal of the Term Loan during 2010 to reduce the outstanding balance of the Term Loan and ensure future compliance with the covenants under this indebtedness.  Management believes the Company has adequate resources to make any necessary pay down at any future reporting period.

At March 31, 2010, the Company believes it was in compliance with all its loan covenants.  See “Liquidity and Capital Resources.”

9.	Derivative Financial Instruments

Interest rate swap agreements are utilized to reduce exposure to variable interest rates associated with certain mortgage notes payable, the Term Loan, and the Credit Facility.  These agreements involve an exchange of fixed and floating interest payments without the exchange of the underlying principal amount (the “notional amount”). The interest rate swap agreements are reported at fair value in the condensed consolidated balance sheet within “Other assets” or “Other liabilities” and changes in the fair value, net of tax where applicable, are reported in accumulated other comprehensive income (loss) (“AOCI”) exclusive of ineffectiveness amounts.  The following table summarizes the terms of the agreements and their fair values at March 31, 2010 and December 31, 2009 (dollars in thousands):

	As of March 31, 2010					March 31, 2010		December 31, 2009
Entity	Notional Amount	Receive Rate	Pay Rate	Effective Date	Expiration Date	Asset	Liability	Asset	Liability
MEA Holdings, LLC	$100,000	1 Month LIBOR	2.82%	4/1/2008	3/1/2011	$-	$2,146	$-	$2,397
Cogdell Spencer LP	30,000	1 Month LIBOR	3.11%	10/15/2008	3/10/2011	-	740	-	697
St. Francis Community MOB LLC	6,824	1 Month LIBOR	3.32%	10/15/2008	6/15/2011	-	232	-	246
St. Francis Medical Plaza (Greenville)	7,331	1 Month LIBOR	3.32%	10/15/2008	6/15/2011	-	250	-	264
Beaufort Medical Plaza	4,731	1 Month LIBOR	3.80%	8/18/2008	8/18/2011	-	207	-	216
East Jefferson Medical Plaza	11,600	1 Month LIBOR	1.80%	1/15/2009	12/23/2011	-	187	-	121
River Hills Medical Plaza	3,560	1 Month LIBOR	1.78%	1/15/2009	1/31/2012		52		33
HealthPartners Medical Office Building	11,800	1 Month LIBOR	3.55%	6/1/2010	11/1/2014	-	421	-	186
Lancaster ASC MOB	10,574	1 Month LIBOR	4.03%	3/14/2008	3/2/2015	-	705	-	567
Woodlands Center for Specialized Medicine	16,797	1 Month LIBOR	4.71%	4/1/2010	10/1/2018	-	1,586	-	1,166
Medical Center Physicians Tower	14,770	1 Month LIBOR	3.69%	9/1/2010	3/1/2019	-	68	271	-
University Physicians MOB & Outpatient Clinic	10,439	1 Month LIBOR	3.70%	10/1/2010	4/1/2019	-	20	217	-
						$-	$6,614	$488	$5,893

The following tables show the effect of the Company’s derivative instruments designated as cash flow hedges for the three months ended March 31, 2010 and 2009, respectively, (in thousands):

	Three Months Ended March 31, 2010
	Gain or (Loss) Recognized in AOCI, Noncontrolling Interests in Operating Partnership, and Noncontrolling Interests in Real Estate Partnerships - Effective Portion (1)	Location of Gain or (Loss) Reclassified from AOCI, Noncontrolling Interests in Operating Partnership, and Noncontrolling Interests in Real Estate Partnerships into Income - Effective Portion	Gain or (Loss) Reclassified from AOCI, Noncontrolling Interests in Operating Partnership, and Noncontrolling Interests in Real Estate Partnerships into Income - Effective Portion (1)	Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
Interest rate swap agreements	$(1,464)	Interest Expense	$(254)	Interest rate derivative expense	$(15)

	Three Months Ended March 31, 2009
	Gain or (Loss) Recognized in AOCI, Noncontrolling Interests in Operating Partnership, and Noncontrolling Interests in Real Estate Partnerships - Effective Portion (1)	Location of Gain or (Loss) Reclassified from AOCI, Noncontrolling Interests in Operating Partnership, and Noncontrolling Interests in Real Estate Partnerships into Income - Effective Portion	Gain or (Loss) Reclassified from AOCI, Noncontrolling Interests in Operating Partnership, and Noncontrolling Interests in Real Estate Partnerships into Income - Effective Portion (1)	Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
Interest rate swap agreements	$(164)	Interest Expense	$(903)	Interest rate derivative expense	$-

(1)
Refer to the Condensed Consolidated Statement of Changes in Equity of this Form 10-Q, which summarizes the activity in Unrealized gain on interest rate swaps, net of tax related to the interest rate swap agreements.

The following tables present information about the Company’s liabilities measured at fair value on a recurring basis as of March 31, 2010 adn 2009, respectively, and indicates the fair value hierarchy referenced in Note 2 within this Form 10-Q, of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Fair Value Measurements as of
	March 31, 2010
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative financial instruments	$(6,614)	$-	$(6,614)	$-

	Fair Value Measurements as of
	March 31, 2009
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative financial instruments	$(10,744)	$-	$(10,744)	$-

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

The MEA Holdings, LLC $100.0 million interest rate swap agreement was designated as a hedge instrument from its inception through June 3, 2009, the date of the $50.0 million repayment and amendment of the Term Loan.  The agreement was not designated as a hedge instrument from June 4, 2009, through July 19, 2009.  On July 20, 2009, the agreement was re-designated as a hedge instrument and is used to fix the floating rate portion on $50.0 million outstanding on the Term Loan and $50.0 million outstanding under the Credit Facility.

10.	Equity

Cogdell Spencer Inc. Stockholders’ Equity

      The following is a summary of changes of the Company’s common stock for the three months ended March 31, 2010 and 2009 (in thousands):

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Common stock shares at beginning of period	42,729	17,699
Conversion of OP Units to common stock	29	1,776
Restricted stock grants	35	13
Common stock shares at end of period	42,793	19,488

The following is net loss attributable to Cogdell Spencer Inc. and the issuance of common stock in exchange for redemptions of OP units for the three months ended March 31, 2010 and 2009 (in thousands):

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Net income (loss) attributable to Cogdell Spencer Inc.	$3,286	$(70,218)
Increase in Cogdell Spencer Inc. additional paid-in capital for the conversion of OP units into common stock	158	17,496
Change from net loss attributable to Cogdell Spencer Inc. and transfers from noncontrolling interests	$3,444	$(52,722)

Noncontrolling Interests in Operating Partnership

As of March 31, 2010, there were 50.6 million OP units outstanding, of which 42.8 million, or 84.6%, were owned by the Company and 7.8 million, or 15.4%, were owned by other partners, including certain directors, officers and other members of senior management.  As of March 31, 2010, the fair market value of the OP units not owned by the Company was $57.6 million, based on a market value of $7.40 per unit, which was the closing stock price of the Company’s shares of common stock on the New York Stock Exchange (“NYSE”) on March 31, 2010.

Dividends and Distributions

On March 18, 2010, the Company announced that its Board of Directors had declared a quarterly dividend of $0.10 per share and OP unit that was paid in cash on April 21, 2010 to holders of record on March 26, 2010. The dividend covered the Company’s first quarter of 2010.  Total distributions paid to OP unit holders, excluding inter-company distributions, during 2010 totaled $1.0 million.

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

In January 2010, each non-employee member of the Company’s Board of Directors was granted 6,981 shares of the Company’s restricted stock or LTIP units, at each director’s option, that all vested upon issuance. Messrs. Georgius, Lubar, Jennings, Neugent, and Smoak each elected to receive restricted stock and Mr. Lee elected to receive LTIP units. The restricted stock and LTIP units were valued at $5.73 per share, which was the Company’s closing stock price on the NYSE on the grant date. The Company has recorded compensation expense of $0.2 million in connection with these issuances.

In January 2010, the Company issued 500 LTIP units that vested upon issuance to one employee. The LTIP units were valued at $6.46 per unit, which was the Company’s closing stock price on the NYSE on the grant date. The Company has recorded compensation expense of less than $0.1 million in connection with this issuance.

In February 2010, the Company issued an aggregate of 14,394, LTIP units to certain employees based on specific performance goals.  The LTIP units were valued at $6.23 per unit, which was the Company’s closing stock price on the grant date.  The Company recorded compensation expense of less than $0.01 million and capitalized $0.07 million as a development project cost in connection with these issuances.

The following is a summary of restricted stock and LTIP unit activity for the three months ended March 31, 2010 (in thousands, except weighted average grant price):

	Restricted Stock	LTIP Units	Weighted Average Grant Price
Unvested balance at December 31, 2009	5	120	$15.43
Granted	35	22	5.86
Vested	(40)	(27)	5.41
Unvested balance at March 31, 2010	-	115	$15.72

12.	Related Party Transactions

The Fork Farm, a working farm owned by the Company’s Chairman, periodically hosts events on behalf of the Company. Charges of less than $10,000 for each three month period ended March 31, 2010 and 2009, respectively, are reflected in “Selling, general, and administrative” expenses in the condensed consolidated statement of operations.

13.	Subsequent Events

The Company evaluates significant unusual or infrequent events occurring after the financial statement date through the date the financial statements are issued, to determine if additional disclosures are needed.  As of May 10, 2010, the only significant event identified is described below.

On May 3, 2010, the Company recorded an after-tax compensation expense charge of $2.6 million related to retirement benefits for its Chief Executive Officer.  The charge consists of $2.7 million for a cash payment and three years continued health benefits, a $0.4 million charge for vesting of LTIP units, and an income tax benefit of $0.5 million.

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

Overview

The Company is a fully-integrated, self-administered, and self-managed REIT that invests in specialty office buildings for the medical profession, including medical offices and ambulatory surgery and diagnostic centers. The Company focuses on the ownership, strategic planning, delivery (design/build), acquisition and management of strategically located medical office buildings and other healthcare related facilities in the United States of America. The Company has been built around understanding and addressing the specialized real estate needs of the healthcare industry and provides services from strategic planning to long-term property ownership and management. Integrated delivery service offerings include strategic planning, design, construction, development and project management services for properties owned by the Company and for third parties.

The Company derives a majority of its revenues from two sources: (1) rents received from tenants under existing leases in medical office buildings and other healthcare related facilities, and (2) from design-build services for healthcare customers.  To a lesser degree, the Company has revenues from consulting and property management agreements.

The Company’s rental revenue is derived from its Property Operations segment.  Generally, the Company’s property operating revenues and expenses have remained consistent over time except for growth due to property developments and property and business acquisitions.  The Company expects that rental revenue will remain stable due to multi-year, non-cancellable leases with annual rental increases based on the Consumer Price Index (“CPI”).

The Company’s design-build revenue is derived from its Design-Build and Development segment.  The demand for this segment’s services has been, and will likely continue to be, cyclical in nature.  Financial results can be affected by the amount and timing of capital spending by healthcare systems and providers, the demand for the Company’s services in the healthcare facilities market, the availability of construction level financing, and weather at the construction sites.  In periods of adverse economic conditions, design-build customers may be unwilling or unable to make capital expenditures and they may be unable to obtain debt or equity financings for projects.  As a result, customers may defer projects to a later date, which could reduce design-build revenues.  Due to the current adverse economic environment and the volatility in the credit markets, the Design-Build and Development segment is experiencing delays in client project starts and cancellations.  Deterioration of market or economic conditions and volatility in the financial market has and could continue to influence future revenues, interest, and other costs, and could result in future impairment of goodwill or other intangible assets.  The Company expects its design-build revenue and FFOM contribution from the Design-Build and Development segment for the year ending December 31, 2010 to be less than revenue and FFOM contribution from the Design-Build and Development segment for the same period in the prior year.

As of March 31, 2010, the Company’s portfolio consisted of 112 properties totaling approximately 5.8 million square feet.  The Company’s portfolio was comprised of the following at March 31, 2010:

•	62 consolidated wholly-owned and joint venture properties, comprising a total of approximately 3.4 million net rentable square feet and an overall leased percentage of 90.6%,

•	One wholly-owned property in lease-up totaling approximately 0.1 million net rentable square feet and is 75% leased,

•	One wholly-owned property held for sale totaling 38,703 net rentable square feet,

•	Three unconsolidated joint venture properties comprising a total of approximately 0.2 million net rentable square feet and,

•	45 properties managed for third party clients comprising a total of approximately 2.1 million net rentable square feet.

At March 31, 2010, approximately 79.5% of the net rentable square feet of the Company’s wholly-owned properties were situated on hospital campuses. As such, the Company believes that its assets occupy a premier franchise location in relation to local hospitals, providing its properties with a distinct competitive advantage over alternative medical office space in an area.  The Company believes that its property locations and relationships with hospitals will allow the Company to capitalize on the increasing healthcare trend of outpatient procedures.

Critical Accounting Policies

The Company’s discussion and analysis of financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared on the accrual basis of accounting in conformity with GAAP.  All significant intercompany balances and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses in the reporting period.  The Company’s actual results may differ from these estimates.  Management has provided a summary of the Company’s significant accounting policies in Note 2 to the consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2009.  Critical accounting policies are those judged to involve accounting estimates or assumptions that may be material due to the levels of subjectivity and judgment necessary to account for uncertain matters or susceptibility of such matters to change. Other companies in similar businesses may utilize different estimation policies and methodologies, which may impact the comparability of the Company’s results of operations and financial condition to those companies.

Acquisition of Real Estate

The price that the Company pays to acquire a property is impacted by many factors, including the condition of the buildings and improvements, the occupancy of the building, the existence of above and below market tenant leases, the creditworthiness of the tenants, favorable or unfavorable financing, above or below market ground leases and numerous other factors.  Accordingly, the Company is required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on the Company’s estimate of the fair values of such assets and liabilities.  This includes determining the value of the buildings and improvements, land, any ground leases, tenant improvements, in-place tenant leases, tenant relationships, the value (or negative value) of above (or below) market leases and any debt assumed from the seller or loans made by the seller to the Company.  Each of these estimates requires significant judgment and some of the estimates involve complex calculations.  The Company’s calculation methodology is summarized in Note 2 to the consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2009.  These allocation assessments have a direct impact on the Company’s results of operations because if the Company were to allocate more value to land there would be no depreciation with respect to such amount or if the Company were to allocate more value to the buildings as opposed to allocating to the value of tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the terms of the leases.  Additionally, the amortization of value (or negative value) assigned to above (or below) market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place leases and tenant relationships, which is included in depreciation and amortization in the Company’s consolidated and combined statements of operations.

Acquisition of Business

The price that the Company pays to acquire a business is impacted by many factors, including projected future cash flows, customer lists, contracts and proposals, trade names and trademarks, condition of property, plant, and equipment, and numerous other factors.  Accordingly, the Company is required to make subjective assessments to allocate the purchase price paid to acquire investments in business among the assets acquired and liabilities assumed based on the Company’s estimate of the fair values of such assets and liabilities.  This includes determining the value of contacts, proposals, customer lists, workforce, trade names and trademarks, receivables, accruals and reserves, and property, plant, and equipment.  Each of these estimates requires significant judgment and some of the estimates involve complex calculations.  The Company’s calculation methodology is summarized in Note 2 to the consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2009.  These allocation assessments have a direct impact on the Company’s results of operations because if the Company were to allocate more value to goodwill or a non-amortizing intangible asset there would be no amortization with respect to such amount or if the Company were to allocate more value to a longer-lived asset as opposed to allocating to a shorter-lived asset, this amount would be recognized as an expense over a longer period of time.

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

Asset Impairment Valuation

The Company reviews the carrying value of its properties, investments in real estate partnerships, and amortizing intangible assets annually and when circumstances, such as adverse market conditions or changes in the intended use of the asset, indicate that a potential impairment may exist.  The Company bases its review on an estimate of the future cash flows (excluding interest charges) expected to result from the real estate or business investment’s use and eventual disposition. The Company considers factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors.  If the Company’s evaluation indicates that it may be unable to recover the carrying value of an investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the asset.  These losses have a direct impact on the Company’s net income (loss) because recording an impairment loss results in an immediate negative adjustment to operating results.  The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future sales, backlog, occupancy, rental rates and capital requirements that could differ materially from actual results in future periods.  Because cash flows on properties considered to be long-lived assets to be held and used are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long-term directly decreases the likelihood of recording an impairment loss for properties.  If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material.  If the Company determines that impairment has occurred, the affected assets must be reduced to their fair value.  The Company estimates the fair value of rental properties utilizing a discounted cash flow analysis that includes projections of future revenues, expenses and capital improvement costs, similar to the income approach that is commonly utilized by appraisers.

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

The Company must make subjective estimates as to when the Company’s revenue is earned and the collectability of the Company’s accounts receivable related to design-build contracts and other sales, deferred rent, expense reimbursements, lease termination fees and other income.  The Company specifically analyzes accounts receivable and historical bad debts, tenant and customer concentrations, tenant and customer creditworthiness, and current economic trends when evaluating the adequacy of the allowance for bad debts.  These estimates have a direct impact on the Company’s net income because a higher bad debt allowance would result in lower net income, and recognizing rental revenue as earned in one period versus another would result in higher or lower net income for a particular period.

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

Business Segments

        The Company has two identified reportable segments: (1) Property Operations and (2) Design-Build and Development.  The Company defines business segments by their distinct customer base and service provided.  Each segment operates under a separate management group and produces discrete financial information, which is reviewed by the chief operating decision maker to make resource allocation decisions and assess performance.  See Note 4 of the accompanying condensed consolidated financial statements in this Form 10-Q.

Property Summary

The following is an activity summary of the Company’s in-service and lease-up property portfolio (excluding unconsolidated partnership properties) for the three months ended March 31, 2010 and 2009 and the year ended December 31, 2009:

	Three Months Ended
	March 31, 2010	March 31, 2009
Properties at beginning of the period	62	62
Developments	1	-
Properties at end of the period	63	62

Year Ended
December 31, 2009
Properties at January 1	62
Developments	1
Discontinued operations held for sale	(1)
Properties at December 31	62

        The above tables include East Jefferson Medical Specialty Building, which is accounted for as a sales-type capital lease.

The Company considers a property to be “in-service” upon the earlier of (1) lease-up and substantial completion of tenant improvements, or (2) one year after cessation of major construction.  For portfolio and operational data, a single in-service date is used.  For GAAP reporting, a property is placed into service in stages as construction is completed and the property and tenant space is available for its intended use.  The Company had one property in lease-up at March 31, 2010 and one property in lease-up at March 31, 2009.

Comparison of the three months ended March 31, 2010 and 2009

FFOM

For the three months ended March 31, 2010, FFOM, excluding non-recurring event, increased $3.1 million, or 38.3%, compared to the same period in the prior year.  The increase is due primarily to increased FFOM for the Company’s business segments.  FFOM for the Design-Build and Development segment increased $2.4 million, excluding impairment charges, and FFOM for the Property Operations segment increased $0.9 million.   The following is a summary of FFOM for the three months ended March 31, 2010 and 2009 (in thousands):
	For the Three Months Ended
	March 31, 2010	March 31, 2009
FFOM attributable to:
Property operations	$13,440	$12,516
Design-Build and development	7,333	(115,973)
Intersegment eliminations	(518)	(652)
Unallocated and other	(9,106)	10,423
FFOM	11,149	(93,686)
Non-recurring event:
Goodwill and intangible asset impairment charges, net of tax benefit	-	101,746
FFOM, excluding non-recurring event	$11,149	$8,060

        See Note 4 of the accompanying condensed consolidated financial statements in this Form 10-Q for business segment information and management’s use of FFO and FFOM to evaluate operating performance.  The following table presents the reconciliation of FFO and FFOM to net income (loss), which is the most directly comparable GAAP measure to FFO and FFOM, for the three months ended March 31, 2010 and 2009 (in thousands):

	For the Three Months Ended
	March 31, 2010	March 31, 2009

Net income (loss)	$4,195	$(102,324)
Add:
Real estate related depreciation and amortization:
Wholly-owned and consolidated properties, including amounts in discontinued operations	7,194	7.340
Unconsolidated real estate partnerships	3	3
Less:
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(616)	(245)
Funds from Operations (FFO)	10,776	(95,226)
Amortization of intangibles related to purchase accounting, net of income tax benefit	373	1,540
Funds from Operations Modified (FFOM)	$11,149	$(93,686)

FFOM attributable to Property Operations, net of intersegment eliminations

The following is a summary of FFOM attributable to property operations, net of intersegment eliminations, for the three months ended March 31, 2010 and 2009 (in thousands):

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Rental revenue, net of intersegment elimination of $23 in 2010 and 2009	$21,245	$19,577
Property management and other fee revenue	818	850
Property operating and management expenses	(8,198)	(7,865)
Other income (expense)	146	141
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	6	9
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(616)	(245)
Discontinued operations and impairment of real estate, before real estate related depreciation and amortization	16	26
FFOM, net of intersegment eliminations	$13,417	$12,493

See Note 4 of the accompanying condensed consolidated financial statements in this Form 10-Q for a reconciliation of above segment FFOM to net income (loss).

For the three months ended March 31, 2010, FFOM attributable to property operations, net of intersegment eliminations, increased $0.9 million, or 7.4%, compared to the same period last year.  The increase in rental revenue is primarily due to the addition of two properties, the Woodlands Center for Specialized Medicine property which began operations in December 2009, and Medical Center Physicians Tower which began operations in February 2010, as well as increases in rental rates associated with CPI increases and reimbursable expenses.  The increase in property operating and management expenses is primarily due to the addition of the properties previously mentioned.

FFOM attributable to Design-Build and Development, net of intersegment eliminations

The following is a summary of FFOM attributable to Design-Build and Development, net of intersegment eliminations, for the three months ended March 31, 2010 and 2009 (in thousands):
	For the Three Months Ended
	March 31, 2010	March 31, 2009
Design-Build contract revenue and other sales, net of intersegment eliminations
of $3,764 in 2010 and $4,771 in 2009	$35,436	$46,390
Development management and other income, net of intersegment eliminations
of $783 in 2010 and $835 in 2009	103	2,799
Design-Build contract and development management expenses, net of intersegment
eliminations of $4,029 in 2010 and $4,954 in 2009	(24,619)	(40,165)
Selling, general, and administrative expenses	(3,889)	(4,537)
Other income (expense)	3	1
Depreciation and amortization	(219)	(193)
FFOM, excluding impairment charge, net of intersegment eliminations	6,815	4,295
Impairment charge	-	(120,920)
FFOM, net of intersegment eliminations	$6,815	$(116,625)

        See Note 4 of the accompanying condensed consolidated financial statements in the Form 10-Q for a reconciliation of above segment FFOM to net income (loss).

For the three months ended March 31, 2010, FFOM, excluding impairment charge, attributable to design-build and development, net of intersegment eliminations, increased $2.5 million, or 58.7%, compared to the same period last year.

Revenues (design-build contract revenue and other sales plus development management and other income) decreased $13.7 million, or 27.8%, for the three months ended March 31, 2009 compared to the same period last year.  This decrease is due to a lower volume of activity as the number of active revenue generating design-build construction projects has decreased from 22 at March 31, 2009 to 11at March 31, 2010.  The decreased activity is due to the current economic environment, the volatility in the credit markets, and general uncertainty regarding government health care reform bills, which have resulted in clients delaying project starts and client project cancellations. By the end of the second quarter of 2010, unless new revenue generating design-build construction projects for third parties are added by the Company, the number of revenue generating design-build construction projects will decline further as existing projects are completed.  The Company is actively pursuing a number of new project opportunities for third parties and is starting to see some pick-up in requests for proposals and in client advance opportunities.   However, in the past the time period from ebing selected as a result of the request for proposal proces and the start of construction, which is a trigger for commencement for revenue recognition for a project, has averaged approximately 6 to 15 months.

However, gross margin percentage (revenues, as defined above, less design-build contract and development management expenses and as a percent of revenues) increased from 18.3% in 2009 to 30.7% in 2010, or an increase of 67.8%.  This increase is primarily due to cost controls implemented by the Company, favorable pricing in the sub-contracting market leading to lower overall costs, and the timing and type of work being performed for each project during the time periods.  The gross margin percentage experienced during the three months ended March 31, 2010, is not indicative of the results that may be expected for other interim periods during the current fiscal year.  The Company expects gross margin percentage to decrease during the current year.

Development management and other income decreased $2.7 million, or 96.3%, for the three months ended March 31,2009 compared to the three months ended March 31, 2010.  The decrease is due to two active third party development engagements during 2009 compared to one engagement in 2010.  In addition, one of the development engagements in 2009, which accounted for $2.0 million of the decrease, relates to the St. Luke’s Riverside engagement in Bethlehem, Pennsylvania.  This was a three building engagement project, of which the Company was to wholly-own or partially-own one of the three buildings.  Due to changes in the scope, size, and timing of the project, the Company no longer intended to invest in the building under the original terms.  In accordance with the development agreement, during 2009, the hospital system client paid for all reimbursable projects costs and for development services performed by the Company.

   Selling, general, and administrative expenses attributable to the Design-Build and Development segment decreased $0.6 million, or 14.3%, for the three months ended March 31, 2009 compared to the same period last year.  The decrease is primarily due to a reduction in force that occurred in May 2009 and other cost reduction initiatives implemented by the Company.

Selling, general, and administrative

For the three months ended March 31, 2010, selling, general, and administrative expenses decreased $0.8 million, or 12.7% as compared to the same period last year.  Excluding the decrease attributable to the Design-Build and Development segment, which is discussed above, selling, general and administrative decreased $0.2 million due to lower professional fees for the three months ended March 31, 2010.

Depreciation and amortization

For the three months ended March 31, 2010, depreciation and amortization expenses decreased $2.0 million, or 19.8%, as compared to the same period last year.  The decrease is primarily due to a decrease in intangible amortization due to lower carrying values due to the impairment recorded in the first quarter of 2009, as discussed below.

Impairment charge

For the three months ended March 31, 2010, there were no indicators that impairment charges were required whereas there was a $120.9 million charge for the three months ended March 31, 2009.  The Company reviews the value of goodwill and intangible assets on an annual basis and when circumstances indicate a potential impairment may exist.  An interim review of the Design-Build and Development’s intangible assets was performed on March 31, 2009, due to a decline in the Company’s stock price, a decline in the cash flow multiples for comparable public engineering and construction companies, and changes in the cash flow projections for the Design-Build and Development business segment resulting from a decline in backlog and delays and cancellations of client building projects.

The Company performed an annual review of goodwill for impairment as of December 31, 2009, and concluded there was no further impairment of goodwill.  The Company also performed an annual review for impairment for other non-amortizing intangible assets and concluded no impairment existed.

As a result of the March 31, 2009 review, the Company recorded, during the three months ended March 31, 2009, a pre-tax, non-cash impairment charge of $120.9 million and the Company recognized a non-cash income tax benefit of $19.2 million, resulting in an after-tax impairment charge of $101.7 million.  The Company’s goodwill, amortizing and non-amortizing intangible assets, and deferred tax liabilities associated with the Design-Build and Development business segment have been reduced from the December 31, 2008 carrying amounts as a result of the impairment charge.

Interest expense

For the three months ended March 31, 2010, interest expense decreased $0.9 million, or 15.1%, as compared to the same period last year.  The decrease was primarily due to lower debt balances as the Company used a majority of the proceeds from its June 2009 equity offering to repay debt.  This decrease was offset by increases in interest expense related to mortgage debt on properties that became operational in December 2009 and February 2010.

Income tax benefit (expense)

For the three months ended March 31, 2010, income tax expense increased $21.4 million, or 108.8%, as compared to the same period last year.  The increase was primarily due to the $19.2 million income tax benefit recorded in the prior year as a result of the impairment charge described above.  No such benefit was recorded in the current year.  The remainder of the increase relates to the increased income for the Design-Build and Development segment.

Cash Flows

Comparison of the three months ended March 31, 2010 and 2009

      Cash provided by operating activities increased $0.6 million for the three months ended March 31, 2010, as compared to the same period last year, and is summarized below for the three months ended March 31, 2010 and 2009 (in thousands):

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Net income (loss) plus non-cash adjustments	$11,745	$10,061
Changes in operating assets and liabilities	(8,977)	(7,916)
Net cash provided by operating activities	$2,768	$2,145

The net income (loss) plus non-cash adjustments increased $1.7 million, or 16.8%, for the three months ended March 31, 2010, as compared to the same period last year.  The increase is primarily due to increased earnings.  The changes in operating assets and liabilities decreased $1.1 million, or 13.4%, for the three months ended March 31, 2010, as compared to the same period last year.  The decrease is primarily due to a decrease in design-build billings in excess of costs and estimated earnings on uncompleted contracts, which decreases cash provided by operations, offset by severance costs paid in the first quarter of 2009 compared to no such payments in 2010, which increases cash provided by operations.

Cash used in investing activities increased $1.9 million, or 24.5%, for the three months ended March 31, 2010, as compared to the same period last year.  The increase is primarily due to an increase in the number of properties under construction and changes in restricted cash balances offset by a decrease in purchases of corporate property, plant, and equipment as the Design-Build and Development segment was constructing a steel fabrication facility in the prior period.

Investment in real estate properties consisted of the following for the three months ended March 31, 2010 and 2009 (in thousands):

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Development, redevelopment, and acquisitions	$(9,177)	$(6,321)
Second generation tenant improvements	(208)	(671)
Recurring property capital expenditures	(8)	(56)
Investment in real estate properties	$(9,393)	$(7,048)

Cash used in financing activities decreased $16.2 million, or 96.8%, for the three months ended March 31, 2010, as compared to same period last year.  The decrease is primarily due to $12.5 million being repaid to the revolving credit facility in the prior period whereas no repayments were made in the current period and an increase in construction loan proceeds, which corresponds to the increased properties under construction.  These were offset by an increase in distributions made to noncontrolling interests in real estate partnerships primarily due to the sharing of construction savings related to a completed development property owned by a consolidated joint venture partnership.

Construction in Progress

Construction in progress consisted of the following as March 31, 2010 (dollars in thousands):

Property	Location	Estimated Completion Date	Net Rentable Square Feet	Investment to Date	Estimated Total Investment

HealthPartners Medical Office Building	St. Cloud, MN	2Q 2010	60,000	$12,877	$18,300
Lancaster Rehabilitation Hospital	Lancaster, PA	2Q 2010	4,600	1,283	2,100
University Physicians MOB & Outpatient Clinic	Brandon, MS	2Q 2010	50,600	11,634	16,400
Land and pre-construction developments			-	3,607	-
			115,200	$29,401	$36,800

Liquidity and Capital Resources

As of March 31, 2010, the Company had approximately $18.5 million available in cash and cash equivalents.  The Company is required to distribute at least 90% of the Company’s net taxable income, excluding net capital gains, to the Company’s stockholders on an annual basis due to qualification requirements as a REIT.  Therefore, as a general matter, it is unlikely that the Company will have any substantial cash balances that could be used to meet the Company’s liquidity needs.  Instead, these needs must be met from cash generated from operations and external sources of capital.

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

The Credit Facility also allows for up to $100.0 million of increased availability (to a total aggregate available amount of $250.0 million), at the Company’s option but subject to each Lender’s option to increase its commitment.  The interest rate on loans under the Credit Facility equals, at the Company’s election, either (1) LIBOR (0.25% as of March 31, 2010) plus a margin of between 95 to 140 basis points based on the Company’s total leverage ratio (1.25% as of March 31, 2010) or (2) the higher of the federal funds rate plus 50 basis points or Bank of America, N.A.’s prime rate (3.25% as of March 31, 2010).

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

As of March 31, 2010, there was $61.7 million available under the Credit Facility.  There was $80.0 million outstanding at March 31, 2010 and $8.3 million of availability was restricted related to outstanding letters of credit.

The Credit Facility has the following financial covenants as of March 31, 2010 (dollars in thousands):

Financial Covenant	As of and for the Three Months Ended March 31, 2010
Maximum total leverage ratio (0.70 to 1.00)	0.48 to 1.00

Maximum real estate leverage ratio (0.70 to 1.00)	0.54 to 1.00

Minimum fixed charge coverage ratio (1.50 to 1.00)	2.40 to 1.00

Minimum consolidated tangible net worth ($141,983)	$206,168

Maximum total debt to real estate value ration (0.90 to 1.00)	0.62 to 1.00

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

The current economic environment and the volatility in the credit markets have affected and, most likely, will continue to affect the Company’s results of operations and financial position and in particular, the results of operations and financial position of the Design-Build and Development segment.  During the year ended 2009 as well as the first three months ended March 31, 2010, the Company experienced delays in client project starts and some contract cancellations.  Due to the uncertainty of Design-Build and Development segment’s future operating results, the Company and the Term Loan lenders amended the Term Loan in June 2009.  The amendment, among other things, amended certain financial covenants relating to the Design-Build and Development segment, as well as certain other provisions of the Term Loan, including (1) the elimination of the minimum adjusted consolidated EBITDA covenant (previously $22.5 million), (2) a modification of the maximum adjusted consolidated senior indebtedness to adjusted consolidated EBITDA covenant to 3.50 to 1.00 through March 2011, with a one-time ability to exceed 3.50 to 1.00 but not greater than 3.75 to 1.00, and 3.00 to 1.00 from April 2011 to final maturity (previously 4.25 to 1.00 as of March 31, 2009, decreasing to 3.75 to 1.00 as of July 1, 2009), (3) an increase in the interest rate from LIBOR plus 3.50% to LIBOR plus 4.50%, and (4) payment of a market based modification fee.  The amendment was subject to the repayment of $50.0 million of the outstanding balance under the Term Loan by the Borrower (which amount was repaid on June 3, 2009) and certain other customary terms and conditions.

The Term Loan, as amended, also has the following financial covenants relating only to the Design-Build and Development segment as of March 31, 2010:

Financial Covenant	As of and for the Three Months Ended March 31, 2010
Minimum adjusted consolidated EBITDA
to consolidated fixed charges (2.00 to 1.00)	4.39 to 1.00

Maximum consolidated senior indebtedness to
adjusted consolidated EBITDA (3.50 to 1.00,
with a one-time ability to exceed 3.50 to 1.00,
but not greater than 3.75 to 1.00)	2.14 to 1.00

Maximum consolidated indebtedness to adjusted
consolidated EBITDA (5.50 to 1.00)	2.14 to 1.00

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

If the Company were in default under the Credit Facility or the Term Loan, then the Lenders can declare the Company in default under the other agreement as well.  As of March 31, 2010, the Company believes that it is in compliance with all of its debt covenants under the Credit Facility and the Term Loan.

By the end of the second quarter 2010, unless new revenue generating design-build construction projects are added by the Company, the number of revenue generating design-build construction projects will decline further as existing projects are completed.  Although the Company is actively pursuing a number of new project opportunities and is starting to see some pick-up in requests for proposals and in client advance planning opportunities, the potential delays in recognizing revenue for projects may require the Company to pay down a portion of the principal of the Term Loan during 2010 to reduce the outstanding balance of the Term Loan and ensure future compliance with the covenants under this indebtedness.  Management believes the Company has adequate resources to make any necessary pay down at any future reporting period.

The Credit Facility and Term Loan mature in March 2011. Both have one-time, one year conditional extension options at the Company’s election. As of March 31, 2010, the Company expects to exercise the extension option for both the Credit Facility and the Term Loan.

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

As of March 31, 2010, the Company had approximately $24.3 million of principal and maturity payments related to mortgage note payables remaining due in 2010.  The $24.3 million is comprised of $3.4 million for principal amortization and $20.9 million for maturities.  Of the $20.9 million in maturing mortgage notes payable, $7.2 relates to wholly-owned properties and $13.7 million relates to Alamance Regional Medical Outpatient Center, which is a consolidated real estate partnership in which the Company owns 35.5%.

The Company believes it will be able to refinance the $7.2 million 2010 balloon maturities related to the wholly-owned properties as a result of the current loan to value ratios at individual properties and preliminary discussions with lenders.  The Company believes that it will be able to refinance $12.4 million of the $13.7 million 2010 balloon maturity related to Alamance Regional Medical Outpatient Center.

Should the Company be unable to refinance the 2010 balloon maturities, the Company has $80.2 million combined cash and cash equivalents and Credit Facility availability as of March 31, 2010, which exceeds the 2010 principal and maturity payments due in 2010.

As of March 31, 2010, the Company has no outstanding equity commitments to joint ventures formed prior to March 31, 2010.  The Cogdell Spencer Medical Partners LLC acquisition joint venture with Northwestern Mutual has no properties under contract to acquire as of March 31, 2010, thus the Company has no equity commitment to the joint venture as of March 31, 2010.

On March 18, 2010, the Company announced that its Board of Directors had declared a quarterly dividend and distribution of $0.10 per share and OP unit that was paid in cash on April 21, 2010 to stockholders and holders of OP units of record on March 26, 2010.  The dividend and distribution covered the first quarter of 2010 and totaled $5.0 million.  The dividend and distribution were equivalent to an annual rate of $0.40 per share and OP unit.

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

The Company continues to expect to meet long-term liquidity requirements through net cash provided by operations and through additional equity and debt financings, including loans from banks, institutional investors or other lenders, bridge loans, letters of credit, and other lending arrangements, most of which will be secured by mortgages.  Notwithstanding the Company’s expectations discussed above, financial markets continue to experience unusual volatility and uncertainty.  Financial systems throughout the world have become illiquid with banks no longer willing to lend substantial amounts to other banks and borrowers.  Consequently, there is greater uncertainty regarding the Company’s ability to access the credit market in order to attract financing or capital on reasonable terms or on any terms.  The Company may also issue unsecured debt in the future.  However, with the current volatility of the debt and equity markets, there can be no assurance as to the Company’s ability to raise new debt or equity.  The Company does not, in general, expect to meet its long-term liquidity needs through dispositions of its properties. In the event that the Company were to sell any of its properties in the future, depending on which property were to be sold, the Company may need to structure the sale or disposition as a tax deferred transaction which would require the reinvestment of the proceeds from such transaction in another property or, however, the proceeds that would be available to the Company from such sales may be reduced by amounts that the Company may owe under the tax protection agreements entered into in connection with the Company’s formation transactions and certain property acquisitions.  In addition, the Company’s ability to sell certain of its assets could be adversely affected by the general illiquidity of real estate assets and certain additional factors particular to the Company’s portfolio such as the specialized nature of its target property type, property use restrictions and the need to obtain consents or waivers of rights of first refusal or rights of first offers from ground lessors in the case of sales of its properties that are subject to ground leases.

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of March 31, 2010, including the maturities and scheduled principal repayments and the commitments due in connection with the Company’s ground leases and operating leases for the periods indicated (in thousands):

	Remainder of 2010	2011	2012	2013	2014	Thereafter	Total
Obligation:
Long-term debt principal payments and maturities (1)	$24,303	$181,696	$25,185	$16,025	$57,112	$111,891	$416,212
Standby letters of credit (2)	8,257	-	-	-	-	-	8,257
Interest payments (3)	16,379	12,685	10,427	9,394	7,761	16,530	73,176
Purchase commitments (4)	2,140	-	-	-	-	-	2,140
Ground and air rights leases (5)	601	801	439	407	407	11,324	13,979
Operating leases (6)	4,027	4,911	4,128	3,282	3,248	23,621	43,271
Total	$55,707	$200,093	$40,179	$29,108	$68,528	$163,366	$556,981
___________________

(1) Includes notes payable under the Company’s Credit Facility.

(2) As collateral for performance, the Company is contingently liable under standby letters of credit, which also reduces the availability under the Credit Facility.

(3) Assumes one-month LIBOR of 0.25% and Prime Rate of 3.25%, which were the rates as of March 31, 2010.

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

Off-Balance Sheet Arrangements

The Company may guarantee debt in connection with certain of its development activities, including joint ventures, from time to time.  As of March 31, 2010, the Company did not have any such guarantees or other off-balance sheet arrangements outstanding.

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

Recent Accounting Pronouncements

        For additional information, see Note 2 of the accompanying condensed consolidated financial statements in this Form 10-Q.

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

As of March 31, 2010, the Company had $416.2 million of consolidated debt outstanding (excluding any discounts or premiums related to assumed debt).  Of the Company’s total consolidated debt, $70.8 million, or 17.0%, was variable rate debt that is not subject to variable to fixed rate interest rate swap agreements.  Of the Company’s total indebtedness, $345.4 million, or 83.0%, was subject to fixed interest rates, including variable rate debt that is subject to variable to fixed rate swap agreements.  The weighted average interest rate for fixed rate debt was 5.7% as of March 31, 2010.

If LIBOR were to increase by 100 basis points based on March 31, 2010 one-month LIBOR of 0.25%, the increase in interest expense on the Company’s March 31, 2010 variable rate debt would decrease future annual earnings and cash flows by approximately $0.7 million.  Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on the Company’s financial instruments.  These analyses do not consider the effect of any change in overall economic activity that could occur in that environment.  Further, in the event of a change of that magnitude, the Company may take actions to further mitigate the Company’s exposure to the change.  However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in the Company’s financial structure.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of March 31, 2010, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

During the three months ended March 31, 2010, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  There have been no significant changes to the Company’s risk factors during the three months ended March 31, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  REMOVED AND RESERVED

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGDELL SPENCER INC.
Registrant

Date: May 10, 2010                                                                /s/Frank C. Spencer
Frank C. Spencer
President and Chief Executive Officer

Date: May 10, 2010                                                                /s/Charles M. Handy
Charles M. Handy
Senior Vice President and Chief Financial Officer

35