Form 10-Q
period 2010-06-30
Cogdell Spencer Inc.
filed 2010-08-09
CIK 1332896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 50,024,806 shares of common stock, par value $.01 per share, outstanding as of August 4, 2010.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COGDELL SPENCER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	June 30,	December 31,
	2010	2009
Assets
Real estate properties:
Land	$37,269	$33,139
Buildings and improvements	578,885	527,985
Less: Accumulated depreciation	(106,004)	(93,247)

Net operating real estate properties	510,150	467,877
Construction in progress	7,951	43,338

Net real estate properties	518,101	511,215
Cash and cash equivalents	31,196	25,914
Restricted cash	7,888	3,060
Tenant and accounts receivable, net of allowance of $2,624 in 2010 and $2,817 in 2009	8,070	12,993
Goodwill	102,195	108,683
Trade names and trademarks	34,093	41,240
Intangible assets, net of accumulated amortization of $46,385 in 2010 and $43,313 in 2009	18,670	21,742
Other assets	24,018	25,599
Other assets — held for sale	—	2,217

Total assets	$744,231	$752,663

Liabilities and equity
Mortgage notes payable	$291,199	$280,892
Revolving credit facility	55,000	80,000
Term loan	50,000	50,000
Accounts payable	11,081	15,293
Billings in excess of costs and estimated earnings on uncompleted contracts	4,657	13,189
Deferred income taxes	13,543	15,993
Other liabilities	48,123	47,312
Other liabilities — held for sale	—	2,204

Total liabilities	473,603	504,883
Commitments and contingencies
Equity:
Cogdell Spencer Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 50,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 200,000 shares authorized, 49,962 and 42,729 shares issued and outstanding in 2010 and 2009, respectively	500	427
Additional paid-in capital	418,194	370,593
Accumulated other comprehensive loss	(4,843)	(1,861)
Accumulated deficit	(182,332)	(164,321)

Total Cogdell Spencer Inc. stockholders’ equity	231,519	204,838
Noncontrolling interests:
Real estate partnerships	3,810	5,220
Operating partnership	35,299	37,722

Total noncontrolling interests	39,109	42,942

Total equity	270,628	247,780

Total liabilities and equity	$744,231	$752,663

See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenues:
Rental revenue	$20,995	$19,574	$42,240	$39,150
Design-Build contract revenue and other sales	15,236	36,712	50,672	83,101
Property management and other fees	761	863	1,578	1,713
Development management and other income	17	227	120	3,027

Total revenues	37,009	57,376	94,610	126,991
Expenses:
Property operating and management	8,387	7,821	16,585	15,686
Design-Build contracts and development management	11,407	31,242	36,026	71,407
Selling, general, and administrative	9,345	6,675	15,165	13,342
Depreciation and amortization	8,182	8,943	16,266	19,020
Impairment charges	13,635	—	13,635	120,920

Total expenses	50,956	54,681	97,677	240,375

Income (loss) from continuing operations before other income (expense) and income tax benefit	(13,947)	2,695	(3,067)	(113,384)
Other income (expense):
Interest and other income	134	139	294	295
Interest expense	(5,393)	(5,559)	(10,481)	(11,550)
Debt extinguishment and interest rate derivative expense	(9)	(2,490)	(25)	(2,490)
Equity in earnings of unconsolidated real estate partnerships	—	2	3	8

Total other income (expense)	(5,268)	(7,908)	(10,209)	(13,737)

Loss from continuing operations before income tax benefit	(19,215)	(5,213)	(13,276)	(127,121)
Income tax benefit	5,174	2,208	3,448	21,834

Net loss from continuing operations	(14,041)	(3,005)	(9,828)	(105,287)

Discontinued operations:
Income (loss) from discontinued operations	24	(45)	6	(87)
Gain on sale of discontinued operations	264	—	264	—

Total discontinued operations	288	(45)	270	(87)

Net loss	(13,753)	(3,050)	(9,558)	(105,374)

Net loss (income) attributable to the noncontrolling interest in:
Real estate partnerships	(177)	(48)	(489)	(141)
Operating partnership	1,909	783	1,311	32,982

Net loss attributable to Cogdell Spencer Inc.	$(12,021)	$(2,315)	$(8,736)	$(72,533)

Per share data — basic and diluted:
Loss from continuing operations attributable to Cogdell Spencer Inc.	$(0.27)	$(0.09)	$(0.20)	$(3.21)
Income (loss) from discontinued operations attributable to Cogdell Spencer Inc.	0.01	(0.00)	0.00	(0.00)

Net loss per share attributable to Cogdell Spencer Inc.	$(0.26)	$(0.09)	$(0.20)	$(3.21)

Weighted average common shares — basic and diluted	46,111	27,088	44,449	22,569

Net income (loss) attributable to Cogdell Spencer Inc.:
Loss from continuing operations, net of tax	$(12,267)	$(2,285)	$(8,967)	$(72,474)
Income (loss) from discontinued operations	246	(30)	231	(59)

Net loss attributable to Cogdell Spencer Inc.	$(12,021)	$(2,315)	$(8,736)	$(72,533)

See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(unaudited)

			Cogdell Spencer Inc. Stockholders
				Accumulated			Noncontrolling	Noncontrolling
				Other		Additional	Interests in	Interests in
	Total	Comprehensive	Accumulated	Comprehensive	Common	Paid-in	Operating	Real Estate
	Equity	Income (Loss)	Deficit	Loss	Stock	Capital	Partnership	Partnerships
Balance at December 31, 2009	$247,780		$(164,321)	$(1,861)	$427	$370,593	$37,722	$5,220
Comprehensive income (loss):
Net income (loss)	(9,558)	$(9,558)	(8,736)	—	—	—	(1,311)	489
Unrealized loss on interest rate swaps, net of tax	(4,396)	(4,396)	—	(2,970)	—	—	(493)	(933)

Comprehensive loss	(13,954)	$(13,954)	—	—	—	—	—	—

Issuance of common stock, net of costs	47,115		—	—	71	47,044	—	—
Conversion of operating partnership units to common stock	—		—	(12)	1	357	(346)	—
Restricted stock and LTIP unit grants	1,467		—	—	1	200	1,266	—
Dividends and distributions	(11,780)		(9,275)	—	—	—	(1,539)	(966)

Balance at June 30, 2010	$270,628		$(182,332)	$(4,843)	$500	$418,194	$35,299	$3,810

See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(unaudited)

			Cogdell Spencer Inc. Stockholders
				Accumulated			Noncontrolling	Noncontrolling
				Other		Additional	Interests in	Interests in
	Total	Comprehensive	Accumulated	Comprehensive	Common	Paid-in	Operating	Real Estate
	Equity	Loss	Deficit	Loss	Stock	Capital	Partnership	Partnerships
Balance at December 31, 2008	$282,994		$(77,438)	$(5,106)	$177	$275,380	$85,324	$4,657
Comprehensive loss:
Net income (loss)	(105,374)	$(105,374)	(72,533)	—	—	—	(32,982)	141
Unrealized gain on interest rate swaps, net of tax	4,806	4,806	—	3,359	—	—	531	916

Comprehensive loss	(100,568)	$(100,568)

Issuance of common stock, net of costs	76,527		—	—	230	76,297	—	—
Conversion of operating partnership units to common stock	—		—	(474)	18	17,695	(17,239)	—
Restricted stock and LTIP unit grants	818		—	—	—	80	738	—
Amortization of restricted stock grants	50		—	—	—	32	18	—
Dividends and distributions	(11,311)		(8,627)	—	—	—	(2,412)	(272)

Balance at June 30, 2009	$248,510		$(158,598)	$(2,221)	$425	$369,484	$33,978	$5,442

See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	For the Six Months Ended
	June 30, 2010	June 30, 2009
Operating activities:
Net loss	$(9,558)	$(105,374)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	16,266	19,089
Amortization of acquired above market leases and acquired below market leases, net (including amounts in discontinued operations)	(233)	(255)
Straight-line rental revenue	(452)	(235)
Amortization of deferred finance costs and debt premium	774	824
Provision for bad debts	(193)	9
Deferred income taxes	(2,589)	(21,223)
Deferred tax expense on intersegment profits	(1,078)	(748)
Equity-based compensation	1,162	868
Equity in earnings of unconsolidated real estate partnerships	(3)	(8)
Change in fair value of interest rate swap agreements	(536)	(315)
Debt extinguishment and interest rate derivative expense	25	2,490
Impairment of goodwill, trade names and trademarks and intangible assets	13,635	120,920
Gain on sale of real estate property	(264)	—
Changes in operating assets and liabilities:
Tenant and accounts receivable and other assets	5,829	13,255
Accounts payable and other liabilities	(3,175)	(17,640)
Billings in excess of costs and estimated earnings on uncompleted contracts	(8,532)	4,531

Net cash provided by operating activities	11,078	16,188
Investing activities:
Investment in real estate properties	(22,023)	(19,782)
Proceeds from sales-type capital lease	153	153
Proceeds from disposal of discontinued operations	2,481	—
Purchase of corporate property, plant and equipment	(287)	(1,287)
Distributions received from unconsolidated real estate partnerships	4	5
Increase in restricted cash	(4,828)	(118)

Net cash used in investing activities	(24,500)	(21,029)
Financing activities:
Proceeds from mortgage notes payable	14,047	25,940
Repayments of mortgage notes payable	(5,948)	(11,018)
Proceeds from revolving credit facility	4,000	2,000
Repayments to revolving credit facility	(29,000)	(46,500)
Repayment of term loan	—	(50,000)
Net proceeds from sale of common stock	47,115	76,527
Dividends and distributions	(10,173)	(12,143)
Distributions to noncontrolling interests in real estate partnerships	(966)	(272)
Payment of financing costs	(371)	(953)

Net cash provided by (used in) financing activities	18,704	(16,419)

Increase (decrease) in cash and cash equivalents	5,282	(21,260)
Balance at beginning of period	25,914	34,668

Balance at end of period	$31,196	$13,408

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$10,831	$10,685

Cash paid for income taxes	$73	$10

Non-cash investing and financing activities:
Investment in real estate properties included in accounts payable and other liabilities	$717	$4,455
Accrued dividends and distributions	5,781	5,007
Operating Partnership Units converted into common stock	357	17,714
Equity-based compensation capitalized in real estate properties	305	—
See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Business
Cogdell Spencer Inc., incorporated in Maryland in 2005, together with its subsidiaries (the “Company”) is a fully-integrated, self-administered, and self-managed real estate investment trust (“REIT”) that invests in specialty office buildings for the medical profession, including medical offices and ambulatory surgery and diagnostic centers. The Company focuses on the ownership, delivery, acquisition, and management of strategically located medical office buildings and other healthcare related facilities in the United States of America. The Company has been built around understanding and addressing the full range of specialized real estate needs of the healthcare industry. The Company operates its business through Cogdell Spencer LP, its operating partnership subsidiary (the “Operating Partnership”), and its subsidiaries. The Company has two segments: (1) Property Operations and (2) Design-Build and Development. Property Operations manages a portfolio of healthcare properties for which the Company has full or partial ownership interest as well as properties owned by third parties. Design-Build and Development provides strategic planning, design, construction, development, and project management services for properties owned by the Company and for third parties.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and represent the assets and liabilities and operating results of the Company. The condensed consolidated financial statements include the Company’s accounts, its wholly-owned subsidiaries, as well as the Operating Partnership and its subsidiaries. The condensed consolidated financial statements also include any partnerships for which the Company or its subsidiaries is the general partner or the managing member and the rights of the limited partners do not overcome the presumption of control by the general partner or managing member. The Company reviews its interests in entities to determine if the entity’s assets, liabilities, noncontrolling interests and results of activities should be included in the condensed consolidated financial statements in accordance with GAAP. All significant intercompany balances and transactions have been eliminated in consolidation.
Interim Financial Statements
The condensed consolidated financial statements for the three and six months ended June 30, 2010 and 2009 are unaudited, but include all adjustments consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations, changes in equity and cash flows for such periods. Operating results for the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal years of 2010 or 2009 or any other future period. These condensed consolidated financial statements do not include all disclosures required by GAAP for annual consolidated financial statements. The Company’s audited consolidated financial statements are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and should be read in conjunction with these interim financial statements.
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

Concentrations and Credit Risk
The Company maintains its cash in commercial banks. Balances on deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to specific limits. Balances on deposit in excess of FDIC limits are uninsured. At June 30, 2010, the Company had bank cash balances of $32.6 million in excess of FDIC insured limits.
Two customers accounted for more than 10% of tenant and accounts receivable at June 30, 2010. One customer accounted for more than 10% of revenue for the three months ended June 30, 2010. Two customers accounted for more than 10% of revenue for the six months ended June 30, 2010.
One customer accounted for more than 10% of tenant and accounts receivable at June 30, 2009. Two customers accounted for more than 10% of revenue for the three months ended June 30, 2009. One customer accounted for more than 10% of revenue for the six months ended June 30, 2009.
Fair Value
The Company defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
The Company utilizes the GAAP fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In instances when the inputs used to measure fair value may fall into multiple levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
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
The Company has estimated the fair value of debt utilizing present value techniques taking into consideration current market conditions. At June 30, 2010, the carrying amount and estimated fair value of debt was approximately $396.2 million and $399.6 million, respectively.
See Note 9 of the accompanying condensed consolidated financial statements in this Form 10-Q regarding the fair value of the Company’s interest rate swap agreements.
Reclassification
During 2009, the Company reclassified the Harbison Medical Office Building, a wholly-owned real estate property, as discontinued operations. Accordingly, the Company has reclassified the assets and liabilities related to this discontinued operations real estate property to Other assets — held for sale and Other liabilities — held for sale, respectively, as well as the results of operations to Loss from discontinued operations in the consolidated statement of operations in this Form 10-Q for the three and six months ended June 30, 2010 and 2009. The Company sold this property in the second quarter of 2010. This asset was part of the Property Operations segment.

Recent Accounting Pronouncements
In June 2009, the FASB issued an accounting standard, codified in Accounting Standards Codification (“ASC”) 810, Consolidation, which revises the consolidation guidance for variable-interest entities (“VIE”). The revisions include (1) no longer exempting qualifying special-purpose entities from the scope of the guidance, (2) requiring the continuous reconsideration for determining whether an enterprise is the primary beneficiary of another entity, (3) ignoring kick-out rights unless the rights are held by a single enterprise and (4) requiring consolidation if an entity has power and receives benefits or absorbs losses that are potentially significant to the VIE and not requiring consolidation if power is shared amongst unrelated parties. The revisions also include the enhancement of disclosure requirements. The adoption of this standard had no impact on the Company’s balance sheet, statement of operations, or changes in equity.
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
In February 2010, the FASB issued additional guidance, codified in ASC 855, Subsequent Events, which includes, among other things, an exemption for SEC filers from the requirement to disclose the date through which subsequent events have been evaluated. Accordingly, the Company has removed this disclosure from this Note 2 of the accompanying condensed consolidated financial statements in this Form 10-Q.
3. Investments in Real Estate Partnerships
As of June 30, 2010, the Company had an ownership interest in eight (nine as of August 6, 2010 with the addition of Bonney Lake MOB Investors, LLC) limited liability companies or limited partnerships.
The following is a description of the unconsolidated entities:
•	Cogdell Spencer Medical Partners LLC, a Delaware limited liability company, founded in 2008, has no assets or liabilities, and is 20.0% owned by the Company;
•	BSB Health/MOB Limited Partnership No. 2, a Delaware limited partnership, founded in 2002, owns nine medical office buildings, and is 2.0% owned by the Company;
•	Shannon Health/MOB Limited Partnership No. 1, a Delaware limited partnership, founded in 2001, owns ten medical office buildings, and is 2.0% owned by the Company; and
•	McLeod Medical Partners, LLC, a South Carolina limited liability company, founded in 1982, owns three medical office buildings, and is 1.1% owned by the Company.
The following is a description of the consolidated entities:
•	Bonney Lake MOB Investors, LLC, a Washington limited liability company, founded in 2009, has one medical office building under construction, and is 61.7% owned by the Company as of August 6, 2010 (100% owned by the Company as of June 30, 2010);
•	Genesis Property Holdings, LLC, a Florida limited liability company, founded in 2007, owns one medical office building, and is 40.0% owned by the Company;
•	Cogdell Health Campus MOB, LP, a Pennsylvania limited partnership, founded in 2006, owns one medical office building, and is 80.9% owned by the Company;
•	Mebane Medical Investors, LLC, a North Carolina limited liability company, founded in 2006, owns one medical office building, and is 35.1% owned by the Company; and

•	Rocky Mount MOB, LLC, a North Carolina limited liability company, founded in 2002, owns one medical office building, and is 34.5% owned by the Company.

The Company is the general partner or managing member of these real estate partnerships and manages the properties owned by these entities. The Company may receive design/build revenue, development fees, property management fees, leasing fees, and expense reimbursements from these real estate partnerships. For consolidated entities, these revenues and corresponding expenses are eliminated in consolidation.
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

	June 30, 2010	December 31, 2009
Financial position:
Total assets	$55,052	$54,725
Total liabilities	48,463	48,672
Member’s equity	6,589	6,053

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Results of operations:
Total revenues	$3,072	$3,091	$6,197	$6,232
Operating and general and administrative expenses	1,460	1,542	2,922	2,859
Net income	229	143	500	556
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
The following table represents the segment information for the three months ended June 30, 2010 (in thousands):

		Design-Build
	Property	and	Intersegment	Unallocated
	Operations	Development	Eliminations	and Other	Total

Revenues:
Rental revenue	$21,018	$—	$(23)	$—	$20,995
Design-Build contract revenue and other sales	—	24,229	(8,993)	—	15,236
Property management and other fees	761	—	—	—	761
Development management and other income	—	2,266	(2,249)	—	17

Total revenues	21,779	26,495	(11,265)	—	37,009

Certain operating expenses:
Property operating and management	8,387	—	—	—	8,387
Design-Build contracts and development management	—	20,940	(9,533)	—	11,407
Selling, general, and administrative	—	4,606	(23)	—	4,583
Impairment charges	—	13,635	—	—	13,635

Total certain operating expenses	8,387	39,181	(9,556)	—	38,012

	13,392	(12,686)	(1,709)	—	(1,003)

Interest and other income	134	—	—	—	134
Corporate general and administrative expenses	—	—	—	(4,762)	(4,762)
Interest expense	—	—	—	(5,393)	(5,393)
Interest rate derivative expense	—	—	—	(9)	(9)
Benefit from income taxes applicable to funds from operations modified	—	—	—	4,935	4,935
Non-real estate related depreciation and amortization	—	(237)	—	(60)	(297)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	3	—	—	—	3
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(479)	—	—	—	(479)
Income from discontinued operations before gain on sale	(7)	—	—	31	24

Funds from operations modified (FFOM)	13,043	(12,923)	(1,709)	(5,258)	(6,847)

Amortization of intangibles related to purchase accounting, net of income tax benefit	(42)	(571)	—	239	(374)

Funds from operations (FFO)	13,001	(13,494)	(1,709)	(5,019)	(7,221)

Real estate related depreciation and amortization	(7,275)	—	—	—	(7,275)
Gain on sale of real estate property	264	—	—	—	264
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	479	—	—	—	479

Net income (loss)	6,469	(13,494)	(1,709)	(5,019)	(13,753)
Net income (loss) attributable to the noncontrolling interest in:
Real estate partnerships	(177)	—	—	—	(177)
Operating partnership	—	—	—	1,909	1,909

Net income (loss) attributable to Cogdell Spencer Inc.	$6,292	$(13,494)	$(1,709)	$(3,110)	$(12,021)

Total assets	$577,286	$166,607	$—	$338	$744,231

The following table represents the segment information for the three months ended June 30, 2009 (in thousands):

		Design-Build
	Property	and	Intersegment	Unallocated
	Operations	Development	Eliminations	and Other	Total

Revenues:
Rental revenue	$19,597	$—	$(23)	$—	$19,574
Design-Build contract revenue and other sales	—	42,009	(5,297)	—	36,712
Property management and other fees	863	—	—	—	863
Development management and other income	—	1,434	(1,207)	—	227

Total revenues	20,460	43,443	(6,527)	—	57,376

Certain operating expenses:
Property operating and management	7,821	—	—	—	7,821
Design-Build contracts and development management	—	35,948	(4,706)	—	31,242
Selling, general, and administrative	—	4,122	(23)	—	4,099

Total certain operating expenses	7,821	40,070	(4,729)	—	43,162

	12,639	3,373	(1,798)	—	14,214

Interest and other income	129	2	—	8	139
Corporate general and administrative expenses	—	—	—	(2,576)	(2,576)
Interest expense	—	—	—	(5,559)	(5,559)
Debt extinguishment and interest rate derivative expense	—	—	—	(2,490)	(2,490)
Benefit from income taxes applicable to funds from operations modified	—	—	—	1,670	1,670
Non-real estate related depreciation and amortization	—	(196)	—	(57)	(253)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	4	—	—	—	4
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(224)	—	—	—	(224)
Income from discontinued operations	25	—	—	(35)	(10)

Funds from operations modified (FFOM)	12,573	3,179	(1,798)	(9,039)	4,915

Amortization of intangibles related to purchase accounting, net of income tax benefit	(42)	(1,338)	—	538	(842)

Funds from operations (FFO)	12,531	1,841	(1,798)	(8,501)	4,073

Real estate related depreciation and amortization	(7,347)	—	—	—	(7,347)
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	224	—	—	—	224

Net income (loss)	5,408	1,841	(1,798)	(8,501)	(3,050)
Net loss (income) attributable to the noncontrolling interest in:
Real estate partnerships	(48)	—	—	—	(48)
Operating partnership	—	—	—	783	783

Net income (loss) attributable to Cogdell Spencer Inc.	$5,360	$1,841	$(1,798)	$(7,718)	$(2,315)

Total assets	$549,460	$200,656	$—	$852	$750,968

The following table represents the segment information for the six months ended June 30, 2010 (in thousands):

		Design-Build
	Property	and	Intersegment	Unallocated
	Operations	Development	Eliminations	and Other	Total

Revenues:
Rental revenue	$42,286	$—	$(46)	$—	$42,240
Design-Build contract revenue and other sales	—	63,429	(12,757)	—	50,672
Property management and other fees	1,578	—	—	—	1,578
Development management and other income	—	3,152	(3,032)	—	120

Total revenues	43,864	66,581	(15,835)	—	94,610

Certain operating expenses:
Property operating and management	16,585	—	—	—	16,585
Design-Build contracts and development management	—	49,588	(13,562)	—	36,026
Selling, general, and administrative	—	8,495	(46)	—	8,449
Impairment charges	—	13,635	—	—	13,635

Total certain operating expenses	16,585	71,718	(13,608)	—	74,695

	27,279	(5,137)	(2,227)	—	19,915

Interest and other income	280	3	—	11	294
Corporate general and administrative expenses	—	—	—	(6,716)	(6,716)
Interest expense	—	—	—	(10,481)	(10,481)
Interest rate derivative expense	—	—	—	(25)	(25)
Benefit from income taxes applicable to funds from operations modified	—	—	—	2,970	2,970
Non-real estate related depreciation and amortization	—	(457)	—	(118)	(575)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	9	—	—	—	9
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(1,094)	—	—	—	(1,094)
Income from discontinued operations before gain on sale	9	—	—	(3)	6

Funds from operations modified (FFOM)	26,483	(5,591)	(2,227)	(14,362)	4,303

Amortization of intangibles related to purchase accounting, net of income tax benefit	(85)	(1,141)	—	478	(748)

Funds from operations (FFO)	26,398	(6,732)	(2,227)	(13,884)	3,555

Real estate related depreciation and amortization	(14,471)	—	—	—	(14,471)
Gain on sale of real estate property	264	—	—	—	264
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	1,094	—	—	—	1,094

Net income (loss)	13,285	(6,732)	(2,227)	(13,884)	(9,558)
Net loss attributable to the noncontrolling interest in:
Real estate partnerships	(489)	—	—	—	(489)
Operating partnership	—	—	—	1,311	1,311

Net income (loss) attributable to Cogdell Spencer Inc.	$12,796	$(6,732)	$(2,227)	$(12,573)	$(8,736)

Total assets	$577,286	$166,607	$—	$338	$744,231

The following table represents the segment information for the six months ended June 30, 2009 (in thousands):

		Design-Build
	Property	and	Intersegment	Unallocated
	Operations	Development	Eliminations	and Other	Total

Revenues:
Rental revenue	$39,197	$—	$(47)	$—	$39,150
Design-Build contract revenue and other sales	—	93,169	(10,068)	—	83,101
Property management and other fees	1,713	—	—	—	1,713
Development management and other income	—	5,070	(2,043)	—	3,027

Total revenues	40,910	98,239	(12,158)	—	126,991

Certain operating expenses:
Property operating and management	15,686	—	—	—	15,686
Design-Build contracts and development management	—	81,066	(9,659)	—	71,407
Selling, general, and administrative	—	8,660	(47)	—	8,613
Impairment charges	—	120,920	—	—	120,920

Total certain operating expenses	15,686	210,646	(9,706)	—	216,626

	25,224	(112,407)	(2,452)	—	(89,635)

Interest and other income	270	4	—	21	295
Corporate general and administrative expenses	—	—	—	(4,729)	(4,729)
Interest expense	—	—	—	(11,550)	(11,550)
Debt extinguishment and interest rate derivative expense	—	—	—	(2,490)	(2,490)
Benefit from income taxes applicable to funds from operations modified	—	—	—	20,311	20,311
Non-real estate related depreciation and amortization	—	(390)	—	(111)	(501)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	14	—	—	—	14
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(470)	—	—	—	(470)
Income from discontinued operations	52	—	—	(70)	(18)

Funds from operations modified (FFOM)	25,090	(112,793)	(2,452)	1,382	(88,773)

Amortization of intangibles related to purchase accounting, net of income tax benefit	(85)	(3,820)	—	1,523	(2,382)

Funds from operations (FFO)	25,005	(116,613)	(2,452)	2,905	(91,155)

Real estate related depreciation and amortization	(14,689)	—	—	—	(14,689)
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	470	—	—	—	470

Net income (loss)	10,786	(116,613)	(2,452)	2,905	(105,374)
Net income (loss) attributable to the noncontrolling interest in:
Real estate partnerships	(141)	—	—	—	(141)
Operating partnership	—	—	—	32,982	32,982

Net income (loss) attributable to Cogdell Spencer Inc.	$10,645	$(116,613)	$(2,452)	$35,887	$(72,533)

Total assets	$549,460	$200,656	$—	$852	$750,968

5. Discontinued Operations
In June 2010, the Company sold Harbison Medical Office Building, located in Columbia, South Carolina for $2.5 million and recorded a gain on sale of $0.3 million. In 2009, the criteria for classification as held for sale were met and the assets and liabilities related to this discontinued operations real estate property were reclassified to Other assets — held for sale and Other liabilities — held for sale, respectively, as well as the results of operations to income (loss) from discontinued operations in the consolidated statement of operations in this Form 10-Q for the three and six months ended June 30, 2010 and 2009. Below is a summary of discontinued operations for the real estate property reclassified to discontinued operations (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenues-
Rental revenues	$61	$89	$139	$177

Total revenues	61	89	139	177
Expenses:
Property operating and management	68	64	130	125
Depreciation and amortization	—	35	—	69
Interest expense	(31)	35	3	69

Total expenses	37	134	133	263

Income (loss) from discontinued operations before gain on sale of real estate property	24	(45)	6	(86)
Gain on sale of real estate property	264	—	264	—

Total discontinued operations	$288	$(45)	$270	$(86)

6. Contracts
Revenue and billings to date on uncompleted contracts, from their inception, as of June 30, 2010 and December 31, 2009, are as follows (in thousands):

	June 30,	December 31,
	2010	2009

Costs and estimated earnings on uncompleted contracts	$52,064	$79,374
Billings to date	(54,801)	(90,701)

Net billings in excess of costs and estimated earnings	$(2,737)	$(11,327)

These amounts are included in the condensed consolidated balance sheet at June 30, 2010 and December 31, 2009 as shown below (in thousands). At June 30, 2010 and December 31, 2009, the Company had retainage receivables of $2.8 million and $4.5 million, respectively, which are included in Tenant and accounts receivable in the condensed consolidated balance sheets in this Form 10-Q.

	June 30,	December 31,
	2010	2009

Costs and estimated earnings in excess of billings (1)	$1,920	$1,862
Billings in excess of costs and estimated earnings	(4,657)	(13,189)

Net billings in excess of costs and estimated earnings	$(2,737)	$(11,327)

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
An interim review of the Company’s intangible assets associated with the Design-Build and Development business segment was performed on June 30, 2010, due to indicators of impairment including a decrease in the market value of comparable engineering and construction companies, a decrease in the Company’s forecasted cash flow projections for this business segment resulting from negative macro-economic factors and continual delays in new project construction starts, and a reduction in workforce that occurred within the business segment. As a result of the June 30, 2010 review, the Company recorded, during the three and six months ended June 30, 2010, a pre-tax, non-cash impairment charge of $13.6 million and the Company recognized a non-cash income tax benefit of $2.8 million, resulting in an after-tax impairment charge of $10.8 million.
The following table presents information about the Company’s goodwill and certain intangible assets measured at fair value as of June 30, 2010, the date at which the Company recorded an after-tax, non-cash impairment charge of $10.8 million (in thousands):

	Recorded Value as	Fair Value Measurement as of June 30, 2010
Description	of June 30, 2010	Level 1	Level 2	Level 3	Total Losses
Goodwill	$102,195	$—	$—	$102,195	$(6,488)
Trade names and trademarks	34,093	—	—	34,093	(7,147)
Acquired signed contracts	—	—	—	4,736	—
Acquired proposals	895	—	—	1,101	—
Acquired customer relationships	1,399	—	—	2,475	—

	$138,582	$—	$—	$144,600	$(13,635)

See Note 2 of the accompanying condensed consolidated financial statements in this Form 10-Q for a discussion of the Company’s accounting policy regarding the fair value of financial and non-financial assets.
An interim review of the Design-Build and Development business segment’s intangible assets was also performed on March 31, 2009, due to a decline in the Company’s stock price, a decline in the cash flow multiples for comparable public engineering and construction companies, and changes in the cash flow projections for the Design-Build and Development business segment resulting from a decline in backlog and delays and cancellations of client building projects. As a result of the March 31, 2009 review, the Company recorded, during the three months ended March 31, 2009, a pre-tax, non-cash impairment charge of $120.9 million and the Company recognized a non-cash income tax benefit of $19.2 million, resulting in an after-tax impairment charge of $101.7 million. The Company determined that there were no impairment indicators and therefore an interim review was not necessary during the three months ended June 30, 2009.
The following table presents information about the Company’s goodwill and certain intangible assets measured at fair value as of March 31, 2009, the date at which the Company recorded an after-tax, non-cash impairment charge of $101.7 million (in thousands):

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
The goodwill impairment review at June 30, 2010, December 31, 2009, and March 31, 2009 involved a two-step process. The first step was a comparison of the reporting unit’s fair value to its carrying value. Fair value was estimated by using two approaches, an income approach and a market approach. Each approach was weighted 50% in the Company’s analysis. The income approach uses the reporting unit’s projected operating results and discounted cash flows using a weighted-average cost of capital that reflects current market conditions, which was 14.0% for the June 30, 2010 and December 31, 2009 reviews and 14.5% for the March 31, 2009 review. The cash flow projections use estimates of economic and market information over the projection period, including growth rates in revenues and costs and estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures, and changes in future working capital requirements. The market approach estimates fair value by applying cash flow multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and profitability characteristics. Additionally, the Company reconciled the total of the estimated fair values of all its reporting units to its market capitalization to determine if the sum of the individual fair values is reasonable compared to the external market indicators.
If the carrying value of the reporting unit is higher than its fair value, as it was for June 30, 2010 and March 31, 2009, then an indication of impairment may exist and a second step must be performed to measure the amount of impairment. The amount of impairment is determined by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of the goodwill calculated in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill, then an impairment charge for the difference would be recorded.
For non-amortizing intangible assets, the Company estimates fair value by applying an estimated market royalty rate, 2.0% for the June 30, 2010, December 31, 2009, and March 31, 2009 reviews, to projected revenues, which are then discounted using a weighted-average cost of capital that reflects current market conditions, which was 14.0% for the June 30, 2010 and December 31, 2009 reviews and 14.5% for the March 31, 2009 review.
For amortizing intangible assets, the Company estimates fair value by applying the excess earnings method which uses the estimated future cash flows attributable to an asset for a discrete projection period less capital charges for use of all business assets, with the result then discounted using a rate of return that considers the relative risk of achieving the cash flow and the time value of money and then combined with the amortization tax benefit of the asset.

The following tables show the change in carrying value related to the Design-Build and Development business segment’s intangible assets from the March 31, 2009 measurement date to December 31, 2009 and from December 31, 2009 to the June 30, 2010 measurement date (in thousands):

		Recorded Value	Amortization for the	Impairment Charges	Recorded Value
		as of	Six Months Ended	Recorded as of	as of
	Location of Asset	June 30, 2010	June 30, 2010	June 30, 2010	December 31, 2009
Goodwill	Goodwill	$102,195	n/a	$(6,488)	$108,683
Trade names and trademarks	Trade names and trademarks	34,093	n/a	(7,147)	41,240
Acquired signed contracts	Intangible assets	—	$—	—	—
Acquired proposals	Intangible assets	895	(894)	—	1,789
Acquired customer relationships	Intangible assets	1,399	(246)	—	1,645

		$138,582	$(1,140)	$(13,635)	$153,357

		Recorded Value	Amortization for the	Impairment Charges	Recorded Value
		as of	Nine Months Ended	Recorded as of	as of
	Location of Asset	December 31, 2009	December 31, 2009	March 31, 2009	March 31, 2009
Goodwill	Goodwill	$108,683	n/a	$(71,755)	$108,683
Trade names and trademarks	Trade names and trademarks	41,240	n/a	(34,728)	41,240
Acquired signed contracts	Intangible assets	—	$(1,398)	—	1,398
Acquired proposals	Intangible assets	1,789	(340)	(1,833)	2,129
Acquired customer relationships	Intangible assets	1,645	(144)	(12,604)	1,789

		$153,357	$(1,882)	$(120,920)	$155,239

Goodwill and trade names and trademarks are not amortized and are associated with the Design-Build and Development business segment. The following table shows the change in carrying value related to goodwill and trade names and trademarks intangible assets for the periods shown (in thousands):

	Six Months Ended June 30, 2010			Year Ended December 31, 2009
		Accumulated	Net		Accumulated	Net
	Gross Amount	Impairment	Carrying Value	Gross Amount	Impairment	Carrying Value
Goodwill as of January 1	$180,438	$71,755	$108,683	$180,438	$—	$180,438
Accumulated impairment losses	—	6,488	(6,488)	—	71,755	(71,755)

Goodwill at end of period	$180,438	$78,243	$102,195	$180,438	$71,755	$108,683

Trade names and trademarks as of January 1	$75,968	$34,728	$41,240	$75,968	$—	$75,968
Accumulated impairment losses	—	7,147	(7,147)	—	34,728	(34,728)

Trade names and trademarks at end of period	$75,968	$41,875	$34,093	$75,968	$34,728	$41,240

Amortizing intangible assets consisted of the following for the periods shown (in thousands):

	June 30, 2010		December 31, 2009
		Accumulated		Accumulated
	Gross Amount	Amortization	Gross Amount	Amortization
Acquired signed contracts	$13,253	$13,253	$13,253	$13,253
Acquired proposals	2,129	1,234	2,129	340
Acquired customer relationships	1,789	390	1,789	144
Acquired above market leases	1,559	1,056	1,559	955
Acquired in place lease value and deferred leasing costs	40,666	29,194	40,666	27,512
Acquired ground leases	3,562	579	3,562	515
Acquired property management contracts	2,097	679	2,097	594

Total amortizing intangible assets	$65,055	$46,385	$65,055	$43,313

Amortization expense related to intangibles for the six months ended June 30, 2010 and 2009 was $3.1 million and $6.4 million, respectively. The Company expects to recognize amortization expense from the acquired intangible assets for the remainder of the current year 2010 and thereafter as follows (in thousands):

Future
Amortization
For the year ending:	Expense
Remainder of 2010	$2,719
2011	3,452
2012	2,461
2013	1,534
2014	1,390
Thereafter	7,114

$18,670

8. Mortgage Notes Payable and Borrowing Agreements
Scheduled Maturities
The Company’s mortgages are collateralized by property; principal and interest payments are generally made monthly. Scheduled maturities of mortgages, notes payable under the $150.0 million secured revolving credit facility (“Credit Facility”), and the $50.0 million senior secured term facility (“Term Loan”) as of June 30, 2010, are as follows (in thousands):

For the year ending:	Total
Remainder of 2010	$8,607
2011	169,233
2012	24,900
2013	15,758
2014	60,812
Thereafter	116,814

$396,124

The Term Loan’s financial covenants require a maximum consolidated senior indebtedness to adjusted consolidated EBITDA of 3.50 to 1.00. As of June 30, 2010, the Company’s ratio for this covenant is 2.39 to 1.00. Unless the Company achieves a minimum trailing twelve months adjusted consolidated EBITDA of $14.3 million, it must prepay an adequate amount of the Term Loan’s principal balance in order to avoid a breach of the maximum consolidated senior indebtedness to adjusted consolidated EBITDA covenant ratio. The Company believes it has adequate resources from available cash and cash equivalents and its Credit Facility to make any necessary prepayment at any future reporting date.
In April 2010, the Company refinanced the Mulberry Medical Park (Lenoir, North Carolina) mortgage note payable. The principal balance was unchanged at $0.9 million. The mortgage note payable matures in September 2011, has a fixed interest rate of 6.25%, and requires monthly principal and interest payments based on an approximate ten year amortization.
In May 2010, the Company exercised its options to extend for one year the Alamance Regional Mebane Outpatient Center (Mebane, North Carolina) mortgage note payables, which now mature in May 2011. In connection with the extension, the Company repaid $1.3 million of principal. Interest rate terms were unchanged.
In June 2010, the Company obtained a construction note payable related to its Puyallup, Washington project. The mortgage note payable has a maximum principal balance of $16.3 million and a fixed interest rate between 7.10% and 7.50% based on leasing and operating income conditions. During the construction period, the interest rate is 7.85%. Monthly payments are interest only during the construction period and after construction completion, the monthly payments will be principal and interest based on a 25 year amortization. The mortgage note payable matures in June 2015.
In July 2010, the Company obtained construction note payable related to its Bonney Lake, Washington project. The mortgage note payable has a maximum principal balance of $11.5 million and an interest rate of LIBOR plus 3.25%. Monthly payments are interest only during the construction period and after construction completion, the monthly payments will be principal and interest based on a 25 year amortization. The mortgage note payable matures in January 2018.
The Credit Facility will terminate and all amounts outstanding thereunder shall be due and payable in March 2011. The Credit Facility provides for a one-year extension at the Company’s option conditioned upon the Lenders being satisfied with the Company and its subsidiaries’ financial condition and liquidity, and taking into consideration any payment, extension or refinancing of the Term Loan. As of June 30, 2010, the Company expects to exercise the extension option. There can be no assurance if and on what terms the Lenders may be willing to extend the Credit Facility upon its maturity in March 2011.
The Company has $50.0 million outstanding under a $50.0 million Term Loan. The Term Loan was initially $100.0 million and the Company repaid $50.0 million in June 2009. The Term Loan is secured by the stock and certain accounts receivable of the Design-Build and Development segment and is guaranteed by the Company. The Term Loan matures in March 2011, and is subject to a one-time right to a one-year extension at the Company’s option. As of June 30, 2010, the Company expects to exercise the extension option.
At June 30, 2010, the Company believes it was in compliance with all its loan covenants. See “Liquidity and Capital Resources” in the Management Discussion and Analysis section of this Form 10-Q.

9. Derivative Financial Instruments
Interest rate swap agreements are utilized to reduce exposure to variable interest rates associated with certain mortgage notes payable, the Term Loan, and the Credit Facility. These agreements involve an exchange of fixed and floating interest payments without the exchange of the underlying principal amount (the “notional amount”). The interest rate swap agreements are reported at fair value in the condensed consolidated balance sheet within “Other assets” or “Other liabilities” and changes in the fair value, net of tax where applicable, are reported in accumulated other comprehensive income (loss) (“AOCI”) exclusive of ineffectiveness amounts. The following table summarizes the terms of the agreements and their fair values at June 30, 2010 and December 31, 2009 (dollars in thousands):

	As of June 30, 2010					June 30, 2010		December 31, 2009
	Notional			Effective	Expiration
Entity/Property	Amount	Receive Rate	Pay Rate	Date	Date	Asset	Liability	Asset	Liability
MEA Holdings, LLC	$100,000	1 Month LIBOR	2.82%	4/1/2008	3/1/2011	$—	$1,542	$—	$2,397
Cogdell Spencer LP	30,000	1 Month LIBOR	3.11%	10/15/2008	3/10/2011	—	541	—	697
St. Francis Community MOB LLC	6,779	1 Month LIBOR	3.32%	10/15/2008	6/15/2011	—	189	—	246
St. Francis Medical Plaza (Greenville)	7,282	1 Month LIBOR	3.32%	10/15/2008	6/15/2011	—	203	—	264
Beaufort Medical Plaza	4,700	1 Month LIBOR	3.80%	8/18/2008	8/18/2011	—	176	—	216
East Jefferson Medical Plaza	11,600	1 Month LIBOR	1.80%	1/15/2009	12/23/2011	—	205	—	121
River Hills Medical Plaza	3,472	1 Month LIBOR	1.78%	1/15/2009	1/31/2012	—	58		33
HealthPartners Medical Office Building	5,900	1 Month LIBOR	3.55%	6/1/2010	11/1/2014	—	855	—	186
Lancaster ASC MOB	10,513	1 Month LIBOR	4.03%	3/14/2008	3/2/2015	—	1,017	—	567
Woodlands Center for Specialized Medicine	16,751	1 Month LIBOR	4.71%	4/1/2010	10/1/2018	—	2,577	—	1,166
Medical Center Physicians Tower	14,770	1 Month LIBOR	3.69%	9/1/2010	3/1/2019	—	1,064	271	—
University Physicians — Grants Ferry	10,439	1 Month LIBOR	3.70%	10/1/2010	4/1/2019	—	729	217	—

						$—	$9,156	$488	$5,893

The following table shows the effect of the Company’s derivative instruments designated as cash flow hedges for the three months ended June 30, 2010 (in thousands):

Three Months Ended June 30, 2010
		Location of Gain or	Gain or (Loss)
		(Loss) Reclassified	Reclassified from
	Gain or (Loss)	from AOCI,	AOCI,
	Recognized in AOCI,	Noncontrolling	Noncontrolling
	Noncontrolling	Interests in	Interests in
	Interests in	Operating	Operating	Location of Gain or	Gain or (Loss)
	Operating	Partnership, and	Partnership, and	(Loss) Recognized -	Recognized -
	Partnership, and	Noncontrolling	Noncontrolling	Ineffective Portion	Ineffective Portion
	Noncontrolling	Interests in Real	Interests in Real	and Amount	and Amount
	Interests in Real	Estate Partnerships	Estate Partnerships	Excluded from	Excluded from
	Estate Partnerships -	into Income -	into Income -	Effectiveness	Effectiveness
	Effective Portion (1)	Effective Portion	Effective Portion (1)	Testing	Testing
Interest rate swap agreements	$(2,932)	Interest Expense	$(1,741)	Interest rate derivative expense	$(10)
The following table shows the effect of the Company’s derivative instruments designated as cash flow hedges for the six months ended June 30, 2010 (in thousands):

Six Months Ended June 30, 2010
		Location of Gain or	Gain or (Loss)
		(Loss) Reclassified	Reclassified from
	Gain or (Loss)	from AOCI,	AOCI,
	Recognized in AOCI,	Noncontrolling	Noncontrolling
	Noncontrolling	Interests in	Interests in
	Interests in	Operating	Operating	Location of Gain or	Gain or (Loss)
	Operating	Partnership, and	Partnership, and	(Loss) Recognized -	Recognized -
	Partnership, and	Noncontrolling	Noncontrolling	Ineffective Portion	Ineffective Portion
	Noncontrolling	Interests in Real	Interests in Real	and Amount	and Amount
	Interests in Real	Estate Partnerships	Estate Partnerships	Excluded from	Excluded from
	Estate Partnerships -	into Income -	into Income -	Effectiveness	Effectiveness
	Effective Portion (1)	Effective Portion	Effective Portion (1)	Testing	Testing
Interest rate swap agreements	$(4,396)	Interest Expense	$(1,995)	Interest rate derivative expense	$(25)

The following table shows the effect of the Company’s derivative instruments designated as cash flow hedges for the three months ended June 30, 2009 (in thousands):

Three Months Ended June 30, 2009
		Location of Gain or	Gain or (Loss)
		(Loss) Reclassified	Reclassified from
	Gain or (Loss)	from AOCI,	AOCI,
	Recognized in AOCI,	Noncontrolling	Noncontrolling
	Noncontrolling	Interests in	Interests in
	Interests in	Operating	Operating	Location of Gain or	Gain or (Loss)
	Operating	Partnership, and	Partnership, and	(Loss) Recognized -	Recognized -
	Partnership, and	Noncontrolling	Noncontrolling	Ineffective Portion	Ineffective Portion
	Noncontrolling	Interests in Real	Interests in Real	and Amount	and Amount
	Interests in Real	Estate Partnerships	Estate Partnerships	Excluded from	Excluded from
	Estate Partnerships -	into Income -	into Income -	Effectiveness	Effectiveness
	Effective Portion (1)	Effective Portion	Effective Portion (1)	Testing	Testing
Interest rate swap agreements	$4,970	Interest Expense	$(1,246)	Interest rate derivative expense	$(1,529)
The following table shows the effect of the Company’s derivative instruments designated as cash flow hedges for the six months ended June 30, 2009 (in thousands):

Six Months Ended June, 2009
		Location of Gain or	Gain or (Loss)
		(Loss) Reclassified	Reclassified from
	Gain or (Loss)	from AOCI,	AOCI,
	Recognized in AOCI,	Noncontrolling	Noncontrolling
	Noncontrolling	Interests in	Interests in
	Interests in	Operating	Operating	Location of Gain or	Gain or (Loss)
	Operating	Partnership, and	Partnership, and	(Loss) Recognized -	Recognized -
	Partnership, and	Noncontrolling	Noncontrolling	Ineffective Portion	Ineffective Portion
	Noncontrolling	Interests in Real	Interests in Real	and Amount	and Amount
	Interests in Real	Estate Partnerships	Estate Partnerships	Excluded from	Excluded from
	Estate Partnerships -	into Income -	into Income -	Effectiveness	Effectiveness
	Effective Portion (1)	Effective Portion	Effective Portion (1)	Testing	Testing
Interest rate swap agreements	$4,806	Interest Expense	$(2,740)	Interest rate derivative expense	$(1,529)

(1)	Refer to the Condensed Consolidated Statement of Changes in Equity of this Form 10-Q, which summarizes the activity in Unrealized gain on interest rate swaps, net of tax related to the interest rate swap agreements.
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, and indicates the fair value hierarchy referenced in Note 2 within this Form 10-Q, of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Fair Value Measurements as of
	June 30, 2010
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative financial instruments	$(9,156)	$—	$(9,156)	$—

	Fair Value Measurements as of
	December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$488	$—	$488	$—

Liabilities:
Derivative financial instruments	$(5,893)	$—	$(5,893)	$—

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
The MEA Holdings, LLC $100.0 million interest rate swap agreement was designated as a hedge instrument from its inception through June 3, 2009, the date of the $50.0 million repayment and amendment of the Term Loan. The agreement was not designated as a hedge instrument from June 4, 2009, through July 19, 2009. On July 20, 2009, the agreement was re-designated as a hedge instrument and was used to fix the floating rate portion on $50.0 million outstanding on the Term Loan and $50.0 million outstanding under the Credit Facility. On May 19, 2010, the Company repaid $25.0 million that was outstanding under the Credit Facility. Due to the outstanding one month LIBOR variable rate debt falling to a level that the hedge designation no longer supported, the swap was de-designated on May 19, 2010. The agreement was not designated as a hedge instrument from May 20, 2010, through May 24, 2010. On May 25, 2010, the agreement was re-designated as a hedge instrument and as of June 30, 2010 was used to fix the floating rate portion on the $50.0 million outstanding on the Term Loan and $25.0 million outstanding under the Credit Facility.
10. Equity
Cogdell Spencer Inc. Stockholders’ Equity
The following is a summary of changes of the Company’s common stock for the six months ended June 30, 2010 and 2009 (in thousands):

	For the Six Months Ended
	June 30,	June 30,
	2010	2009
Common stock shares at beginning of period	42,729	17,699
Issuance of common stock	7,133	23,000
Conversion of OP Units to common stock	65	1,814
Restricted stock grants	35	13

Common stock shares at end of period	49,962	42,526

The following is net loss attributable to Cogdell Spencer Inc. and the issuance of common stock in exchange for redemptions of OP units for the six months ended June 30, 2010 and 2009 (in thousands):

	For the Six Months Ended
	June 30,	June 30,
	2010	2009
Net loss attributable to Cogdell Spencer Inc.	$(8,736)	$(72,533)
Increase in Cogdell Spencer Inc. additional paid-in capital for the conversion of OP units into common stock	357	17,695

Change from net loss attributable to Cogdell Spencer Inc. and transfers from noncontrolling interests	$(8,379)	$(54,838)

In May 2010, the Company issued approximately 7.1 million shares of common stock, resulting in net proceeds to the Company of $47.1 million. The net proceeds were used to reduce borrowings under the Credit Facility, to fund build to suit development projects, and for working capital and other general corporate purposes.
Noncontrolling Interests in Operating Partnership
As of June 30, 2010, there were approximately 57.8 million OP units outstanding, of which approximately 50.0 million, or 86.4%, were owned by the Company and approximately 7.8 million, or 13.6%, were owned by other partners, including certain directors, officers and other members of senior management. As of June 30, 2010, the fair market value of the OP units not owned by the Company was approximately $53.1 million, based on a market value of $6.76 per unit, which was the closing stock price of the Company’s shares of common stock on the New York Stock Exchange (“NYSE”) on June 30, 2010.

Dividends and Distributions
On June 11, 2010, the Company announced that its Board of Directors had declared a quarterly dividend of $0.10 per share and operating partnership unit that was paid in cash on July 21, 2010 to holders of record on June 25, 2010. The $5.0 million dividend covered the Company’s second quarter of 2010. Additionally, distributions declared to OP unit holders, excluding inter-company distributions, totaled $0.8 million for the second quarter of 2010.
11. Incentive and Share-Based Compensation
The Company’s 2010 and 2005 Long-Term Stock Incentive Plans (“Incentive Plans”) provide for the grant of incentive awards to employees, directors and consultants to attract and retain qualified individuals and reward them for superior performance in achieving the Company’s business goals and enhancing stockholder value. Awards issuable under the incentive award plans include stock options, restricted stock, dividend equivalents, stock appreciation rights, long-term incentive plan units (“LTIP units”), cash performance bonuses and other incentive awards. Only employees are eligible to receive incentive stock options under the incentive award plan. The Company has reserved a total of 2,512,000 shares of common stock for issuance pursuant to the Incentive Plans, subject to certain adjustments set forth in the plans. Each LTIP unit issued under the Incentive Plans will count as one share of stock for purposes of calculating the limit on shares that may be issued under the plan and the individual award limit discussed below.
In January 2010, each non-employee member of the Company’s Board of Directors was granted 6,981 shares of the Company’s restricted stock or LTIP units, at each director’s option, that all vested upon issuance. Messrs. Georgius, Lubar, Jennings, and Neugent, and Dr. Smoak each elected to receive restricted stock and Mr. Lee elected to receive LTIP units. The restricted stock and LTIP units were valued at $5.73 per share, which was the Company’s closing stock price on the NYSE on the grant date. The Company has recorded compensation expense of $0.2 million in connection with these issuances.
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
In June 2010, the Company issued an aggregate of 46,392, LTIP units to certain employees based on specific performance goals. The LTIP units were valued at $7.05 per unit, which was the Company’s closing stock price on the grant date. The Company recorded compensation expense of $0.2 million and capitalized $0.1 million as a development project cost in connection with these issuances.
In June 2010, the Company issued an aggregate of 64,199, LTIP units to certain employees based on specific performance goals. The LTIP units were valued at $6.63 per unit, which was the Company’s closing stock price on the grant date. The Company recorded compensation expense of $0.3 million and capitalized $0.1 million as a development project cost in connection with these issuances.
In June 2010, the Company issued an aggregate of 1,603, LTIP units to certain employees based on specific performance goals. The LTIP units were valued at $6.55 per unit, which was the Company’s closing stock price on the grant date. The Company recorded compensation expense of less than $0.1 million and capitalized less than $0.1 million as a development project cost in connection with these issuances.
The following is a summary of restricted stock and LTIP unit activity for the six months ended June 30, 2010 (in thousands, except weighted average grant price):

			Weighted
	Restricted		Average
	Stock	LTIP Units	Grant Price
Unvested balance at December 31, 2009	5	120	$15.43
Granted	35	134	6.49
Vested	(40)	(139)	6.28

Unvested balance at June 30, 2010	—	115	$15.72

12. Related Party Transactions
The Fork Farm, a working farm owned by the Company’s Chairman, periodically hosts events on behalf of the Company. Charges of less than $10,000 for each six month period ended June 30, 2010 and 2009, respectively, are reflected in “Selling, general, and administrative” expenses in the condensed consolidated statement of operations.
13. Subsequent Events
In July 2010, the Company acquired St. Francis Outpatient Center in Greenville, South Carolina for $16.6 million. St. Francis Outpatient Center is approximately 72,000 square feet and houses outpatient operating rooms and inpatient and outpatient radiology. The property is 100% leased by St. Francis Hospital, Inc., a subsidiary of Bon Secours Health System, Inc. The Company developed the property and has managed the property since its opening in 2001.
In July 2010, Bonney Lake MOB Investors, LLC issued limited member units to third party investors, which reduced the Company’s ownership interest from 100% to 61.2%. After this issuance, the entity will be reported as a consolidated real estate partnership. See Note 3 of the accompanying condensed consolidated financial statements in this Form 10-Q.
In July 2010, the Company obtained construction note payable related to its Bonney Lake, Washington project. The mortgage note payable has a maximum principal balance of $11.5 million and an interest rate of LIBOR plus 3.25%. Monthly payments are interest only during the construction period and after construction completion, the monthly payments will be principal and interest based on a 25 year amortization. The mortgage note payable matures in January 2018.
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
The Company’s design-build revenue is derived from its Design-Build and Development segment. The demand for this segment’s services has been, and will likely continue to be, cyclical in nature. Financial results can be affected by the amount and timing of capital spending by healthcare systems and providers, the demand for the Company’s services in the healthcare facilities market, the availability of construction level financing, and weather at the construction sites. In periods of adverse economic conditions, design-build customers may be unwilling or unable to make capital expenditures and they may be unable to obtain debt or equity financings for projects. As a result, customers may defer projects to a later date, which could reduce design-build revenues. Due to the current adverse economic environment and the volatility in the credit markets, the Design-Build and Development segment is experiencing delays in client project starts and cancellations. Deterioration of market or economic conditions and volatility in the financial market has and could continue to influence future revenues, interest, and other costs, and could result in future impairment of goodwill or other intangible assets. The Company expects its design-build revenue and FFOM contribution from the Design-Build and Development segment for the year ending December 31, 2010 to be significantly less than revenue and FFOM contribution from the Design-Build and Development segment for the same period in the prior year.

As of June 30, 2010, the Company’s portfolio consisted of 113 properties totaling approximately 5.9 million square feet. The Company’s portfolio was comprised of the following at June 30, 2010:
•	64 consolidated wholly-owned and joint venture properties, comprising a total of approximately 3.5 million net rentable square feet and an overall leased percentage of 91.0%,
•	One wholly-owned property in lease-up totaling approximately 0.1 million net rentable square feet and is 75% leased,
•	Three unconsolidated joint venture properties comprising a total of approximately 0.2 million net rentable square feet, and
•	45 properties managed for third party clients comprising a total of approximately 2.1 million net rentable square feet.
At June 30, 2010, approximately 76.9% of the net rentable square feet of the Company’s wholly-owned properties were situated on hospital campuses. As such, the Company believes that its assets occupy a premier franchise location in relation to local hospitals, providing its properties with a distinct competitive advantage over alternative medical office space in an area. The Company believes that its property locations and relationships with hospitals will allow the Company to capitalize on the increasing healthcare trend of outpatient procedures.
Critical Accounting Policies
The Company’s discussion and analysis of financial condition and results of operations are based upon the Company’s condensed consolidated financial statements in this Form 10-Q, which have been prepared on the accrual basis of accounting in conformity with GAAP. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Acquisition of Real Estate
The price that the Company pays to acquire a property is impacted by many factors, including the condition of the buildings and improvements, the occupancy of the building, the existence of above and below market tenant leases, the creditworthiness of the tenants, favorable or unfavorable financing, above or below market ground leases and numerous other factors. Accordingly, the Company is required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on the Company’s estimate of the fair values of such assets and liabilities. This includes determining the value of the buildings and improvements, land, any ground leases, tenant improvements, in-place tenant leases, tenant relationships, the value (or negative value) of above (or below) market leases and any debt assumed from the seller or loans made by the seller to the Company. Each of these estimates requires significant judgment and some of the estimates involve complex calculations. The Company’s calculation methodology is summarized in Note 2 to the condensed consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2009. These allocation assessments have a direct impact on the Company’s results of operations because if the Company were to allocate more value to land there would be no depreciation with respect to such amount or if the Company were to allocate more value to the buildings as opposed to allocating to the value of tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the terms of the leases. Additionally, the amortization of value (or negative value) assigned to above (or below) market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place leases and tenant relationships, which is included in depreciation and amortization in the Company’s consolidated statements of operations.

Acquisition of Business
The price that the Company pays to acquire a business is impacted by many factors, including projected future cash flows, customer lists, contracts and proposals, trade names and trademarks, condition of property, plant, and equipment, and numerous other factors. Accordingly, the Company is required to make subjective assessments to allocate the purchase price paid to acquire investments in business among the assets acquired and liabilities assumed based on the Company’s estimate of the fair values of such assets and liabilities. This includes determining the value of contacts, proposals, customer lists, workforce, trade names and trademarks, receivables, accruals and reserves, and property, plant, and equipment. Each of these estimates requires significant judgment and some of the estimates involve complex calculations. The Company’s calculation methodology is summarized in Note 2 to the condensed consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2009. These allocation assessments have a direct impact on the Company’s results of operations because if the Company were to allocate more value to goodwill or a non-amortizing intangible asset there would be no amortization with respect to such amount or if the Company were to allocate more value to a longer-lived asset as opposed to allocating to a shorter-lived asset, this amount would be recognized as an expense over a longer period of time.
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
If the carrying value of the reporting unit is higher than its fair value, then an indication of impairment may exist and a second step must be performed to measure the amount of impairment. The amount of impairment is determined by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of the goodwill calculated in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill, then an impairment charge for the difference would be recorded. For non-amortizing intangible assets, the Company estimates fair value by applying an estimated market royalty rate to projected revenues and discounted using a weighted-average cost of capital that reflects current market conditions. For amortizing intangible assets, the Company estimates fair value by applying the excess earnings method which uses the estimated future cash flows attributable to an asset for a discrete projection period less capital charges for use of all business assets, with the result then discounted using a rate of return that considers the relative risk of achieving the cash flow and the time value of money and then combined with the amortization tax benefit of the asset.
If market and economic conditions deteriorate and cause (1) declines in the Company’s stock price, (2) increases the estimated weighted-average cost of capital, (3) changes in cash flow multiples or projections, or (4) changes in other inputs to goodwill assessment estimates, then a goodwill impairment review may be required prior to the Company’s next annual test. It is reasonably possible that changes in the numerous variables associated with the judgments, assumptions, and estimates could cause the goodwill or non-amortizing intangible assets to become impaired. If goodwill or non-amortizing intangible assets are impaired, the Company would be required to record a non-cash charge that could have a material adverse affect on its condensed consolidated financial statements.
Revenue Recognition
Rental income related to non-cancelable operating leases is recognized using the straight line method over the terms of the tenant leases. Deferred rents included in the Company’s condensed consolidated balance sheets represent the aggregate excess of rental revenue recognized on a straight line basis over the rental revenue that would be recognized under the cash flow received, based on the terms of the leases. The Company’s leases generally contain provisions under which the tenants reimburse the Company for all property operating expenses and real estate taxes incurred by the Company. Such reimbursements are recognized in the period that the expenses are incurred. Lease termination fees are recognized when the related leases are canceled and the Company has no continuing obligation to provide services to such former tenants. The Company records amortization of the value of acquired above or below market rate leases as a reduction of rental revenue in the case of above market leases or an increase to rental revenue in the case of below market leases.
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
Property Summary
The following is an activity summary of the Company’s in-service and lease-up property portfolio (excluding unconsolidated partnership properties) for the three and six months ended June 30, 2010 and 2009 and the year ended December 31, 2009:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Properties at beginning of the period	63	62	62	62
Developments (including lease-up properties)	2	—	3	—

Properties at end of the period	65	62	65	62

Year Ended
December 31,
2009
Properties at January 1	62
Developments	1
Discontinued operations	(1)

Properties at December 31	62

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
Comparison of the three and six months ended June 30, 2010 and 2009
Funds from Operations Modified (“FFOM”)
For the three months ended June 30, 2010, FFOM, excluding non-recurring events and impairment charges, increased $0.1 million, or 1.7%, compared to the same period in the prior year. The $0.1 million increase is due to increased Property Operations FFOM, decreased corporate general and administrative expenses, and increased income tax benefit applicable to FFOM, all of which were offset by a decrease in Design Build and Development FFOM.
For the six months ended June 30, 2010, FFOM, excluding non-recurring events and impairment charges, increased $3.2 million, or 22.1%, compared to the same period in the prior year. The $3.2 million increase is due to increased Property Operations FFOM and decreased corporate general and administrative expenses.
The following is a summary of FFOM for the three and six months ended June 30, 2010 and 2009 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
FFOM attributable to:
Property operations	$13,043	$12,573	$26,483	$25,090
Design-Build and development, excluding impairment charges	712	3,179	8,044	8,127
Intersegment eliminations	(1,709)	(1,798)	(2,227)	(2,452)
Unallocated and other, excluding non-recurring events	(5,500)	(7,519)	(14,604)	(16,272)

FFOM, excluding non-recurring events and impairment charges	6,546	6,435	17,696	14,493
Non-recurring events and impairment charges:
Goodwill and intangible asset impairment charges, net of tax benefit	(10,848)	—	(10,848)	(101,746)
CEO retirement compensation expense, net of tax benefit	(2,545)	—	(2,545)	—
Debt extinguishment and interest rate derivative expense, net of income tax benefit	—	(1,520)	—	(1,520)

FFOM	$(6,847)	$4,915	$4,303	$(88,773)

See Note 4 of the accompanying condensed consolidated financial statements in this Form 10-Q for business segment information and management’s use of FFO and FFOM to evaluate operating performance. The following table presents the reconciliation of FFO and FFOM to net loss, which is the most directly comparable GAAP measure to FFO and FFOM, for the three and six months ended June 30, 2010 and 2009 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Net loss	$(13,753)	$(3,050)	$(9,558)	$(105,374)
Add:
Real estate related depreciation and amortization:
Wholly-owned and consolidated properties, including amounts in discontinued operations	7,272	7,344	14,465	14,684
Unconsolidated real estate partnerships	3	3	6	5
Less:
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(479)	(224)	(1,094)	(470)
Gain on sale of real estate property	(264)	—	(264)	—

Funds from Operations (FFO)	(7,221)	4,073	3,555	(91,155)
Amortization of intangibles related to purchase accounting, net of income tax benefit	374	842	748	2,382

Funds from Operations Modified (FFOM)	$(6,847)	$4,915	$4,303	$(88,773)

FFOM attributable to Property Operations, net of intersegment eliminations
The following is a summary of FFOM attributable to the Property Operations segment, net of intersegment eliminations, for the three and six months ended June 30, 2010 and 2009 (in thousands):

	For the Three Months Ended
	June 30, 2010	June 30, 2009
Rental revenue, net of intersegment eliminations of $23 in 2010 and 2009	$20,995	$19,574
Property management and other fee revenue	761	863
Property operating and management expenses	(8,387)	(7,821)
Other income (expense)	134	129
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	3	4
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(479)	(224)
Income from discontinued operations, before real estate related depreciation and amortization and gain on sale	(7)	25

FFOM, net of intersegment eliminations	$13,020	$12,550

	For the Six Months Ended
	June 30, 2010	June 30, 2009
Rental revenue, net of intersegment eliminations of $46 in 2010 and $47 in 2009	$42,240	$39,150
Property management and other fee revenue	1,578	1,713
Property operating and management expenses	(16,585)	(15,686)
Other income (expense)	280	270
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	9	8
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(1,094)	(470)
Income from discontinued operations, before real estate related depreciation and amortization and gain on sale	9	58

FFOM, net of intersegment eliminations	$26,437	$25,043

See Note 4 of the accompanying condensed consolidated financial statements in this Form 10-Q for a reconciliation of above segment FFOM to net income (loss).
For the three and six months ended June 30, 2010, FFOM attributable to Property Operations, net of intersegment eliminations, increased $0.5 million, or 3.7%, and $1.4 million, or 5.6%, respectively, compared to the same periods last year. The increase in rental revenue is primarily due to the addition of two properties, the Woodlands Center for Specialized Medicine property (a consolidated real estate partnership) which began operations in December 2009, and Medical Center Physicians Tower which began operations in February 2010, as well as increases in rental rates associated with CPI increases and reimbursable expenses. The increase in property operating and management expenses and the increase in noncontrolling interests in real estate partnerships before real estate related depreciation and amortization are primarily due to the addition of the properties previously mentioned.

FFOM attributable to Design-Build and Development, net of intersegment eliminations
The following is a summary of FFOM attributable to the Design-Build and Development segment, net of intersegment eliminations, for the three and six months ended June 30, 2010 and 2009 (in thousands):

	For the Three Months Ended
	June 30, 2010	June 30, 2009
Design-Build contract revenue and other sales, net of intersegment eliminations of $8,993 in 2010 and $5,297 in 2009	$15,236	$36,712
Development management and other income, net of intersegment eliminations of $2,249 in 2010 and $1,207 in 2009	17	227
Design-Build contract and development management expenses, net of intersegment eliminations of $9,533 in 2010 and $4,706 in 2009	(11,407)	(31,242)
Selling, general, and administrative expenses, net of intersegment eliminations of $23 in 2010 and 2009	(4,583)	(4,099)
Other income (expense)	—	2
Depreciation and amortization	(237)	(196)

FFOM, excluding impairment charge, net of intersegment eliminations	(974)	1,404
Goodwill and intangible asset impairment charges	(13,635)	—

FFOM, net of intersegment eliminations	$(14,609)	$1,404

	For the Six Months Ended
	June 30, 2010	June 30, 2009
Design-Build contract revenue and other sales, net of intersegment eliminations of $12,757 in 2010 and $10,068 in 2009	$50,672	$83,101
Development management and other income, net of intersegment eliminations of $3,032 in 2010 and $2,043 in 2009	120	3,027
Design-Build contract and development management expenses, net of intersegment eliminations of $13,562 in 2010 and $9,659 in 2009	(36,026)	(71,407)
Selling, general, and administrative expenses, net of intersegment eliminations of $46 in 2010 and $47 in 2009	(8,449)	(8,613)
Other income (expense)	3	4
Depreciation and amortization	(457)	(390)

FFOM, excluding impairment charge, net of intersegment eliminations	5,863	5,722
Goodwill and intangible asset impairment charges	(13,635)	(120,920)

FFOM, net of intersegment eliminations	$(7,772)	$(115,198)

See Note 4 of the accompanying condensed consolidated financial statements in the Form 10-Q for a reconciliation of above segment FFOM to net income (loss).
For the three months ended June 30, 2010, FFOM, excluding impairment charge, attributable to the Design-Build and Development segment, net of intersegment eliminations, decreased $2.4 million compared to the same period last year. The decrease is due to fewer active revenue generating third-party design-build construction projects offset by an improved gross margin percentage.
Design-build contract revenue and other sales plus development management and other income, all net of intersegment eliminations (“Design-Build Revenues”) decreased $21.7 million, or 58.7%, for the three months ended June 30, 2010 compared to the same period last year and decreased $35.3 million, or 41.0%, for the six months ended June 30, 2010 compared to the same period last year. These decreases are due to a lower volume of activity as the number of active revenue generating design-build construction projects has decreased from 24 at June 30, 2009 to eight at June 30, 2010. The decreased activity is due to the current economic environment, general uncertainty regarding government health care reform and government payor reimbursement rates, and volatility in the financial markets, which have resulted in clients delaying project starts and client project cancellations. Unless new revenue generating design-build construction projects for third parties are added by the Company, the number of revenue generating design-build construction projects will decline further as existing projects are completed. The Company is actively pursuing a number of new project opportunities for third parties and is starting to see some pick-up in requests for proposals and client advance opportunities but there is no assurance that any of these opportunities will result in new engagements for the Company.

Gross margin percentage (Design-Build Revenues less design-build contract and development management expenses and as a percent of revenues) increased from 15.4% in 2009 to 25.2% in 2010, or an increase of 63.6%, for the three months ended June 30, 2010 and increased from 17.1% in 2009 to 29.1% in 2010, or an increase of 70.2% for the six months ended June 30, 2010. This increase is primarily due to cost controls implemented by the Company, favorable pricing in the sub-contracting market leading to lower overall costs, and the timing and type of work being performed for each project during the time periods. The gross margin percentage experienced during the three and six months ended June 30, 2010, is not indicative of the results that may be expected for other interim periods during the current fiscal year. The Company expects gross margin percentage to decrease to normalized levels for the remainder of the current year and in 2011 due to a reversal of the favorable pricing in the sub-contracting market.
Selling, general, and administrative expenses attributable to the Design-Build and Development segment increased $0.5 million, or 11.8%, for the three months ended June 30, 2010 compared to the same period last year. The increase is primarily due to severance charges related to a reduction in force that occurred in June 2010.
Selling, general, and administrative expenses attributable to the Design-Build and Development segment decreased $0.2 million, or 1.9%, for the six months ended June 30, 2010 compared to the same period last year. This decrease is due to cost controls implemented by the Company offset by the severance charges discussed above.
Selling, general, and administrative
For the three and six months ended June 30, 2010, selling, general, and administrative expenses increased $2.7 million, or 40.0%, and $1.8 million, or 13.7%, respectively, as compared to the same period last year. Excluding the changes attributable to the Design-Build and Development segment, which are discussed above, selling, general and administrative expense increased $2.2 million and $2.0 million for the three and six months ended June 30, 2010, respectively, primarily due to a non-recurring compensation expense associated with the retirement of the Company’s Chief Executive Officer.
Depreciation and amortization
For the three and six months ended June 30, 2010, depreciation and amortization expenses decreased $0.8 million, or 8.5%, and $2.8 million, or 14.5%, respectively, as compared to the same period last year. The decrease is primarily due to a decrease in amortization of intangible assets due to lower carrying values due to the impairment recorded in the first quarter of 2009, as discussed below.
Impairment charges
The Company reviews the value of goodwill and intangible assets on an annual basis and when circumstances indicate a potential impairment may exist. As of June 30, 2010, the Company performed an interim impairment review of goodwill and intangible assets related to the Design-Build and Development business segment. The interim review was performed due to indicators of impairment including a decrease in the market value of comparable engineering and construction companies, a decrease in the Company’s forecasted cash flow projections for the business segment resulting from negative macro-economic factors and continual delays in new project construction starts, and a reduction in workforce that occurred within the business segment. As a result of the June 30, 2010 review, the Company recorded, during the three and six months ended June 30, 2010, a pre-tax, non-cash impairment charge of $13.6 million and the Company recognized a non-cash income tax benefit of $2.8 million, resulting in a non-cash, after-tax impairment charge of $10.8 million.
An interim review of the Design-Build and Development’s intangible assets was also performed on March 31, 2009, due to a decline in the Company’s stock price, a decline in the cash flow multiples for comparable public engineering and construction companies, and changes in the cash flow projections for the Design-Build and Development business segment resulting from a decline in backlog and delays and cancellations of client building projects. As a result of the March 31, 2009 review, the Company recorded, during the three months ended March 31, 2009, a pre-tax, non-cash impairment charge of $120.9 million and the Company recognized a non-cash income tax benefit of $19.2 million, resulting in a non-cash, after-tax impairment charge of $101.7 million.
Interest expense
For the three and six months ended June 30, 2010, interest expense decreased $0.2 million, or 3.0%, and $1.1 million, or 9.3%, respectively as compared to the same period last year. The decrease was primarily due to lower debt balances as the Company used a portion of the proceeds from its May 2010 and June 2009 equity offerings to repay debt. This decrease was offset by increases in interest expense related to mortgage debt on properties that became operational in December 2009 and February 2010.

Income tax benefit (expense)
For the three months ended June 30, 2010, income tax benefit increased $3.0 million, or 134.3%, as compared to the same period last year. The increase was primarily due to the $2.8 million income tax benefit recorded in the current year as a result of the impairment charge described above. No such benefit was recorded for the same period in the prior year.
For the six months ended June 30, 2010, income tax benefit decreased $18.4 million, or 84.2%, as compared to the same period last year. The decrease was primarily due to the $19.2 million income tax benefit recorded in the prior year as a result of the impairment charge recorded in first quarter of 2009.
Cash Flows
Comparison of the six months ended June 30, 2010 and 2009
Cash provided by operating activities decreased $5.1 million, or 31.6%, for the six months ended June 30, 2010, as compared to the same period last year, and is summarized below (in thousands):

	For the Six Months Ended
	June 30, 2010	June 30, 2009
Net income (loss) plus non-cash adjustments	$16,956	$16,042
Changes in operating assets and liabilities	(5,878)	146

Net cash provided by operating activities	$11,078	$16,188

The net income (loss) plus non-cash adjustments increased $0.9 million, or 5.7%, for the six months ended June 30, 2010, as compared to the same period last year. The changes in operating assets and liabilities decreased $6.0 million for the six months ended June 30, 2010, as compared to the same period last year. The decrease is primarily due to a decrease in design-build billings in excess of costs and estimated earnings on uncompleted contracts, which decreases cash provided by operations. Contract billings are generally collected prior to revenue recognition, which increases cash flow from operations. However, due to the decrease in the number of active design-build projects and the timing of the current projects, there was a significant decrease in billings in excess of costs and estimated earnings on uncompleted projects.
Cash used in investing activities increased $3.5 million, or 16.5%, for the six months ended June 30, 2010, as compared to the same period last year. The Company has an increased number of build to suit development projects that it has completed or has under construction. The increase in restricted cash is related to funds that the Company deposited with its construction lender for the Puyallup, Washington project. These funds will be drawn down at the beginning of construction and then the Company will draw from the construction loan. The increase in cash used for investment in real estate properties was offset by cash proceeds received from the sale of Harbison Medical Office Building. See Note 5 of the accompanying condensed consolidated financial statements in this Form 10-Q.
Investment in real estate properties consisted of the following for the six months ended June 30, 2010 and 2009 (in thousands):

	For the Six Months Ended
	June 30, 2010	June 30, 2009
Development, redevelopment, and acquisitions	$20,660	$17,954
Second generation tenant improvements	1,321	1,353
Recurring property capital expenditures	42	475

Investment in real estate properties	$22,023	$19,782

Cash provided by (used in) financing activities changed by $35.1 million for the six months ended June 30, 2010, as compared to same period last year. The change is primarily due to $67.5 million less being repaid to the Credit Facility and the Term Loan in 2010 compared to 2009 offset by $29.4 million fewer proceeds from the sale of common stock in 2010 compared to 2009.

Construction in Progress
Construction in progress consisted of the following as June 30, 2010 (dollars in thousands):

					Estimated
		Estimated	Net Rentable	Investment	Total
Property	Location	Completion Date	Square Feet	to Date	Investment

Good Sam MOB Investors, LLC	Puyallup, WA	3Q 2011	80,000	$4,161	$24,700
Bonney Lake MOB Investors, LLC	Bonney Lakes, WA	3Q 2011	56,000	1,671	17,700
Land and pre-construction developments			—	2,119	—

			136,000	$7,951	$42,400

Liquidity and Capital Resources
As of June 30, 2010, the Company had approximately $31.2 million available in cash and cash equivalents. The Company is required to distribute at least 90% of the Company’s net taxable income, excluding net capital gains, to the Company’s stockholders on an annual basis due to qualification requirements as a REIT. Therefore, as a general matter, it is unlikely that the Company will have any substantial cash balances that could be used to meet the Company’s liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.
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
The Credit Facility will terminate and all amounts outstanding thereunder shall be due and payable in March 2011. The Credit Facility provides for a one-year extension at the Company’s option conditioned upon the Lenders being satisfied with the Company and its subsidiaries’ financial condition and liquidity, and taking into consideration any payment, extension or refinancing of the Term Loan. As of June 30, 2010, the Company expects to exercise the extension option. There can be no assurance if and on what terms the Lenders may be willing to extend the Credit Facility upon its maturity in March 2011.
The Credit Facility also allows for up to $100.0 million of increased availability (to a total aggregate available amount of $250.0 million), at the Company’s option but subject to each Lender’s option to increase its commitment. The interest rate on loans under the Credit Facility equals, at the Company’s election, either (1) LIBOR (0.35% as of June 30, 2010) plus a margin of between 95 to 140 basis points based on the Company’s total leverage ratio (1.15% as of June 30, 2010) or (2) the higher of the federal funds rate plus 50 basis points or Bank of America, N.A.’s prime rate (3.25% as of June 30, 2010).
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
As of June 30, 2010, there was $87.0 million available under the Credit Facility. There was $55.0 million outstanding at June 30, 2010 and $8.0 million of availability was restricted related to outstanding letters of credit.

The Credit Facility has the following financial covenants as of June 30, 2010 (dollars in thousands):

Financial Covenant	June 30, 2010
Maximum total leverage ratio (0.70 to 1.00)	0.48 to 1.00

Maximum real estate leverage ratio (0.70 to 1.00)	0.53 to 1.00

Minimum fixed charge coverage ratio (1.50 to 1.00)	2.40 to 1.00

Minimum consolidated tangible net worth ($182,032)	$272,120

Maximum total debt to real estate value ratio (0.90 to 1.00)	0.61 to 1.00
The Company has $50.0 million outstanding under a $50.0 million Term Loan. The Term Loan was initially $100.0 million and the Company repaid $50.0 million in June 2009. The Term Loan is secured by the stock and certain accounts receivable of the Design-Build and Development segment and is guaranteed by the Company. The Term Loan matures in March 2011, and is subject to a one-time right to a one-year extension at the Company’s option. As of June 30, 2010, the Company expects to exercise the extension option.
The volatile economic and financial environments have affected and, most likely, will continue to affect the Company’s results of operations and financial position and in particular, the results of operations and financial position of the Design-Build and Development segment. During the year ended December 31, 2009 as well as the six months ended June 30, 2010, the Company experienced delays in client project starts and some contract cancellations. Due to the uncertainty of Design-Build and Development segment’s future operating results, the Company and the Term Loan lenders amended the Term Loan in June 2009. The amendment, among other things, amended certain financial covenants relating to the Design-Build and Development segment, as well as certain other provisions of the Term Loan, including (1) the elimination of the minimum adjusted consolidated EBITDA covenant (previously $22.5 million), (2) a modification of the maximum adjusted consolidated senior indebtedness to adjusted consolidated EBITDA covenant to 3.50 to 1.00 through March 2011, with a one-time ability to exceed 3.50 to 1.00 but not greater than 3.75 to 1.00, and 3.00 to 1.00 from April 2011 to final maturity (previously 4.25 to 1.00 as of March 31, 2009, decreasing to 3.75 to 1.00 as of July 1, 2009), (3) an increase in the interest rate from LIBOR plus 3.50% to LIBOR plus 4.50%, and (4) payment of a market based modification fee. The amendment was subject to the repayment of $50.0 million of the outstanding balance under the Term Loan by the Borrower (which amount was repaid on June 3, 2009) and certain other customary terms and conditions.
The Term Loan, as amended, also has the following financial covenants relating only to the Design-Build and Development segment as of June 30, 2010:

Financial Covenant	June 30, 2010
Minimum adjusted consolidated EBITDA to consolidated fixed charges (2.00 to 1.00)	4.12 to 1.00

Maximum consolidated senior indebtedness to adjusted consolidated EBITDA (3.50 to 1.00, with a one-time ability to exceed 3.50 to 1.00, but not greater than 3.75 to 1.00)	2.39 to 1.00

Maximum consolidated indebtedness to adjusted consolidated EBITDA (5.50 to 1.00)	2.39 to 1.00
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
If the Company were in default under the Credit Facility or the Term Loan, then the Lenders can declare the Company in default under the other agreement as well. As of June 30, 2010, the Company believes that it is in compliance with all of its debt covenants under the Credit Facility and the Term Loan.

The Term Loan’s financial covenants require a maximum consolidated senior indebtedness to adjusted consolidated EBITDA of 3.50 to 1.00. As of June 30, 2010, the Company’s ratio for this covenant is 2.39 to 1.00. Unless the Company achieves a minimum trailing twelve months adjusted consolidated EBITDA of $14.3 million, it must prepay an adequate amount of the Term Loan’s principal balance in order to avoid a breach of the maximum consolidated senior indebtedness to adjusted consolidated EBITDA covenant ratio. The Company believes it has adequate resources from available cash and cash equivalents and its Credit Facility to make any necessary prepayment at any future reporting date.
Short-Term Liquidity Needs
The Company believes that it will have sufficient capital resources as a result of operations and the borrowings in place to fund ongoing operations and distributions required to maintain REIT compliance. Subject to IRS guidelines, the Company is permitted to pay a portion of its dividends in the form of common stock in lieu of cash. The Company anticipates using its cash and cash equivalents and Credit Facility availability for changes in operating assets and liabilities, principal maturities, and the Company’s equity funding portion for new developments and acquisitions. For 2010, the Company has one redevelopment project planned with an expected investment of approximately $4.0 million, of which approximately $2.4 million has been expended as of June 30, 2010.
As of June 30, 2010, the Company had approximately $8.6 million of principal and maturity payments related to mortgage note payables remaining due in 2010. The $8.6 million is comprised of $2.3 million for principal amortization and $6.3 million for maturities. The Company believes it will be able to refinance the $6.3 million 2010 balloon maturities as a result of the current loan to value ratios at individual property and preliminary discussions with lenders.
Should the Company be unable to refinance the 2010 balloon maturities, the Company has $118.2 million combined cash and cash equivalents and Credit Facility availability as of June 30, 2010, which exceeds the 2010 principal and maturity payments due in 2010.
See the Liquidity and Capital Resources section above, as well as Note 8 to the accompanying condensed consolidated financial statements in this Form 10-Q, for a discussion of the Credit Facility and Term Loan maturities in March 2011.
As of June 30, 2010, the Company has no outstanding equity commitments to unconsolidated joint ventures formed prior to June 30, 2010. The Cogdell Spencer Medical Partners LLC acquisition joint venture with Northwestern Mutual has no properties under contract to acquire as of June 30, 2010, thus the Company has no equity commitment to the joint venture as of June 30, 2010.
On June 11, 2010, the Company announced that its Board of Directors had declared a quarterly dividend and distribution of $0.10 per share and OP unit that was paid in cash on July 21, 2010 to stockholders and holders of OP units of record on June 25, 2010. The dividend and distribution covered the second quarter of 2010 and totaled $5.8 million. The dividend and distribution were equivalent to an annual rate of $0.40 per share and OP unit.
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
Contractual Obligations
The following table summarizes the Company’s contractual obligations as of June 30, 2010, including the maturities and scheduled principal repayments and the commitments due in connection with the Company’s ground leases and operating leases for the periods indicated (in thousands):

	Remainder of
	2010	2011	2012	2013	2014	Thereafter	Total
Obligation:
Long-term debt principal payments and maturities (1)	$8,607	$169,233	$24,900	$15,758	$60,812	$116,813	$396,123
Standby letters of credit (2)	6,821	1,186	—	—	—	—	8,007
Interest payments (3)	16,718	12,990	10,630	9,606	7,957	17,149	75,050
Purchase commitments (4)	638	—	—	—	—	—	638
Ground and air rights leases (5)	401	801	439	407	407	11,223	13,678
Operating leases (6)	2,715	4,886	4,120	3,280	3,248	23,621	41,870

Total	$35,900	$189,096	$40,089	$29,051	$72,424	$168,806	$535,366

(1)	Includes notes payable under the Company’s Credit Facility and the Term Loan.

(2)	As collateral for performance, the Company is contingently liable under standby letters of credit, which also reduces the availability under the Credit Facility 3.

(3)	Assumes one-month LIBOR of 0.35% and Prime Rate of 3.25%, which were the rates as of June 30, 2010.

(4)	These purchase commitments are related to the Company’s development projects that are currently under construction. The Company has a committed construction loan that will fund the obligation.

(5)	Substantially all of the ground and air rights leases effectively limit our control over various aspects of the operation of the applicable property, restrict our ability to transfer the property and allow the lessor the right of first refusal to purchase the building and improvements. All of the ground leases provide for the property to revert to the lessor for no consideration upon the expiration or earlier termination of the ground or air rights lease.

(6)	Payments under operating lease agreements relate to several of our properties’ equipment and office space leases. The future minimum lease commitments under these leases are as indicated.

Off-Balance Sheet Arrangements
The Company may guarantee debt in connection with certain of its development activities, including unconsolidated joint ventures, from time to time. As of June 30, 2010, the Company did not have any such guarantees or other off-balance sheet arrangements outstanding.
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
As of June 30, 2010, the Company had $396.1 million of consolidated debt outstanding (excluding any discounts or premiums related to assumed debt). Of the Company’s total consolidated debt, $70.9 million, or 17.9%, was variable rate debt that is not subject to variable to fixed rate interest rate swap agreements. Of the Company’s total indebtedness, $325.2 million, or 82.1%, was subject to fixed interest rates, including variable rate debt that is subject to variable to fixed rate swap agreements. The weighted average interest rate for fixed rate debt was 5.8% as of June 30, 2010.
If LIBOR were to increase by 100 basis points based on June 30, 2010 one-month LIBOR of 0.35%, the increase in interest expense on the Company’s June 30, 2010 variable rate debt would decrease future annual earnings and cash flows by approximately $0.7 million. Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on the Company’s financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, the Company may take actions to further mitigate the Company’s exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in the Company’s financial structure.

ITEM 4. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of June 30, 2010, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.
During the three months ended June 30, 2010, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
See the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes to the Company’s risk factors during the six months ended June 30, 2010, other than those listed below.
Risks Related to Recent Healthcare Legislation
Healthcare legislation and adverse trends in healthcare provider operations may negatively affect the Company’s lease revenues and its ability to make distributions to its stockholders.
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
In addition, the U.S. Congress enacted on March 23, 2010 the Patient Protection and Affordable Care Act (“PPACA”) that is intended to have a significant impact on the delivery and reimbursement of healthcare items and services. These factors, including the enactment of PPACA, may adversely affect the economic performance of some or all of the Company’s tenants and, in turn, its lease revenues, which may have a material adverse effect on the Company’s business, financial condition and results of operations, its ability to make distributions to its stockholders and the trading price of its common stock.
Reductions in reimbursement from third party payors, including Medicare and Medicaid, could adversely affect the profitability of the Company’s tenants and hinder their ability to make rent payments to the Company.
Sources of revenue for the Company’s tenants may include the U.S. federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Healthcare providers continue to face increased government and private payor pressure to control or reduce costs. As noted above, PPACA is intended to have a significant impact on the delivery and reimbursement of healthcare items and services, and the Company cannot predict the impact that PPACA and future health care reform legislation may have on the Company’s tenants. Efforts by government and private payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of the Company’s tenants. In addition, the failure of any of the Company’s tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government sponsored payment programs. A reduction in reimbursements to the Company’s tenants from third party payors for any reason could adversely affect the Company’s tenants’ ability to make rent payments to the Company, which may have a material adverse effect on the Company’s business, financial condition and results of operations, its ability to make distributions to its stockholders and the trading price of its common stock.

The healthcare industry is heavily regulated, and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of the Company’s tenants to make rent payments to the Company.
The healthcare industry is heavily regulated by U.S. federal, state and local governmental bodies. The Company tenants generally will be subject to laws and regulations covering, among other things, licensure, certification for participation in government programs and relationships with physicians and other referral sources, and the privacy and security of individually identifiable health information. Also, PPACA included amendments to laws that may apply to the Company’s tenants which enhance the ability of the government to investigate, enforce and impose fines and penalties for, violations of these laws, as described in the risk factor below. This enhanced government authority to enforce these laws and the imposition of any resulting fines or penalties upon one of the Company’s tenants or associated hospitals could jeopardize that tenant’s ability to operate or to make rent payments or affect the level of occupancy in the Company’s medical office buildings or healthcare related facilities associated with that hospital, which may have a material adverse effect on the Company’s business, financial condition and results of operations, its ability to make distributions to its stockholders and the trading price of its common stock.
In addition, state and local laws regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of healthcare related facilities, by requiring a certificate of need, which is issued by the applicable state health planning agency only after that agency makes a determination that a need exists in a particular area for a particular service or facility, or other similar approval. New laws and regulations, changes in existing laws and regulations or changes in the interpretation of such laws or regulations could negatively affect the financial condition of the Company’s tenants. These changes, in some cases, could apply retroactively. The enactment, timing or effect of legislative or regulatory changes cannot be predicted. In addition, certain of the Company’s medical office buildings and healthcare related facilities and their tenants may require licenses or certificates of need to operate. Failure to obtain a license or certificate of need, or loss of a required license would prevent a facility from operating in the manner intended by the tenant. These events could adversely affect the Company’s tenants’ ability to make rent payments to the Company, which may have a material adverse effect on the Company’s business, financial condition and results of operations, its ability to make distributions to its stockholders and the trading price of its common stock.
Privacy and security regulations issued pursuant to Health Insurance Portability and Accountability Act (“HIPAA”) extensively regulate the use and disclosure of individually identifiable health information. The Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), signed into law on February 17, 2009, broadened the scope of those requirements and contains enhanced enforcement provisions, including: (i) increased civil monetary penalties; (ii) allowing state attorneys general to bring civil actions for HIPAA violations; and (iii) requiring the U.S. Department of Health and Human Services to conduct audits of covered entities, such as healthcare providers, to determine their compliance with HIPAA. The cost of complying with these requirements or the imposition of penalties for HIPAA violations could adversely affect the ability of a tenant to make rent payments to the Company, which may have a material adverse effect on the Company’s business, financial condition and results of operations, its ability to make distributions to its stockholders and trading price of its common stock.
The Company’s tenants are subject to the Stark Law and fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to the Company.
There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from or are in a position to make referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs. The Company’s lease arrangements with certain tenants may also be subject to the Stark Law and fraud and abuse laws, to the extent these lease arrangements create indirect financial relationships between the tenants and the Company that are subject to these laws and regulations.

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
Each of these laws includes criminal and/or civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. Additionally, certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. PPACA included amendments to each of these laws which enhance the ability of the government to investigate, enforce, and impose fines and penalties for violation of these laws. The enhanced government authority to enforce these laws and the imposition of any resulting penalties upon one of the Company’s tenants or associated hospitals could jeopardize that tenant’s ability to operate or to make rent payments or affect the level of occupancy in the Company’s medical office buildings or healthcare related facilities associated with that hospital, which may have a material adverse effect on the Company’s business, financial condition and results of operations, its ability to make distributions to its stockholders and the trading price of its common stock.
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

COGDELL SPENCER INC. Registrant
Date: August 9, 2010	/s/ Frank C. Spencer
Frank C. Spencer
President and Chief Executive Officer

Date: August 9, 2010	/s/ Charles M. Handy
Charles M. Handy
Senior Vice President and Chief Financial Officer