Form 10-Q
period 2010-09-30
Cogdell Spencer Inc.
filed 2010-11-09
CIK 1332896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐.
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 50,709,488 shares of common stock, par value $.01 per share, outstanding as of November 4, 2010.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COGDELL SPENCER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	September 30,	December 31,
	2010	2009

Assets
Real estate properties:
Land	$37,269	$33,139
Buildings and improvements	595,575	527,985
Less: Accumulated depreciation	(112,581)	(93,247)

Net operating real estate properties	520,263	467,877
Construction in progress	15,120	43,338

Net real estate properties	535,383	511,215
Cash and cash equivalents	16,028	25,914
Restricted cash	11,649	3,060
Tenant and accounts receivable, net of allowance of $2,701 in 2010 and $2,817 in 2009	9,656	12,993
Goodwill	102,195	108,683
Trade names and trademarks	34,093	41,240
Intangible assets, net of accumulated amortization of $47,863 in 2010 and $43,313 in 2009	20,025	21,742
Other assets	23,642	25,599
Other assets — held for sale	—	2,217

Total assets	$752,671	$752,663

Liabilities and equity
Mortgage notes payable	$296,701	$280,892
Revolving credit facility	65,000	80,000
Term loan	50,000	50,000
Accounts payable	11,814	15,293
Billings in excess of costs and estimated earnings on uncompleted contracts	2,145	13,189
Deferred income taxes	11,406	15,993
Other liabilities	51,991	47,312
Other liabilities — held for sale	—	2,204

Total liabilities	489,057	504,883
Commitments and contingencies
Equity:
Cogdell Spencer Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 50,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 200,000 shares authorized, 50,709 and 42,729 shares issued and outstanding in 2010 and 2009, respectively	507	427
Additional paid-in capital	419,439	370,593
Accumulated other comprehensive loss	(6,011)	(1,861)
Accumulated deficit	(189,219)	(164,321)

Total Cogdell Spencer Inc. stockholders’ equity	224,716	204,838
Noncontrolling interests:
Real estate partnerships	5,660	5,220
Operating partnership	33,238	37,722

Total noncontrolling interests	38,898	42,942

Total equity	263,614	247,780

Total liabilities and equity	$752,671	$752,663

See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Revenues:
Rental revenue	$22,765	$19,960	$65,004	$59,110
Design-Build contract revenue and other sales	15,734	30,298	66,406	113,399
Property management and other fees	809	816	2,388	2,530
Development management and other income	1	239	122	3,266

Total revenues	39,309	51,313	133,920	178,305
Expenses:
Property operating and management	9,067	8,103	25,652	23,789
Design-Build contracts and development management	13,806	21,166	49,832	92,573
Selling, general, and administrative	6,684	7,876	21,850	21,218
Depreciation and amortization	8,293	8,012	24,558	27,032
Impairment charges	—	—	13,635	120,920

Total expenses	37,850	45,157	135,527	285,532

Income (loss) from continuing operations before other income (expense) and income tax benefit	1,459	6,156	(1,607)	(107,227)
Other income (expense):
Interest and other income	151	161	446	456
Interest expense	(5,851)	(5,039)	(16,332)	(16,588)
Debt extinguishment and interest rate derivative expense	(7)	(10)	(32)	(2,501)
Equity in earnings (loss) of unconsolidated real estate partnerships	3	(4)	5	4

Total other income (expense)	(5,704)	(4,892)	(15,913)	(18,629)

Income (loss) from continuing operations before income tax benefit	(4,245)	1,264	(17,520)	(125,856)
Income tax benefit	2,294	231	5,741	22,065

Income (loss) from continuing operations	(1,951)	1,495	(11,779)	(103,791)

Discontinued operations:
Income (loss) from discontinued operations	—	(39)	6	(127)
Gain on sale of discontinued operations	—	—	264	—

Total discontinued operations	—	(39)	270	(127)

Net income (loss)	(1,951)	1,456	(11,509)	(103,918)

Net (income) loss attributable to the noncontrolling interest in:
Real estate partnerships	(172)	(17)	(660)	(158)
Operating partnership	285	(191)	1,595	32,791

Net income (loss) attributable to Cogdell Spencer Inc.	$(1,838)	$1,248	$(10,574)	$(71,285)

Per share data — basic and diluted:
Income (loss) from continuing operations attributable to Cogdell Spencer Inc.	$(0.04)	$0.03	$(0.24)	$(2.43)
Income (loss) from discontinued operations attributable to Cogdell Spencer Inc.	—	—	0.01	—

Net income (loss) per share attributable to Cogdell Spencer Inc.	$(0.04)	$0.03	$(0.23)	$(2.43)

Weighted average common shares — basic and diluted	50,083	42,539	46,348	29,299

Net income (loss) attributable to Cogdell Spencer Inc.:
Income (loss) from continuing operations, net of tax	$(1,838)	$1,281	$(10,805)	$(71,185)
Income (loss) from discontinued operations	—	(33)	231	(100)

Net income (loss) attributable to Cogdell Spencer Inc.	$(1,838)	$1,248	$(10,574)	$(71,285)

See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(unaudited)

			Cogdell Spencer Inc. Stockholders
				Accumulated			Noncontrolling	Noncontrolling
				Other		Additional	Interests in	Interests in
	Total	Comprehensive	Accumulated	Comprehensive	Common	Paid-in	Operating	Real Estate
	Equity	Loss	Deficit	Loss	Stock	Capital	Partnership	Partnerships

Balance at December 31, 2009	$247,780		$(164,321)	$(1,861)	$427	$370,593	$37,722	$5,220
Comprehensive income (loss):
Net income (loss)	(11,509)	$(11,509)	(10,574)	—	—	—	(1,595)	660
Unrealized loss on interest rate swaps, net of tax	(6,076)	(6,076)	—	(4,099)	—	—	(666)	(1,311)

Comprehensive loss	(17,585)	$(17,585)	—	—	—	—	—	—

Issuance of common stock, net of costs	47,616		—	—	72	47,544	—	—
Redemption of operating partnership units	(133)		—	(4)	—	(39)	(90)	—
Conversion of operating partnership units to common stock	—		—	(47)	2	1,147	(1,102)	—
Issuance of limited partnership interests in real estate partnership	2,376		—	—	—	—	—	2,376
Restricted stock and LTIP unit grants	1,465		—	—	6	194	1,265	—
Dividends and distributions	(17,905)		(14,324)	—	—	—	(2,296)	(1,285)

Balance at September 30, 2010	$263,614		$(189,219)	$(6,011)	$507	$419,439	$33,238	$5,660

See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(unaudited)

			Cogdell Spencer Inc. Stockholders
				Accumulated			Noncontrolling	Noncontrolling
				Other		Additional	Interests in	Interests in
	Total	Comprehensive	Accumulated	Comprehensive	Common	Paid-in	Operating	Real Estate
	Equity	Income (Loss)	Deficit	Loss	Stock	Capital	Partnership	Partnerships

Balance at December 31, 2008	$282,994		$(77,438)	$(5,106)	$177	$275,380	$85,324	$4,657
Comprehensive loss:
Net income (loss)	(103,918)	$(103,918)	(71,285)	—	—	—	(32,791)	158
Unrealized gain on interest rate swaps, net of tax	3,371	3,371	—	2,424	—	—	366	581

Comprehensive loss	(100,547)	$(100,547)

Issuance of common stock, net of costs	76,457		—	—	230	76,227	—	—
Conversion of operating partnership units to common stock	—		—	(478)	18	17,805	(17,345)	—
Restricted stock and LTIP unit grants	817		—	—	—	80	737	—
Amorization of restricted stock grants	75		—	—	—	47	28	—
Dividends and distributions	(16,572)		(12,881)	—	—	—	(3,152)	(539)

Balance at September 30, 2009	$243,224		$(161,604)	$(3,160)	$425	$369,539	$33,167	$4,857

See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	For the Nine Months Ended
	September 30, 2010	September 30, 2009
Operating activities:
Net loss	$(11,509)	$(103,918)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	24,558	27,136
Amortization of acquired above market leases and acquired below market leases, net (including amounts in discontinued operations)	(330)	(410)
Straight-line rental revenue	(776)	(407)
Amortization of deferred finance costs and debt premium	1,164	1,190
Provision for bad debts	(116)	1,642
Deferred income taxes	(4,873)	(20,234)
Deferred tax expense on intersegment profits	(1,342)	(1,068)
Equity-based compensation	1,160	893
Equity in earnings of unconsolidated real estate partnerships	(5)	(4)
Change in fair value of interest rate swap agreements	(670)	(449)
Debt extinguishment and interest rate derivative expense	32	2,501
Impairment of goodwill, trade names and trademarks and intangible assets	13,635	120,920
Gain on sale of real estate property	(264)	—
Changes in operating assets and liabilities:
Tenant and accounts receivable and other assets	4,110	23,921
Accounts payable and other liabilities	282	(15,059)
Billings in excess of costs and estimated earnings on uncompleted contracts	(11,044)	6,191

Net cash provided by operating activities	14,012	42,845
Investing activities:
Investment in real estate properties	(32,825)	(39,603)
Proceeds from sales-type capital lease	229	229
Proceeds from disposal of discontinued operations	2,481	—
Purchase of corporate property, plant and equipment	(323)	(1,586)
Distributions received from unconsolidated real estate partnerships	7	8
Increase in restricted cash	(8,589)	(224)

Net cash used in investing activities	(39,020)	(41,176)
Financing activities:
Proceeds from mortgage notes payable	20,650	38,240
Repayments of mortgage notes payable	(22,622)	(11,962)
Proceeds from revolving credit facility	14,000	3,500
Repayments to revolving credit facility	(29,000)	(48,000)
Repayment of term loan	—	(50,000)
Net proceeds from sale of common stock	47,616	76,657
Redemption of non-controlling interests in operating partnership	(133)	—
Dividends and distributions	(15,887)	(17,173)
Equity contributions by partners in consolidated real estate partnerships	2,376	—
Distributions to noncontrolling interests in real estate partnerships	(1,285)	(539)
Payment of financing costs	(591)	(1,287)

Net cash provided by (used in) financing activities	15,124	(10,564)

Decrease in cash and cash equivalents	(9,884)	(8,895)
Balance at beginning of period	25,914	34,668

Balance at end of period	$16,030	$25,773

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$16,501	$16,004

Cash paid for income taxes	$73	$10

Non-cash investing and financing activities:
Investment in real estate properties included in accounts payable and other liabilities	$507	$4,042
Mortgage note payable assumed with purchase of real estate property	15,580	—
Accrued dividends and distributions	5,839	5,007
Operating Partnership Units converted into common stock	1,149	17,345
Equity-based compensation capitalized in real estate properties	305	—
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
Interim Financial Statements
The condensed consolidated financial statements for the three and nine months ended September 30, 2010 and 2009 are unaudited, but include all adjustments consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations, changes in equity and cash flows for such periods. Operating results for the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal years of 2010 or 2009 or any other future period. These condensed consolidated financial statements do not include all disclosures required by GAAP for annual consolidated financial statements. The Company’s audited consolidated financial statements are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and should be read in conjunction with these interim financial statements.
Use of Estimates in Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions are used by management in determining the percentage of completion revenue, construction contingency and loss provisions, useful lives of real estate properties and improvements, the initial valuations and underlying allocations of purchase price in connection with business and real estate property acquisitions, deferred tax asset valuation allowance, and projected cash flow and fair value estimates used for impairment testing. Actual results may differ from those estimates.

Concentrations and Credit Risk
The Company maintains its cash in commercial banks. Balances on deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to specific limits. Balances on deposit in excess of FDIC limits are uninsured. At September 30, 2010, the Company had bank cash balances of $21.0 million in excess of FDIC insured limits.
One customer accounted for more than 10% of tenant and accounts receivable at September 30, 2010. One customer accounted for more than 10% of revenue for the three months ended September 30, 2010. One customer accounted for more than 10% of revenue for the nine months ended September 30, 2010.
Four customers each accounted for more than 10% of tenant and accounts receivable at September 30, 2009. One customer accounted for more than 10% of revenue for the three months ended September 30, 2009. One customer accounted for more than 10% of revenue for the nine months ended September 30, 2009.
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
The Company has estimated the fair value of debt utilizing present value techniques taking into consideration current market conditions. At September 30, 2010, the carrying amount and estimated fair value of debt was approximately $411.7 million and $419.8 million, respectively.
See Note 10 of the accompanying condensed consolidated financial statements in this Form 10-Q regarding the fair value of the Company’s interest rate swap agreements.
Reclassification
During 2009, the Company reclassified the Harbison Medical Office Building, a wholly-owned real estate property, as discontinued operations. Accordingly, the Company has reclassified the assets and liabilities related to this discontinued operations real estate property to Other assets — held for sale and Other liabilities — held for sale, respectively, as well as the results of operations to income (loss) from discontinued operations in the consolidated statement of operations in this Form 10-Q for the three and nine months ended September 30, 2010 and 2009. The Company sold this property in the second quarter of 2010. This asset was part of the Property Operations segment.

Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard, codified in Accounting Standards Codification (“ASC”) 810, Consolidation, which revises the consolidation guidance for variable-interest entities (“VIE”). The revisions include (1) no longer exempting qualifying special-purpose entities from the scope of the guidance, (2) requiring the continuous reconsideration for determining whether an enterprise is the primary beneficiary of another entity, (3) ignoring kick-out rights unless the rights are held by a single enterprise and (4) requiring consolidation if an entity has power and receives benefits or absorbs losses that are potentially significant to the VIE and not requiring consolidation if power is shared amongst unrelated parties. The revisions also include the enhancement of disclosure requirements. The adoption of this standard had no impact on the Company’s balance sheet, statement of operations, or changes in equity.
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
3. Investments in Real Estate Partnerships
As of September 30, 2010, the Company had an ownership interest in nine limited liability companies or limited partnerships.
The following is a description of the unconsolidated entities:
•	Cogdell Spencer Medical Partners LLC, a Delaware limited liability company, founded in 2008, has no assets or liabilities, and is 20.0% owned by the Company;
•	BSB Health/MOB Limited Partnership No. 2, a Delaware limited partnership, founded in 2002, owns nine medical office buildings, and is 2.0% owned by the Company;
•	Shannon Health/MOB Limited Partnership No. 1, a Delaware limited partnership, founded in 2001, owns ten medical office buildings, and is 2.0% owned by the Company; and
•	McLeod Medical Partners, LLC, a South Carolina limited liability company, founded in 1982, owns three medical office buildings, and is 1.1% owned by the Company.
The following is a description of the consolidated entities:
•	Bonney Lake MOB Investors, LLC, a Washington limited liability company, founded in 2009, has one medical office building under construction, and is 61.7% owned by the Company;
•	Genesis Property Holdings, LLC, a Florida limited liability company, founded in 2007, owns one medical office building, and is 40.0% owned by the Company;
•	Cogdell Health Campus MOB, LP, a Pennsylvania limited partnership, founded in 2006, owns one medical office building, and is 80.9% owned by the Company;
•	Mebane Medical Investors, LLC, a North Carolina limited liability company, founded in 2006, owns one medical office building, and is 35.1% owned by the Company; and
•	Rocky Mount MOB, LLC, a North Carolina limited liability company, founded in 2002, owns one medical office building, and is 34.5% owned by the Company.

The Company is the general partner or managing member for all nine real estate partnerships and manages the properties owned by these real estate partnerships. The Company may receive design/build revenue, development fees, property management fees, leasing fees, and expense reimbursements from these real estate partnerships. For consolidated entities, these revenues and corresponding expenses are eliminated in consolidation.
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

	September 30, 2010	December 31, 2009
Financial position:
Total assets	$54,276	$54,725
Total liabilities	48,065	48,672
Member’s equity	6,211	6,053

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Results of operations:
Total revenues	$3,128	$2,974	$9,335	$9,189
Operating and general and administrative expenses	1,523	1,624	4,382	4,503
Net income (loss)	89	(137)	571	374
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
The following table represents the segment information for the three months ended September 30, 2010 (in thousands):

		Design-Build
	Property	and	Intersegment	Unallocated
	Operations	Development	Eliminations	and Other	Total
Revenues:
Rental revenue	$22,788	$—	$(23)	$—	$22,765
Design-Build contract revenue and other sales	—	18,927	(3,193)	—	15,734
Property management and other fees	809	—	—	—	809
Development management and other income	—	2,290	(2,289)	—	1

Total revenues	23,597	21,217	(5,505)	—	39,309

Certain operating expenses:
Property operating and management	9,067	—	—	—	9,067
Design-Build contracts and development management	—	18,965	(5,159)	—	13,806
Selling, general, and administrative	—	4,226	(23)	—	4,203

Total certain operating expenses	9,067	23,191	(5,182)	—	27,076

	14,530	(1,974)	(323)	—	12,233

Interest and other income	145	—	—	6	151
Corporate general and administrative expenses	—	—	—	(2,481)	(2,481)
Interest expense	—	—	—	(5,851)	(5,851)
Interest rate derivative expense	—	—	—	(7)	(7)
Benefit from income taxes applicable to funds from operations modified	—	—	—	2,055	2,055
Non-real estate related depreciation and amortization	—	(247)	—	(61)	(308)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	6	—	—	—	6
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(476)	—	—	—	(476)

Funds from operations modified (FFOM)	14,205	(2,221)	(323)	(6,339)	5,322

Amortization of intangibles related to purchase accounting, net of income tax benefit	(42)	(571)	—	239	(374)

Funds from operations (FFO)	14,163	(2,792)	(323)	(6,100)	4,948

Real estate related depreciation and amortization	(7,375)	—	—	—	(7,375)
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	476	—	—	—	476

Net income (loss)	7,264	(2,792)	(323)	(6,100)	(1,951)
Net income (loss) attributable to the noncontrolling interest in:
Real estate partnerships	(172)	—	—	—	(172)
Operating partnership	—	—	—	285	285

Net income (loss) attributable to Cogdell Spencer Inc.	$7,092	$(2,792)	$(323)	$(5,815)	$(1,838)

Total assets	$592,538	$159,767	$—	$366	$752,671

The following table represents the segment information for the three months ended September 30, 2009 (in thousands):

		Design-Build
	Property	and	Intersegment	Unallocated
	Operations	Development	Eliminations	and Other	Total
Revenues:
Rental revenue	$19,983	$—	$(23)	$—	$19,960
Design-Build contract revenue and other sales	—	40,644	(10,346)	—	30,298
Property management and other fees	816	—	—	—	816
Development management and other income	—	723	(484)	—	239

Total revenues	20,799	41,367	(10,853)	—	51,313

Certain operating expenses:
Property operating and management	8,103	—	—	—	8,103
Design-Build contracts and development management	—	31,169	(10,003)	—	21,166
Selling, general, and administrative	—	6,098	(23)	—	6,075

Total certain operating expenses	8,103	37,267	(10,026)	—	35,344

	12,696	4,100	(827)	—	15,969

Interest and other income	134	24	—	3	161
Corporate general and administrative expenses	—	—	—	(1,801)	(1,801)
Interest expense	—	—	—	(5,039)	(5,039)
Debt extinguishment and interest rate derivative expense	—	—	—	(10)	(10)
Benefit from income taxes applicable to funds from operations modified	—	—	—	6	6
Non-real estate related depreciation and amortization	—	(190)	—	(57)	(247)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	(1)	—	—	—	(1)
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(206)	—	—	—	(206)
Income from discontinued operations, before real estate related depreciation and amortization	29	—	—	(33)	(4)

Funds from operations modified (FFOM)	12,652	3,934	(827)	(6,931)	8,828

Amortization of intangibles related to purchase accounting, net of income tax benefit	(42)	(536)	—	225	(353)

Funds from operations (FFO)	12,610	3,398	(827)	(6,706)	8,475

Real estate related depreciation and amortization	(7,225)	—	—	—	(7,225)
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	206	—	—	—	206

Net income (loss)	5,591	3,398	(827)	(6,706)	1,456
Net loss attributable to the noncontrolling interest in:
Real estate partnerships	(17)	—	—	—	(17)
Operating partnership	—	—	—	(191)	(191)

Net income (loss) attributable to Cogdell Spencer Inc.	$5,574	$3,398	$(827)	$(6,897)	$1,248

Total assets	$562,911	$199,116	$—	$476	$762,503

The following table represents the segment information for the nine months ended September 30, 2010 (in thousands):

		Design-Build
	Property	and	Intersegment	Unallocated
	Operations	Development	Eliminations	and Other	Total
Revenues:
Rental revenue	$65,073	$—	$(69)	$—	$65,004
Design-Build contract revenue and other sales	—	82,356	(15,950)	—	66,406
Property management and other fees	2,388	—	—	—	2,388
Development management and other income	—	5,444	(5,322)	—	122

Total revenues	67,461	87,800	(21,341)	—	133,920

Certain operating expenses:
Property operating and management	25,652	—	—	—	25,652
Design-Build contracts and development management	—	68,553	(18,721)	—	49,832
Selling, general, and administrative	—	12,721	(69)	—	12,652
Impairment charges	—	13,635	—	—	13,635

Total certain operating expenses	25,652	94,909	(18,790)	—	101,771

	41,809	(7,109)	(2,551)	—	32,149

Interest and other income	419	3	—	24	446
Corporate general and administrative expenses	—	—	—	(9,198)	(9,198)
Interest expense	—	—	—	(16,332)	(16,332)
Interest rate derivative expense	—	—	—	(32)	(32)
Benefit from income taxes applicable to funds from operations modified	—	—	—	5,024	5,024
Non-real estate related depreciation and amortization	—	(704)	—	(179)	(883)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	14	—	—	—	14
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(1,571)	—	—	—	(1,571)
Income from discontinued operations before gain on sale	9	—	—	(3)	6

Funds from operations modified (FFOM)	40,680	(7,810)	(2,551)	(20,696)	9,623

Amortization of intangibles related to purchase accounting, net of income tax benefit	(127)	(1,711)	—	717	(1,121)

Funds from operations (FFO)	40,553	(9,521)	(2,551)	(19,979)	8,502

Real estate related depreciation and amortization	(21,846)	—	—	—	(21,846)
Gain on sale of real estate property	264	—	—	—	264
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	1,571	—	—	—	1,571

Net income (loss)	20,542	(9,521)	(2,551)	(19,979)	(11,509)
Net loss attributable to the noncontrolling interest in:
Real estate partnerships	(660)	—	—	—	(660)
Operating partnership	—	—	—	1,595	1,595

Net income (loss) attributable to Cogdell Spencer Inc.	$19,882	$(9,521)	$(2,551)	$(18,384)	$(10,574)

Total assets	$592,538	$159,767	$—	$366	$752,671

The following table represents the segment information for the nine months ended September 30, 2009 (in thousands):

		Design-Build
	Property	and	Intersegment	Unallocated
	Operations	Development	Eliminations	and Other	Total
Revenues:
Rental revenue	$59,179	$—	$(69)	$—	$59,110
Design-Build contract revenue and other sales	—	133,813	(20,414)	—	113,399
Property management and other fees	2,530	—	—	—	2,530
Development management and other income	—	5,793	(2,527)	—	3,266

Total revenues	61,709	139,606	(23,010)	—	178,305

Certain operating expenses:
Property operating and management	23,789	—	—	—	23,789
Design-Build contracts and development management	—	112,236	(19,663)	—	92,573
Selling, general, and administrative	—	14,758	(69)	—	14,689
Impairment charges	—	120,920	—	—	120,920

Total certain operating expenses	23,789	247,914	(19,732)	—	251,971

	37,920	(108,308)	(3,278)	—	(73,666)

Interest and other income	404	28	—	24	456
Corporate general and administrative expenses	—	—	—	(6,529)	(6,529)
Interest expense	—	—	—	(16,588)	(16,588)
Debt extinguishment and interest rate derivative expense	—	—	—	(2,501)	(2,501)
Benefit from income taxes applicable to funds from operations modified	—	—	—	20,316	20,316
Non-real estate related depreciation and amortization	—	(580)	—	(168)	(748)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	13	—	—	—	13
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(676)	—	—	—	(676)
Income from discontinued operations, before real estate related depreciation and amortization	80	—	—	(103)	(23)

Funds from operations modified (FFOM)	37,741	(108,860)	(3,278)	(5,549)	(79,946)

Amortization of intangibles related to purchase accounting, net of income tax benefit	(127)	(4,357)	—	1,749	(2,735)

Funds from operations (FFO)	37,614	(113,217)	(3,278)	(3,800)	(82,681)

Real estate related depreciation and amortization	(21,913)	—	—	—	(21,913)
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	676	—	—	—	676

Net income (loss)	16,377	(113,217)	(3,278)	(3,800)	(103,918)
Net income (loss) attributable to the noncontrolling interest in:
Real estate partnerships	(158)	—	—	—	(158)
Operating partnership	—	—	—	32,791	32,791

Net income (loss) attributable to Cogdell Spencer Inc.	$16,219	$(113,217)	$(3,278)	$28,991	$(71,285)

Total assets	$562,911	$199,116	$—	$476	$762,503

5. Acquisitions
In July 2010, the Company acquired St. Francis Outpatient Center in Greenville, South Carolina for $16.6 million. St. Francis Outpatient Center is approximately 72,000 square feet and houses outpatient operating rooms and inpatient and outpatient radiology. The property is 100% leased by St. Francis Hospital, Inc., a subsidiary of Bon Secours Health System, Inc. The Company developed the property and has managed the property on behalf of a third party since its opening in 2001. The following table is an allocation of the purchase price (in thousands):

Building and improvements	$13,796
Land improvements	10
Acquired in place lease value and deferred leasing costs	2,618
Acquired below market ground lease	214

Total purchase price allocated, net of cash acquired	$16,638

The following summary of selected unaudited pro forma results of operations presents information as if the purchase of St. Francis Outpatient Center had occurred at the beginning of the periods indicated. The pro forma information is provided for informational purposes only and is not indicative of results that would have occurred had the property been purchased at the beginning of the periods indicated or results which may occur in the future (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Revenue	$39,471	$52,049	$135,476	$180,378
Net income (loss)	(2,350)	1,470	(11,822)	(103,845)
Net income (loss) attributable to Cogdell Spencer Inc.	(2,183)	1,260	(10,842)	(71,227)

Net income (loss) per share attributable to Cogdell Spencer Inc. — basic and diluted	$(0.04)	$0.03	$(0.23)	$(2.43)
6. Discontinued Operations
In June 2010, the Company sold Harbison Medical Office Building, located in Columbia, South Carolina for $2.5 million and recorded a gain on sale of $0.3 million. In 2009, the criteria for classification as held for sale were met and the assets and liabilities related to this discontinued operations real estate property were reclassified to Other assets — held for sale and Other liabilities — held for sale, respectively, as well as the results of operations to income (loss) from discontinued operations in the consolidated statement of operations in this Form 10-Q for the three and nine months ended September 30, 2010 and 2009. Below is a summary of discontinued operations for the real estate property reclassified to discontinued operations (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Revenues-
Rental revenues	$—	$89	$139	$266

Total revenues	—	89	139	266
Expenses:
Property operating and management	—	60	130	186
Depreciation and amortization	—	35	—	104
Interest expense	—	33	3	103

Total expenses	—	128	133	393

Income (loss) from discontinued operations before gain on sale of real estate property	—	(39)	6	(127)
Gain on sale of real estate property	—	—	264	—

Total discontinued operations	$—	$(39)	$270	$(127)

7. Contracts
Revenue and billings to date on uncompleted contracts, from their inception, as of September 30, 2010 and December 31, 2009, are as follows (in thousands):

	September 30,	December 31,
	2010	2009
Costs and estimated earnings on uncompleted contracts	$44,753	$79,374
Billings to date	(46,139)	(90,701)

Net billings in excess of costs and estimated earnings	$(1,386)	$(11,327)

These amounts are included in the condensed consolidated balance sheet at September 30, 2010 and December 31, 2009 as shown below (in thousands). At September 30, 2010 and December 31, 2009, the Company had retainage receivables of $2.9 million and $4.5 million, respectively, which are included in Tenant and accounts receivable in the condensed consolidated balance sheets in this Form 10-Q.

	September 30,	December 31,
	2010	2009
Costs and estimated earnings in excess of billings (1)	$759	$1,862
Billings in excess of costs and estimated earnings	(2,145)	(13,189)

Net billings in excess of costs and estimated earnings	$(1,386)	$(11,327)

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
An interim review of the Company’s intangible assets associated with the Design-Build and Development business segment was performed on June 30, 2010, due to indicators of impairment including a decrease in the market value of comparable engineering and construction companies, a decrease in the Company’s forecasted cash flow projections for this business segment resulting from negative macro-economic factors and continual delays in new project construction starts, and a reduction in workforce that occurred within the business unit. As a result of the June 30, 2010 review, the Company recorded, during the three months ended June 30, 2010, a pre-tax, non-cash impairment charge of $13.6 million and the Company recognized a non-cash income tax benefit of $2.8 million, resulting in an after-tax impairment charge of $10.8 million. The Company has determined an interim review has not been necessary since the previous impairment review performed on June 30, 2010.
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
An interim review of the Design-Build and Development business unit’s intangible assets was also performed on March 31, 2009, due to a decline in the Company’s stock price, a decline in the cash flow multiples for comparable public engineering and construction companies, and changes in the cash flow projections for the Design-Build and Development business unit resulting from a decline in backlog and delays and cancellations of client building projects. As a result of the March 31, 2009 review, the Company recorded, during the three months ended March 31, 2009, a pre-tax, non-cash impairment charge of $120.9 million and the Company recognized a non-cash income tax benefit of $19.2 million, resulting in an after-tax impairment charge of $101.7 million. The Company determined that there were no impairment indicators and therefore an interim review was not necessary during the three and six months ended September 30, 2009.

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

The following tables show the change in carrying value related to the Design-Build and Development business segment’s intangible assets from the June 30, 2010 measurement date to September 30, 2010, from December 31, 2009 to the June 30, 2010 measurement date, and from the March 31, 2009 measurement date to December 31, 2009 (in thousands):

		Recorded Value	Amortization for the	Impairment Charges	Recorded Value
		as of	Three Months Ended	Recorded as of	as of
	Location of Asset	September 30, 2010	September 30, 2010	September 30, 2010	June 30, 2010
Goodwill	Goodwill	$102,195	n/a	$—	$102,195
Trade names and trademarks	Trade names and trademarks	34,093	n/a	—	34,093
Acquired signed contracts	Intangible assets	—	$—	—	—
Acquired proposals	Intangible assets	447	(448)	—	895
Acquired customer relationships	Intangible assets	1,276	(123)	—	1,399

		$138,011	$(571)	$—	$138,582

		Recorded Value	Amortization for the	Impairment Charges	Recorded Value
		as of	Six Months Ended	Recorded as of	as of
	Location of Asset	June 30, 2010	June 30, 2010	June 30, 2010	December 31, 2009
Goodwill	Goodwill	$102,195	n/a	$(6,488)	$108,683
Trade names and trademarks	Trade names and trademarks	34,093	n/a	(7,147)	41,240
Acquired signed contracts	Intangible assets	—	$—	—	—
Acquired proposals	Intangible assets	895	(894)	—	1,789
Acquired customer relationships	Intangible assets	1,399	(246)	—	1,645

		$138,582	$(1,140)	$(13,635)	$153,357

		Recorded Value	Amortization for the	Impairment Charges	Recorded Value
		as of	Nine Months Ended	Recorded as of	as of
	Location of Asset	December 31, 2009	December 31, 2009	March 31, 2009	March 31, 2009
Goodwill	Goodwill	$108,683	n/a	$(71,755)	$108,683
Trade names and trademarks	Trade names and trademarks	41,240	n/a	(34,728)	41,240
Acquired signed contracts	Intangible assets	—	$(1,398)	—	1,398
Acquired proposals	Intangible assets	1,789	(340)	(1,833)	2,129
Acquired customer relationships	Intangible assets	1,645	(144)	(12,604)	1,789

		$153,357	$(1,882)	$(120,920)	$155,239

Goodwill and trade names and trademarks are not amortized and are associated with the Design-Build and Development business segment. The following table shows the change in carrying value related to goodwill and trade names and trademarks intangible assets for the periods shown (in thousands):

	Nine Months Ended September 30, 2010			Year Ended December 31, 2009
		Accumulated	Net		Accumulated	Net
	Gross Amount	Impairment	Carrying Value	Gross Amount	Impairment	Carrying Value
Goodwill as of January 1	$180,438	$71,755	$108,683	$180,438	$—	$180,438
Accumulated impairment losses	—	6,488	(6,488)	—	71,755	(71,755)

Goodwill at end of period	$180,438	$78,243	$102,195	$180,438	$71,755	$108,683

Trade names and trademarks as of January 1	$75,968	$34,728	$41,240	$75,968	$—	$75,968
Accumulated impairment losses	—	7,147	(7,147)	—	34,728	(34,728)

Trade names and trademarks at end of period	$75,968	$41,875	$34,093	$75,968	$34,728	$41,240

Amortizing intangible assets consisted of the following for the periods shown (in thousands):

	September 30, 2010		December 31, 2009
		Accumulated		Accumulated
	Gross Amount	Amortization	Gross Amount	Amortization
Acquired signed contracts	$13,253	$13,253	$13,253	$13,253
Acquired proposals	2,129	1,682	2,129	340
Acquired customer relationships	1,789	513	1,789	144
Acquired above market leases	1,559	1,100	1,559	955
Acquired in place lease value and deferred leasing costs	43,284	29,980	40,666	27,512
Acquired ground leases	3,777	614	3,562	515
Acquired property management contracts	2,097	721	2,097	594

Total amortizing intangible assets	$67,888	$47,863	$65,055	$43,313

Amortization expense related to intangibles for the nine months ended September 30, 2010 and 2009 was $4.5 million and $8.0 million, respectively. The Company expects to recognize amortization expense from the acquired intangible assets for the remainder of 2010 and thereafter as follows (in thousands):

Future
Amortization
For the year ending:	Expense
Remainder of 2010	$1,434
2011	3,891
2012	2,902
2013	1,974
2014	1,830
Thereafter	7,994

$20,025

9. Mortgage Notes Payable and Borrowing Agreements
Scheduled Maturities
The Company’s mortgages are collateralized by property; principal and interest payments are generally made monthly. Scheduled maturities of mortgages, notes payable under the $150.0 million secured revolving credit facility (“Credit Facility”), and the $50.0 million senior secured term facility (“Term Loan”) as of September 30, 2010, are as follows (in thousands):

For the year ending:	Total
Remainder of 2010	$7,485
2011	179,186
2012	24,859
2013	15,722
2014	63,071
Thereafter	121,308

$411,631

The Term Loan’s financial covenants require a maximum consolidated senior indebtedness to adjusted consolidated EBITDA of 3.50 to 1.00, with the ability to exceed 3.50 to 1.00 in one quarter, but not to exceed 3.75 to 1.00 in such quarter. As of September 30, 2010, the Company’s ratio for this covenant was 3.49 to 1.00. If the Company does not maintain a minimum trailing 12 months adjusted consolidated EBITDA of $14.3 million, then the Company would be obligated to prepay an adequate amount of the Term Loan’s principal balance in order to avoid a breach of the maximum consolidated senior indebtedness to adjusted consolidated EBITDA covenant ratio. As of September 30, 2010, the Company believes it is probable the Company will not maintain such minimum and a substantial prepayment would then be required in the fourth quarter of 2010. The Company believes it has adequate resources from available cash and cash equivalents and its Credit Facility to make any necessary prepayment at any future reporting date.
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
In June 2010, the Company obtained a construction note payable related to its Puyallup, Washington project. The construction note payable has a maximum principal balance of $16.3 million and a fixed interest rate between 7.10% and 7.50% based on leasing and operating income conditions. During the construction period, the interest rate is 7.85%. Monthly payments are interest only during the construction period and after construction completion, the monthly payments will be principal and interest based on a 25 year amortization. The mortgage note payable matures in June 2015.

In July 2010, the Company obtained construction note payable related to its Bonney Lake, Washington project. The construction note payable has a maximum principal balance of $11.5 million and an interest rate of LIBOR plus 3.25%. Monthly payments are interest only during the construction period and after construction completion, the monthly payments will be principal and interest based on a 25 year amortization. The mortgage note payable matures in January 2018.
In July 2010, in connection with the acquisition of St. Francis Outpatient Center in Greenville, South Carolina, the Company assumed a $15.6 million mortgage note payable. The Company repaid this mortgage note payable immediately following the acquisition.
In October 2010, the Company refinanced the Rocky Mount Medical Park (Rocky Mount, North Carolina) mortgage note payable. The principal balance was increased to $10.3 million from $6.4 million. The additional proceeds were used for tenant and building improvements at the property. The mortgage note payable matures in October 2014, has an interest rate of LIBOR plus 3.50%, and requires monthly principal and interest payments based on a 25 year amortization.
The Company has $65.0 million outstanding under the Credit Facility as of September 30, 2010. The Credit Facility will terminate and all amounts outstanding thereunder will be due and payable in March 2011. The Credit Facility provides for a one-time right to a one-year extension at the Company’s option conditioned upon the Lenders being satisfied with the Company and its subsidiaries’ financial condition and liquidity, and taking into consideration any payment, extension or refinancing of the Term Loan. As of September 30, 2010, the Company expects to exercise the extension option. There can be no assurance if and on what terms the Lenders may be willing to extend the Credit Facility upon its maturity in March 2011.
The Company has $50.0 million outstanding under the Term Loan as of September 30, 2010. The Term Loan was initially $100.0 million and the Company repaid $50.0 million in June 2009. The Term Loan is secured by the stock of the Company’s Design-Build and Development subsidiary, MEA Holdings, LLC, and certain accounts receivable of MEA Holdings, LLC and is guaranteed by the Company. The Term Loan matures in March 2011, and is subject to a one-time right to a one-year extension at the Company’s option. As of September 30, 2010, the Company expects to exercise the extension option for any amount outstanding as of the maturity in March 2011.
At September 30, 2010, the Company believes it was in compliance with all its loan covenants. See “Liquidity and Capital Resources” in the Management Discussion and Analysis section in this Form 10-Q.
10. Derivative Financial Instruments
Interest rate swap agreements are utilized to reduce exposure to variable interest rates associated with certain mortgage notes payable, the Credit Facility, and the Term Loan. These agreements involve an exchange of fixed and floating interest payments without the exchange of the underlying principal amount (the “notional amount”). The interest rate swap agreements are reported at fair value in the condensed consolidated balance sheet within “Other assets” or “Other liabilities” and changes in the fair value, net of tax where applicable, are reported in accumulated other comprehensive income (loss) (“AOCI”) exclusive of ineffectiveness amounts. The following table summarizes the terms of the agreements and their fair values at September 30, 2010 and December 31, 2009 (dollars in thousands):

	As of September 30, 2010					September 30, 2010		December 31, 2009
	Notional			Effective	Expiration
Entity/Property	Amount	Receive Rate	Pay Rate	Date	Date	Asset	Liability	Asset	Liability
MEA Holdings, LLC	$100,000	1 Month LIBOR	2.82%	4/1/2008	3/1/2011	$—	$1,060	$—	$2,397
Cogdell Spencer LP	30,000	1 Month LIBOR	3.11%	10/15/2008	3/10/2011	—	375	—	697
St. Francis Community MOB LLC	6,733	1 Month LIBOR	3.32%	10/15/2008	6/15/2011	—	153	—	246
St. Francis Medical Plaza (Greenville)	7,233	1 Month LIBOR	3.32%	10/15/2008	6/15/2011	—	164	—	264
Beaufort Medical Plaza	4,668	1 Month LIBOR	3.80%	8/18/2008	8/18/2011	—	148	—	216
East Jefferson Medical Plaza	11,600	1 Month LIBOR	1.80%	1/15/2009	12/23/2011	—	215	—	121
River Hills Medical Plaza	3,384	1 Month LIBOR	1.78%	1/15/2009	1/31/2012	—	62		33
HealthPartners Medical Office Building	5,900	1 Month LIBOR	3.55%	6/1/2010	11/1/2014	—	1,121	—	186
Lancaster ASC MOB	10,452	1 Month LIBOR	4.03%	3/14/2008	3/2/2015	—	1,221	—	567
Woodlands Center for Specialized Medicine	16,682	1 Month LIBOR	4.71%	4/1/2010	10/1/2018	—	3,144	—	1,166
Medical Center Physicians Tower	14,770	1 Month LIBOR	3.69%	9/1/2010	3/1/2019	—	1,191	271	—
University Physicians — Grants Ferry	10,439	1 Month LIBOR	3.70%	10/1/2010	4/1/2019	—	1,717	217	—

						$—	$10,571	$488	$5,893

The following table shows the effect of the Company’s derivative instruments designated as cash flow hedges for the three months ended September 30, 2010 (in thousands):

Three Months Ended September 30, 2010
		Location of Gain or	Gain or (Loss)
		(Loss) Reclassified	Reclassified from
	Gain or (Loss)	from AOCI,	AOCI,
	Recognized in AOCI,	Noncontrolling	Noncontrolling
	Noncontrolling	Interests in	Interests in
	Interests in	Operating	Operating	Location of Gain or	Gain or (Loss)
	Operating	Partnership, and	Partnership, and	(Loss) Recognized -	Recognized -
	Partnership, and	Noncontrolling	Noncontrolling	Ineffective Portion	Ineffective Portion
	Noncontrolling	Interests in Real	Interests in Real	and Amount	and Amount
	Interests in Real	Estate Partnerships	Estate Partnerships	Excluded from	Excluded from
	Estate Partnerships -	into Income -	into Income -	Effectiveness	Effectiveness
	Effective Portion (1)	Effective Portion	Effective Portion (1)	Testing	Testing
Interest rate swap agreements	$(1,680)	Interest Expense	$(1,309)	Interest rate derivative expense	$(7)
The following table shows the effect of the Company’s derivative instruments designated as cash flow hedges for the three months ended September 30, 2009 (in thousands):

Three Months Ended September 30, 2009
		Location of Gain or	Gain or (Loss)
		(Loss) Reclassified	Reclassified from
	Gain or (Loss)	from AOCI,	AOCI,
	Recognized in AOCI,	Noncontrolling	Noncontrolling
	Noncontrolling	Interests in	Interests in
	Interests in	Operating	Operating	Location of Gain or	Gain or (Loss)
	Operating	Partnership, and	Partnership, and	(Loss) Recognized -	Recognized -
	Partnership, and	Noncontrolling	Noncontrolling	Ineffective Portion	Ineffective Portion
	Noncontrolling	Interests in Real	Interests in Real	and Amount	and Amount
	Interests in Real	Estate Partnerships	Estate Partnerships	Excluded from	Excluded from
	Estate Partnerships -	into Income -	into Income -	Effectiveness	Effectiveness
	Effective Portion (1)	Effective Portion	Effective Portion (1)	Testing	Testing
Interest rate swap agreements	$(1,435)	Interest Expense	$(649)	Interest rate derivative expense	$(10)
The following table shows the effect of the Company’s derivative instruments designated as cash flow hedges for the nine months ended September 30, 2010 (in thousands):

Nine Months Ended September 30, 2010
		Location of Gain or	Gain or (Loss)
		(Loss) Reclassified	Reclassified from
	Gain or (Loss)	from AOCI,	AOCI,
	Recognized in AOCI,	Noncontrolling	Noncontrolling
	Noncontrolling	Interests in	Interests in
	Interests in	Operating	Operating	Location of Gain or	Gain or (Loss)
	Operating	Partnership, and	Partnership, and	(Loss) Recognized -	Recognized -
	Partnership, and	Noncontrolling	Noncontrolling	Ineffective Portion	Ineffective Portion
	Noncontrolling	Interests in Real	Interests in Real	and Amount	and Amount
	Interests in Real	Estate Partnerships	Estate Partnerships	Excluded from	Excluded from
	Estate Partnerships -	into Income -	into Income -	Effectiveness	Effectiveness
	Effective Portion (1)	Effective Portion	Effective Portion (1)	Testing	Testing
Interest rate swap agreements	$(6,076)	Interest Expense	$(3,304)	Interest rate derivative expense	$(32)

The following table shows the effect of the Company’s derivative instruments designated as cash flow hedges for the nine months ended September 30, 2009 (in thousands):

Nine Months Ended September 30, 2009
		Location of Gain or	Gain or (Loss)
		(Loss) Reclassified	Reclassified from
	Gain or (Loss)	from AOCI,	AOCI,
	Recognized in AOCI,	Noncontrolling	Noncontrolling
	Noncontrolling	Interests in	Interests in
	Interests in	Operating	Operating	Location of Gain or	Gain or (Loss)
	Operating	Partnership, and	Partnership, and	(Loss) Recognized -	Recognized -
	Partnership, and	Noncontrolling	Noncontrolling	Ineffective Portion	Ineffective Portion
	Noncontrolling	Interests in Real	Interests in Real	and Amount	and Amount
	Interests in Real	Estate Partnerships	Estate Partnerships	Excluded from	Excluded from
	Estate Partnerships -	into Income -	into Income -	Effectiveness	Effectiveness
	Effective Portion (1)	Effective Portion	Effective Portion (1)	Testing	Testing
Interest rate swap agreements	$3,371	Interest Expense	$(3,389)	Interest rate derivative expense	$(1,539)

(1)	Refer to the Condensed Consolidated Statement of Changes in Equity in this Form 10-Q, which summarizes the activity in Unrealized gain on interest rate swaps, net of tax related to the interest rate swap agreements.
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, and indicates the fair value hierarchy referenced in Note 2 of the condensed consolidated financial statements in this Form 10-Q, of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Fair Value Measurements as of
	September 30, 2010
	Total	Level 1	Level 2	Level 3
Liabilities-
Derivative financial instruments	$10,571	$—	$10,571	$—

	Fair Value Measurements as of
	December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets-
Derivative financial instruments	$488	$—	$488	$—

Liabilities-
Derivative financial instruments	$(5,893)	$—	$(5,893)	$—
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
The MEA Holdings, LLC $100.0 million interest rate swap agreement was designated as a hedge instrument from its inception through June 3, 2009, the date of the $50.0 million repayment and amendment of the Term Loan. The agreement was not designated as a hedge instrument from June 4, 2009, through July 19, 2009. On July 20, 2009, the agreement was re-designated as a hedge instrument and was used to fix the floating rate portion on $50.0 million outstanding under the Term Loan and $50.0 million outstanding under the Credit Facility. On May 19, 2010, the Company repaid $25.0 million that was outstanding under the Credit Facility. Due to the outstanding one month LIBOR variable rate debt falling to a level that the hedge designation no longer supported, the swap was de-designated on May 19, 2010. The agreement was not designated as a hedge instrument from May 20, 2010, through May 24, 2010. On May 25, 2010, the agreement was re-designated as a hedge instrument and as of June 30, 2010 was used to fix the floating rate portion on the $50.0 million outstanding under the Term Loan and $25.0 million outstanding under the Credit Facility.

11. Equity
Cogdell Spencer Inc. Stockholders’ Equity
The following is a summary of changes of the Company’s common stock for the nine months ended September 30, 2010 and 2009 (in thousands):

	For the Nine Months Ended
	September 30,	September 30,
	2010	2009
Shares of common stock at beginning of period	42,729	17,699
Issuance of common stock	7,208	23,000
Conversion of OP units to common stock	215	1,835
Restricted stock grants	557	13

Shares of common stock at end of period	50,709	42,547

The following is net loss attributable to Cogdell Spencer Inc. and the issuance of common stock in exchange for redemptions of OP units for the nine months ended September 30, 2010 and 2009 (in thousands):

	For the Nine Months Ended
	September 30,	September 30,
	2010	2009
Net loss attributable to Cogdell Spencer Inc.	$(10,574)	$(71,285)
Increase in Cogdell Spencer Inc. additional paid-in capital for the conversion of OP units into common stock	1,147	17,805

Change from net loss attributable to Cogdell Spencer Inc. and transfers from noncontrolling interests	$(9,427)	$(53,480)

In May 2010, the Company issued approximately 7.1 million shares of common stock, resulting in net proceeds to the Company of approximately $47.1 million. The net proceeds were used to reduce borrowings under the Credit Facility, to fund build to suit development projects, and for working capital and other general corporate purposes.
In September 2010, in connection with the employment of Raymond W. Braun as Chief Executive Officer (“CEO”) and President of the Company, the Company sold 74,516 shares of common stock to Mr. Braun at a price per share equal to $6.71, resulting in proceeds to the Company of approximately $0.5 million. The proceeds were used for working capital and other general corporate purposes.
Noncontrolling Interests in Operating Partnership
As of September 30, 2010, there were approximately 58.4 million OP units outstanding, of which approximately 50.7 million, or 86.8%, were owned by the Company and approximately 7.7 million, or 13.2%, were owned by other partners, including certain directors, officers and other members of senior management. As of September 30, 2010, the fair market value of the OP units not owned by the Company was approximately $48.5 million, based on a market value of $6.32 per unit, which was the closing stock price of the Company’s shares of common stock on the New York Stock Exchange (“NYSE”) on September 30, 2010.
Dividends and Distributions
On September 10, 2010, the Company announced that its Board of Directors had declared a quarterly dividend of $0.10 per share and OP unit that was paid in cash on October 20, 2010 to holders of record on September 24, 2010. The $5.0 million dividend covered the Company’s third quarter of 2010. Additionally, distributions declared to OP unit holders, excluding inter-company distributions, totaled $0.8 million for the third quarter of 2010.

12. Incentive and Share-Based Compensation
The Company’s 2010 and 2005 Long-Term Stock Incentive Plans (the “Incentive Plans”) provide for the grant of incentive awards to employees, directors and consultants to attract and retain qualified individuals and reward them for superior performance in achieving the Company’s business goals and enhancing stockholder value. Awards issuable under the incentive award plans include stock options, restricted stock, dividend equivalents, stock appreciation rights, long-term incentive plan units (“LTIP units”), cash performance bonuses and other incentive awards. Only employees are eligible to receive incentive stock options under the Incentive Plans. The Company has reserved a 1,000,000 and 1,512,000 shares of common stock under the 2005 and 2010 Incentive Plans, respectively. The shares can be issued pursuant to the Incentive Plans subject to certain adjustments set forth in the plans. Each LTIP unit issued under the Incentive Plans will count as one share of stock for purposes of calculating the limit on shares that may be issued under the plans and the individual award limit discussed below.
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
In September 2010, the Company’s CEO, Mr. Braun, purchased 74,516 shares of common stock and the Company issued 74,516 shares of restricted common stock to the Mr. Braun as a match grant. The restricted common shares of the match grant were valued at $6.33 per share, which was the Company’s closing stock price on the grant date. The total value of the grant was $0.5 million. The restricted common stock vests 100% on December 31, 2013 or earlier if Mr. Braun is terminated without cause.
In September 2010, the Company issued 447,094 shares of restricted common stock to Mr. Braun as a performance award grant. The restricted common shares were valued at $6.33 per share, which was the Company’s closing stock price on the grant date. The total value of the grant was $2.8 million. The restricted common stock vests 100% on December 31, 2013, or earlier if Mr. Braun is terminated without cause, if the performance criteria is met.

The following is a summary of restricted stock and LTIP unit activity for the nine months ended September 30, 2010 (in thousands, except weighted average grant price):

			Weighted
	Restricted		Average
	Stock	LTIP Units	Grant Price
Unvested balance at December 31, 2009	5	120	$15.43
Granted	556	134	6.37
Vested	(40)	(139)	6.28

Unvested balance at September 30, 2010	521	115	$7.96

13. Related Party Transactions
The Fork Farm, a working farm owned by the Company’s Chairman, periodically hosts events on behalf of the Company. Charges of less than $10,000 for each nine month period ended September 30, 2010 and 2009, respectively, are reflected in “Selling, general, and administrative” expenses in the accompanying condensed consolidated statement of operations in this Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
When used in this discussion and elsewhere in this Quarterly Report on Form 10-Q, the words “believes,” “anticipates,” “projects,” “should,” “estimates,” “expects,” and similar expressions are intended to identify forward-looking statements with the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and in Section 21F of the Securities and Exchange Act of 1934, as amended. Actual results may differ materially due to uncertainties including:
•	the Company’s business strategy;
•	the Company’s ability to comply with financial covenants in its debt instruments;
•	the Company’s access to capital;
•	the Company’s ability to obtain future financing arrangements, including refinancing existing arrangements;
•	estimates relating to the Company’s future distributions;
•	the Company’s understanding of the Company’s competition;
•	the Company’s ability to renew the Company’s ground leases;
•	legislative and regulatory changes (including changes to laws governing the taxation of REITs and individuals);
•	increases in costs of borrowing as a result of changes in interest rates and other factors;
•	the Company’s ability to maintain its qualification as a REIT due to economic, market, legal, tax or other considerations;
•	changes in the reimbursement available to the Company’s tenants by government or private payors;
•	the Company’s tenants’ ability to make rent payments;
•	defaults by tenants and customers;
•	access to financing by customers;
•	delays in project starts and cancellations by customers;
•	the Company’s ability to convert design-build project opportunities into new engagements for the Company;
•	market trends; and
•	projected capital expenditures.
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
The Company derives a majority of its revenues from two sources: (1) rents received from tenants under leases in medical office buildings and other healthcare related facilities, and (2) from design-build and development services for healthcare customers. To a lesser degree, the Company has revenues from consulting and property management agreements.
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
The Company’s design-build and development revenue is derived from its Design-Build and Development segment. The demand for this segment’s services has been, and will likely continue to be, cyclical in nature. Financial results can be affected by the amount and timing of capital spending by healthcare systems and providers, the demand for the Company’s services in the healthcare facilities market, the availability of construction level financing, and weather at the construction sites. In periods of adverse economic conditions such as the one we are currently in, design-build customers may be unwilling or unable to make capital expenditures and they may be unable to obtain debt or equity financings for projects. As a result, customers may defer projects to a later date, which could reduce design-build and development revenues. Due to the current adverse economic environment and the volatility in the credit markets, the Design-Build and Development segment is experiencing delays in client project starts and cancellations. Deterioration of market or economic conditions and volatility in the financial market has and could continue to influence future revenues, interest, and other costs, and could result in future impairment of goodwill or other intangible assets. The Company expects its design-build and development revenue and FFOM contribution from the Design-Build and Development segment for the year ending December 31, 2010 to be significantly less than revenue and FFOM contribution from the Design-Build and Development segment for the same period in the prior year.
As of September 30, 2010, the Company’s portfolio consisted of 113 properties totaling approximately 5.9 million square feet. The Company’s portfolio was comprised of the following at September 30, 2010:
•	65 consolidated wholly-owned and joint venture properties, comprising a total of approximately 3.6 million net rentable square feet, 91.4% leased;
•	One wholly-owned property in the lease-up phase, comprising approximately 0.1 million net rentable square feet, 75% leased and income producing with the remaining 25.0% leased and under construction for a third quarter 2011 scheduled date of occupancy;
•	Three unconsolidated joint venture properties comprising a total of approximately 0.2 million net rentable square feet; and
•	44 properties managed for third party clients comprising a total of approximately 2.0 million net rentable square feet.
At September 30, 2010, approximately 77.4% of the net rentable square feet of the Company’s wholly-owned properties were situated on hospital campuses. As such, the Company believes that its assets occupy a premier franchise location in relation to local hospitals, providing its properties with a distinct competitive advantage over alternative medical office space in an area. The Company believes that its property locations and relationships with hospitals will allow the Company to capitalize on the increasing healthcare trend of outpatient procedures.

Critical Accounting Policies
The Company’s discussion and analysis of financial condition and results of operations are based upon the Company’s condensed consolidated financial statements in this Form 10-Q, which have been prepared on the accrual basis of accounting in conformity with GAAP. All significant intercompany balances and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses in the reporting period. The Company’s actual results may differ from these estimates. Management has provided a summary of the Company’s significant accounting policies in Note 2 to the condensed consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2009. Critical accounting policies are those judged to involve accounting estimates or assumptions that may be material due to the levels of subjectivity and judgment necessary to account for uncertain matters or susceptibility of such matters to change. Other companies in similar businesses may utilize different estimation policies and methodologies, which may impact the comparability of the Company’s results of operations and financial condition to those companies.
Acquisition of Real Estate
The price that the Company pays to acquire a property is impacted by many factors, including the condition of the buildings and improvements, the occupancy of the building, the existence of above and below market tenant leases, the creditworthiness of the tenants, favorable or unfavorable financing, above or below market ground leases, customer relationships, and numerous other factors. Accordingly, the Company is required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on the Company’s estimate of the fair values of such assets and liabilities. These subjective assessments include determining the value of the buildings and improvements, land, any ground leases, tenant improvements, in-place tenant leases and tenant relationships, the value (or negative value) of above (or below) market leases and the value of any debt assumed from the seller or loans made by the seller to the Company. Each of these assessments requires significant judgment and some of the estimates involve complex calculations. The Company’s calculation methodology is summarized in Note 2 to the condensed consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2009. These allocation assessments have a direct impact on the Company’s results of operations because if the Company were to allocate more value to land there would be no depreciation with respect to such amount or if the Company were to allocate more value to the buildings rather than to allocating to the value of tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the terms of the leases. Additionally, the amortization of value (or negative value) assigned to above (or below) market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place leases and tenant relationships, which is included in depreciation and amortization in the Company’s consolidated statements of operations.
Acquisition of Business
The price that the Company pays to acquire a business is impacted by many factors, including projected future cash flows, customer lists, contracts and proposals, trade names and trademarks, condition of property, plant, and equipment, and numerous other factors. Accordingly, the Company is required to make subjective assessments to allocate the purchase price paid to acquire investments in business among the assets acquired and liabilities assumed based on the Company’s estimate of the fair values of such assets and liabilities. These subjective assessments include determining the value of contracts, proposals, customer lists, workforce, trade names and trademarks, receivables, accruals and reserves, and property, plant, and equipment. Each of these assessments requires significant judgment and some of the assessments involve complex calculations. The Company’s calculation methodology is summarized in Note 2 to the condensed consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2009. These allocation assessments have a direct impact on the Company’s results of operations because if the Company were to allocate more value to goodwill or a non-amortizing intangible asset there would be no amortization with respect to such amount or if the Company were to allocate more value to a longer-lived asset rather than to allocating to a shorter-lived asset, this amount would be recognized as an expense over a longer period of time.

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

If market and economic conditions deteriorate and cause (1) declines in the Company’s stock price, (2) increases in the estimated weighted-average cost of capital, (3) changes in cash flow multiples or projections, or (4) changes in other inputs to goodwill assessment estimates, then a goodwill impairment review may be required prior to the Company’s next annual test. It is reasonably possible that changes in the numerous variables associated with the judgments, assumptions, and estimates could cause the goodwill or non-amortizing intangible assets to become impaired. If goodwill or non-amortizing intangible assets are impaired, the Company would be required to record a non-cash charge that could have a material adverse affect on its condensed consolidated financial statements.
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

REIT Qualification Requirements
The Company is subject to a number of operational and organizational requirements to maintain its qualification as a REIT. If the Company does not qualify as a REIT with respect to a taxable year, its income would become subject to U.S. federal, state, and local income taxes at regular corporate rates, which would be substantial, and unless the Company qualified for certain statutory relief provisions it would not be permitted to re-elect to qualify as a REIT for four taxable years following the year it failed to qualify as a REIT. The resulting adverse effects on the Company’s results of operations, liquidity and amounts distributable to stockholders would be material.
Results of Operations
The Company’s income (loss) from operations is generated primarily from operations of its properties and design-build and development services. The changes in operating results from period to period reflect changes in existing property performance, changes in the number of properties due to development, acquisition, or disposition of properties, and the operating results of the Design-Build and Development segment.
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
Property Summary
The following is an activity summary of the Company’s in-service and lease-up property portfolio (excluding unconsolidated partnership properties) for the three and nine months ended September 30, 2010 and 2009 and the year ended December 31, 2009:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Properties at beginning of the period	65	62	62	62
Developments (including lease-up properties)	—	—	3	—
Acquisitions	1	—	1	—

Properties at end of the period	66	62	66	62

Year Ended
December 31,
2009

Properties at January 1	62
Developments	1
Discontinued operations	(1)

Properties at December 31	62

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
Comparison of the three and nine months ended September 30, 2010 and 2009
Funds from Operations Modified (“FFOM”)
For the three months ended September 30, 2010, FFOM decreased $3.5 million, or 39.7%, compared to the same period in the prior year. The $3.5 million decrease is primarily due to decreased Design-Build and Development FFOM, net of income tax benefit. The decrease in Design-Build and Development FFOM, net of income tax benefit, was offset by increased Property Operations FFOM.

For the nine months ended September 30, 2010, FFOM, excluding non-recurring events and impairment charges, decreased $0.3 million, or 1.3%, compared to the same period in the prior year. The $0.3 million decrease is due to decreased Design-Build and Development FFOM, offset by increased Property Operations FFOM, decreased corporate general and administrative expenses, and increased income tax benefit applicable to FFOM.
The following is a summary of FFOM for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
FFOM attributable to:
Property operations	$14,205	$12,653	$40,680	$37,742
Design-Build and development, excluding impairment charges	(2,221)	3,934	5,825	12,060
Intersegment eliminations	(323)	(827)	(2,551)	(3,278)
Unallocated and other, excluding non-recurring events	(6,339)	(6,932)	(20,938)	(23,204)

FFOM, excluding non-recurring events and impairment charges	5,322	8,828	23,016	23,320
Non-recurring events and impairment charges:
Goodwill and intangible asset impairment charges, net of tax benefit	—	—	(10,848)	(101,746)
CEO retirement compensation expense, net of tax benefit	—	—	(2,545)	—
Debt extinguishment and interest rate derivative expense, net of income tax benefit	—	—	—	(1,520)

FFOM	$5,322	$8,828	$9,623	$(79,946)

See Note 4 of the accompanying condensed consolidated financial statements in this Form 10-Q for business segment information and management’s use of FFO and FFOM to evaluate operating performance. The following table presents the reconciliation of FFO and FFOM to net loss, which is the most directly comparable GAAP measure to FFO and FFOM, for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Net income (loss)	$(1,951)	$1,456	$(11,509)	$(103,918)
Add:
Real estate related depreciation and amortization:
Wholly-owned and consolidated properties, including amounts in discontinued operations	7,372	7,222	21,837	21,905
Unconsolidated real estate partnerships	3	3	9	8
Less:
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(476)	(206)	(1,571)	(676)
Gain on sale of real estate property	—	—	(264)	—

Funds from Operations (FFO)	4,948	8,475	8,502	(82,681)
Amortization of intangibles related to purchase accounting, net of income tax benefit	374	353	1,121	2,735

Funds from Operations Modified (FFOM)	$5,322	$8,828	$9,623	$(79,946)

FFOM attributable to Property Operations, net of intersegment eliminations
The following is a summary of FFOM attributable to the Property Operations segment, net of intersegment eliminations, for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	For the Three Months Ended
	September 30,	September 30,
	2010	2009
Rental revenue, net of intersegment eliminations of $23 in 2010 and 2009	$22,765	$19,960
Property management and other fee revenue	809	816
Property operating and management expenses	(9,067)	(8,103)
Interest and other income	145	134
Earnings (loss) from unconsolidated real estate partnerships, before real estate related depreciation and amortization	6	(1)
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(476)	(206)
Income from discontinued operations, before real estate related depreciation and amortization and gain on sale	—	30

FFOM, net of intersegment eliminations	$14,182	$12,630

	For the Nine Months Ended
	September 30,	September 30,
	2010	2009
Rental revenue, net of intersegment eliminations of $69 in 2010 and 2009	$65,004	$59,110
Property management and other fee revenue	2,388	2,530
Property operating and management expenses	(25,652)	(23,789)
Interest and other income	419	404
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	14	13
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(1,571)	(676)
Income from discontinued operations, before real estate related depreciation and amortization and gain on sale	9	81

FFOM, net of intersegment eliminations	$40,611	$37,673

See Note 4 of the accompanying condensed consolidated financial statements in this Form 10-Q for a reconciliation of above segment FFOM to net income (loss).
For the three and nine months ended September 30, 2010, FFOM attributable to Property Operations, net of intersegment eliminations, increased $1.6 million, or 12.3%, and $2.9 million, or 7.8%, respectively, compared to the same periods last year. The increase in rental revenue is primarily due to the addition of four properties, the Woodlands Center for Specialized Medicine property (a consolidated real estate partnership) which began operations in December 2009, Medical Center Physicians Tower which began operations in February 2010, University Physicians — Grants Ferry medical office building which began operations in June 2010, and HealthPartners Medical & Dental Clinics medical office building which began operations in June 2010, as well as increases in rental rates associated with CPI increases and reimbursable expenses. The increase in property operating and management expenses and the increase in noncontrolling interests in real estate partnerships before real estate related depreciation and amortization are primarily due to the addition of the properties previously mentioned.

FFOM attributable to Design-Build and Development, net of intersegment eliminations
The following is a summary of FFOM attributable to the Design-Build and Development segment, net of intersegment eliminations, for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	For the Three Months Ended
	September 30,	September 30,
	2010	2009
Design-Build contract revenue and other sales, net of intersegment eliminations of $3,193 in 2010 and $10,346 in 2009	$15,734	$30,298
Development management and other income, net of intersegment eliminations of $2,289 in 2010 and $484 in 2009	1	239
Design-Build contract and development management expenses, net of intersegment eliminations of $5,159 in 2010 and $10,003 in 2009	(13,806)	(21,166)
Selling, general, and administrative expenses, net of intersegment eliminations of $23 in 2010 and 2009	(4,203)	(6,075)
Interest and other income	—	24
Depreciation and amortization	(247)	(190)

FFOM, excluding impairment charge, net of intersegment eliminations	(2,521)	3,130
Goodwill and intangible asset impairment charges	—	—

FFOM, net of intersegment eliminations	$(2,521)	$3,130

	For the Nine Months Ended
	September 30,	September 30,
	2010	2009
Design-Build contract revenue and other sales, net of intersegment eliminations of $15,950 in 2010 and $20,414 in 2009	$66,406	$113,399
Development management and other income, net of intersegment eliminations of $5,322 in 2010 and $2,527 in 2009	122	3,266
Design-Build contract and development management expenses, net of intersegment eliminations of $18,721 in 2010 and $19,663 in 2009	(49,832)	(92,573)
Selling, general, and administrative expenses, net of intersegment eliminations of $69 in 2010 and 2009	(12,652)	(14,689)
Interest and other income	3	28
Depreciation and amortization	(704)	(580)

FFOM, excluding impairment charge, net of intersegment eliminations	3,343	8,851
Goodwill and intangible asset impairment charges	(13,635)	(120,920)

FFOM, net of intersegment eliminations	$(10,292)	$(112,069)

See Note 4 of the accompanying condensed consolidated financial statements in this Form 10-Q for a reconciliation of above segment FFOM to net income (loss).
For the three and nine months ended September 30, 2010, FFOM, excluding impairment charges, attributable to the Design-Build and Development segment, net of intersegment eliminations, decreased $5.7 million, or 180.5%, and $5.5 million, or 62.2%, respectively, compared to the same period last year. The decrease is due to fewer active revenue generating third-party design-build construction projects and lower gross margin percentages.
Design-Build contract revenue and other sales plus development management and other income, all net of intersegment eliminations (“Design-Build Revenues”) decreased $14.8 million, or 48.5%, for the three months ended September 30, 2010 compared to the same period last year and decreased $50.1 million, or 43.0%, for the nine months ended September 30, 2010 compared to the same period last year. These decreases are due to a lower volume of activity as the number of active revenue generating design-build construction projects has decreased from 24 at September 30, 2009 to nine at September 30, 2010. The decreased activity is due to the current economic environment, general uncertainty regarding government health care reform implementation and government payor reimbursement rates, and volatility in the financial markets, which have resulted in clients delaying project starts and client project cancellations. Unless new revenue generating design-build construction projects for third parties are added by the Company, the number of revenue generating design-build construction projects will decline further as existing projects are completed. The Company is actively pursuing a number of new project opportunities for third parties and is starting to see some pick-up in requests for proposals and client advance opportunities but there is no assurance that any of these opportunities will result in new engagements for the Company.

Gross margin percentage (Design-Build and Development Revenues less design-build contract and development management expenses and as a percent of revenues) decreased from 30.1% for the three months ended September 30, 2009 to 12.3% for the three months ended September 30, 2010. Gross margin percentage for the three months ended September 30, 2010 was significantly lower than the gross margin percentage for the three months ended March 31, 2010 and June 30, 2010. The decrease is primarily due to the return to historical pricing levels in the sub-contracting market leading to a stabilization of overall costs as well as the timing and type of work being performed for each project during the time periods. Gross margin percentage may continue to decrease for the remainder of 2010 and into 2011 should revenue continue to decrease and fixed costs account for a larger portion of the cost of sales.
Gross margin percentage increased from 18.4% for the nine months ended September 30, 2009 to 25.0% for the nine months ended September 30, 2010. The increase primarily occurred in the first and second quarters of 2010 and was due the above mentioned volatility in pricing levels in the sub-contracting market resulting in favorable pricing for the Company and the timing and type of work being performed for each project during the time periods.
Selling, general, and administrative expenses attributable to the Design-Build and Development segment decreased $1.9 million, or 30.8%, for the three months ended September 30, 2010 compared to the same period last year and decreased $2.0 million, or 13.9%, for the nine months ended September 30, 2010 compared to the same period last year. These decreases are primarily due to an allowance for uncollectible accounts that was recorded in the third quarter of the prior year.
Selling, general, and administrative
For the three months ended September 30, 2010, selling, general, and administrative expenses decreased $1.2 million, or 15.1%, as compared to the same period last year. Excluding the changes attributable to the Design-Build and Development segment, which are discussed above, selling, general and administrative expenses increased $0.7 million primarily due to increased professional fees.
For the nine months ended September 30, 2010, selling, general, and administrative expenses increased $0.6 million, or 3.0%, as compared to the same period last year. Excluding the changes attributable to the Design-Build and Development segment, which are discussed above, selling, general and administrative expense increased $2.6 million primarily due to a non-recurring compensation expense associated with the retirement of the Company’s Chief Executive Officer.
Depreciation and amortization
For the three months ended September 30, 2010, depreciation and amortization expenses increased $0.3 million, or 3.5%, as compared to the same period last year. The increase is primarily due to the addition of four properties, the Woodlands Center for Specialized Medicine property (a consolidated real estate partnership) which began operations in December 2009, Medical Center Physicians Tower which began operations in February 2010, University Physicians — Grants Ferry medical office building which began operations in June 2010, and HealthPartners Medical & Dental Clinics medical office building which began operations in June 2010, offset by intangible assets related to purchase accounting becoming fully amortized.
For the nine months ended September 30, 2010, depreciation and amortization expenses decreased $2.5 million, or 9.2%, as compared to the same period last year. The decrease is primarily due to a decrease in amortization of intangible assets due to lower carrying values resulting from the impairment recorded in the first quarter of 2009, as discussed below, offset by the addition of the four properties discussed above.
Impairment charges
The Company reviews the value of goodwill and intangible assets on an annual basis and when circumstances indicate a potential impairment may exist. The Company determined that there were no impairment indicators and therefore an interim review was not necessary during the three months ended September 30, 2010.

The Company performed an interim impairment review of goodwill and intangible assets related to the Design-Build and Development business segment as of June 30, 2010. The interim review was performed due to indicators of impairment including a decrease in the market value of comparable engineering and construction companies, a decrease in the Company’s forecasted cash flow projections for the business segment resulting from negative macro-economic factors and continual delays in new project construction starts, and a reduction in workforce that occurred within the business segment. As a result of the June 30, 2010 review, the Company recorded, during the three months ended June 30, 2010, a pre-tax, non-cash impairment charge of $13.6 million and the Company recognized a non-cash income tax benefit of $2.8 million, resulting in a non-cash, after-tax impairment charge of $10.8 million.
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
Interest expense
For the three months ended September 30, 2010, interest expense increased $0.8 million, or 16.1%, as compared to the same period last year. This increase is primarily due to interest on mortgage notes payable for properties that became operational December 2009, February 2010, and June 2010.
For the nine months ended September 30, 2010, interest expense decreased $0.3 million, or 1.5%, as compared to the same period last year. This decrease is primarily due to lower debt balances as the Company used a portion of the proceeds from its May 2010 and June 2009 equity offerings to repay debt. This decrease was offset by increases in interest expense related to mortgage notes payable for properties that became operational in December 2009, February 2010, and June 2010.
Income tax benefit (expense)
For the three months ended September 30, 2010, income tax benefit increased $2.1 million, or 893.1%, as compared to the same period last year. The increase is due to the increase in losses experienced by the Design-Build and Development segment for this period in 2010 as compared to the same period last year.
For the nine months ended September 30, 2010, income tax benefit decreased $16.3 million, or 74.0%, as compared to the same period last year. The decrease was primarily due to the $19.2 million income tax benefit recorded in the prior year as a result of the impairment charge recorded in first quarter of 2009.
Cash Flows
Comparison of the nine months ended September 30, 2010 and 2009
Cash provided by operating activities decreased $28.8 million, or 67.3%, for the nine months ended September 30, 2010, as compared to the same period last year, and is summarized below (in thousands):

	For the Nine Months Ended
	September 30,	September 30,
	2010	2009
Net loss plus non-cash adjustments	$20,664	$27,792
Changes in operating assets and liabilities	(6,652)	15,053

Net cash provided by operating activities	$14,012	$42,845

The net loss plus non-cash adjustments decreased $7.1 million, or 25.6%, for the nine months ended September 30, 2010, as compared to the same period last year. The decrease is primarily due to decreased net loss after non-cash adjustments for the Design-Build and Development segment offset by increased net income after non-cash adjustments for the Property Operations segment. The changes in operating assets and liabilities decreased $21.7 million for the nine months ended September 30, 2010, as compared to the same period last year. The decrease is primarily due to a decrease in design-build billings in excess of costs and estimated earnings on uncompleted contracts, which decreases cash provided by operations. Contract billings are generally collected prior to revenue recognition, which increases cash flow from operations. However, due to the decrease in the number of active design-build projects and the timing of the current projects, there was a significant decrease in billings in excess of costs and estimated earnings on uncompleted projects.

Cash used in investing activities decreased $2.1 million, or 5.2%, for the nine months ended September 30, 2010, as compared to the same period last year. The Company has fewer development projects under construction in 2010 compared to 2009. The increase in restricted cash is related to funds that the Company deposited with its construction lender for the Puyallup, Washington project as well as funds deposited in relation to other development projects. The Puyallup, Washington funds will be drawn down at the beginning of construction and then the Company will draw from the construction loan. The Company received cash proceeds from the sale of Harbison Medical Office Building in the second quarter of 2010. See Note 6 of the accompanying condensed consolidated financial statements in this Form 10-Q.
Investment in real estate properties consisted of the following for the nine months ended September 30, 2010 and 2009 (in thousands):

	For the Nine Months Ended
	September 30,	September 30,
	2010	2009
Development, redevelopment, and acquisitions	$29,757	$36,603
Second generation tenant improvements	2,703	2,832
Recurring property capital expenditures	365	168

Investment in real estate properties	$32,825	$39,603

Cash provided by (used in) financing activities changed by $25.7 million for the nine months ended September 30, 2010, as compared to same period last year. The change is primarily due to $15.0 million in net repayments to the Credit Facility in 2010 compared to $45.5 million in 2009 and zero repaid to the Term Loan in 2010 compared to $50.0 million in 2009 offset by $29.0 million fewer proceeds from the sale of common stock in 2010 compared to 2009.
Construction in Progress
Construction in progress consisted of the following as September 30, 2010 (dollars in thousands):

					Estimated
		Estimated	Net Rentable	Investment	Total
Property	Location	Completion Date	Square Feet	to Date	Investment

Good Sam MOB Investors, LLC	Puyallup, WA	3Q 2011	80,000	$5,981	$24,700
Bonney Lake MOB Investors, LLC	Bonney Lake, WA	3Q 2011	56,000	7,112	17,700
Land and pre-construction developments			—	2,027	—

			136,000	$15,120	$42,400

Liquidity and Capital Resources
In addition to amounts available under the Credit Facility, as of September 30, 2010, the Company had approximately $16.0 million available in cash and cash equivalents.
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
The Credit Facility will terminate and all amounts outstanding thereunder shall be due and payable in March 2011. The Credit Facility provides for a one-year extension at the Company’s option conditioned upon the Lenders being satisfied with the Company and its subsidiaries’ financial condition and liquidity, and taking into consideration any payment, extension or refinancing of the Term Loan. As of September 30, 2010, the Company expects to exercise the extension option. There can be no assurance if and on what terms the Lenders may be willing to extend the Credit Facility upon its maturity in March 2011.

The Credit Facility also allows for up to $100.0 million of increased availability (to a total aggregate available amount of $250.0 million), at the Company’s option but subject to each Lender’s option to increase its commitment. The interest rate on loans under the Credit Facility equals, at the Company’s election, either (1) LIBOR (0.26% as of September 30, 2010) plus a margin of between 95 to 140 basis points based on the Company’s total leverage ratio (1.15% as of September 30, 2010) or (2) the higher of the federal funds rate plus 50 basis points or Bank of America, N.A.’s prime rate (3.25% as of September 30, 2010).
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
The Credit Facility has the following financial covenants as of September 30, 2010 (dollars in thousands):

Financial Covenant	September 30, 2010
Maximum total leverage ratio (0.70 to 1.00)	0.49 to 1.00

Maximum real estate leverage ratio (0.70 to 1.00)	0.52 to 1.00

Minimum fixed charge coverage ratio (1.50 to 1.00)	2.11 to 1.00

Minimum consolidated tangible net worth ($182,457)	$247,329

Maximum total debt to real estate value ratio (0.90 to 1.00)	0.59 to 1.00
As of September 30, 2010, there was $76.8 million available under the Credit Facility. There was $65.0 million outstanding at September 30, 2010 and $8.2 million of availability was restricted related to outstanding letters of credit.
The Company has $50.0 million outstanding under the Term Loan. The Term Loan was initially $100.0 million and the Company repaid $50.0 million in June 2009. The Term Loan is secured by the stock of the Company’s Design-Build and Development subsidiary, MEA Holdings, LLC, and certain accounts receivable of MEA Holdings, LLC and is guaranteed by the Company. The Term Loan matures in March 2011, and is subject to a one-time right to a one-year extension at the Company’s option. As of September 30, 2010, the Company expects to exercise the extension option for any amount outstanding as of the maturity date in March 2011.
The volatile economic and financial environments have affected and, most likely, will continue to affect the Company’s results of operations and financial position and in particular, the results of operations and financial position of the Design-Build and Development segment. During the year ended December 31, 2009 as well as the nine months ended September 30, 2010, the Company experienced delays in client project starts and some contract cancellations. Due to the uncertainty of Design-Build and Development segment’s future operating results, the Company and the Term Loan lenders amended the Term Loan in June 2009. The amendment, among other things, amended certain financial covenants relating to the Design-Build and Development segment, as well as certain other provisions of the Term Loan, including (1) the elimination of the minimum adjusted consolidated EBITDA covenant (previously $22.5 million), (2) a modification of the maximum adjusted consolidated senior indebtedness to adjusted consolidated EBITDA covenant to 3.50 to 1.00 through March 2011, with a one-time ability to exceed 3.50 to 1.00 but not greater than 3.75 to 1.00, and 3.00 to 1.00 from April 2011 to final maturity (previously 4.25 to 1.00 as of March 31, 2009, decreasing to 3.75 to 1.00 as of July 1, 2009), (3) an increase in the interest rate from LIBOR plus 3.50% to LIBOR plus 4.50%, and (4) payment of a market based modification fee. The amendment was subject to the repayment of $50.0 million of the outstanding balance under the Term Loan by the Borrower (which amount was repaid on June 3, 2009) and certain other customary terms and conditions.

The Term Loan, as amended, also has the following financial covenants relating only to the Design-Build and Development segment as of September 30, 2010:

Financial Covenant	September 30, 2010
Minimum adjusted consolidated EBITDA to consolidated fixed charges (2.00 to 1.00)	2.83 to 1.00

Maximum consolidated senior indebtedness to adjusted consolidated EBITDA (3.50 to 1.00, with the ability to exceed 3.50 to 1.00 in one quarter, but not to exceed 3.75 to 1.00 in such quarter)	3.49 to 1.00

Maximum consolidated indebtedness to adjusted consolidated EBITDA (5.50 to 1.00)	3.53 to 1.00
The Term Loan also contains customary covenants similar to the Credit Facility and financial covenants to be met by the Company at all times under the guaranty, including a maximum total leverage ratio (70%), maximum real estate leverage ratio (70%), minimum fixed charge coverage ratio (1.50 to 1.00), maximum total debt to real estate value ratio (90%) and minimum consolidated tangible net worth ($45 million plus 85% of the net proceeds of equity issuances), as well as being cross defaulted to the Credit Facility.
The Term Loan’s financial covenants require a maximum consolidated senior indebtedness to adjusted consolidated EBITDA of 3.50 to 1.00, with the ability to exceed 3.50 to 1.00 in one quarter, but not to exceed 3.75 to 1.00 in such quarter. As of September 30, 2010, the Company’s ratio for this covenant was 3.49 to 1.00. If the Company does not maintain a minimum trailing 12 months adjusted consolidated EBITDA of $14.3 million, then the Company would be obligated to prepay an adequate amount of the Term Loan’s principal balance in order to avoid a breach of the maximum consolidated senior indebtedness to adjusted consolidated EBITDA covenant ratio. As of September 30, 2010, the Company believes it is probable the Company will not maintain such minimum and a substantial prepayment would then be required in the fourth quarter of 2010. The Company believes it has adequate resources from available cash and cash equivalents and its Credit Facility to make any necessary prepayment at any future reporting date.
If the Company were in default under the Credit Facility or the Term Loan, then the Lenders can declare the Company in default under the other agreement as well. As of September 30, 2010, the Company believes that it is in compliance with all of its debt covenants under the Credit Facility and the Term Loan.
Short-Term Liquidity Needs
The Company believes that it will have sufficient capital resources as a result of operations and the borrowings in place to fund ongoing operations and distributions required to maintain REIT compliance. Subject to IRS guidelines, the Company has the flexibility to also pay a portion of its dividends in the form of common stock in lieu of cash. The Company anticipates using its cash and cash equivalents and Credit Facility availability for changes in operating assets and liabilities, principal maturities, and the Company’s equity funding portion for new developments and acquisitions. For the remainder of 2010, the Company has one redevelopment project planned with an expected investment of approximately $4.0 million, of which approximately $3.5 million has been expended as of September 30, 2010.
As of September 30, 2010, the Company had approximately $7.5 million of principal and maturity payments related to mortgage notes payable remaining due in 2010. The $7.5 million is comprised of $1.1 million for principal amortization and $6.4 million for maturities. In October 2010, the Company refinanced the $6.4 million maturing debt. The replacement debt now matures in October 2014 and therefore the Company has only $1.1 million of principal amortization due during the remainder of 2010.
As of September 30, 2010, the Company had approximately $64.2 million of principal and maturity payments related to mortgage notes payable due in 2011. The $64.2 million is comprised of $4.4 million for principal amortization and $59.8 million for maturities. Of the $59.8 million in maturing mortgage notes payable, $12.3 million relates to Alamance Regional Mebane Outpatient Center and can be extended for one year to May 2012. The Company believes it will be able to refinance or extend the $59.8 million of 2011 balloon maturities as a result of the current loan to value ratios at individual properties and preliminary discussions with lenders.
See the Liquidity and Capital Resources section above, as well as Note 9 to the accompanying condensed consolidated financial statements in this Form 10-Q, for a discussion of the Credit Facility and Term Loan maturities in March 2011.

As of September 30, 2010, the Company has no outstanding equity commitments to unconsolidated joint ventures formed prior to September 30, 2010. The Cogdell Spencer Medical Partners LLC acquisition joint venture with Northwestern Mutual has no properties under contract to acquire as of September 30, 2010, thus the Company has no equity commitment to the joint venture as of September 30, 2010.
On September 10, 2010, the Company announced that its Board of Directors had declared a quarterly dividend of $0.10 per share and operating partnership unit that was paid in cash on October 20, 2010 to holders of record on September 24, 2010. The $5.0 million dividend covered the Company’s third quarter of 2010. Additionally, distributions declared to OP unit holders, excluding inter-company distributions, totaled $0.8 million for the third quarter of 2010.
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
Generally the Company continues to expect to meet long-term liquidity requirements through net cash provided by operations and through additional equity and debt financings, including loans from banks, institutional investors or other lenders, bridge loans, letters of credit, and other lending arrangements, most of which will be secured by mortgages. Notwithstanding the Company’s expectations discussed above, financial markets continue to experience unusual volatility and uncertainty. Consequently, there is greater uncertainty regarding the Company’s ability to access the credit market in order to attract financing or capital on reasonable terms or on any terms. The Company may also issue unsecured debt in the future. However, with the current volatility of the debt and equity markets, there can be no assurance as to the Company’s ability to raise new debt or equity. The Company does not, in general, expect to meet its long-term liquidity needs through dispositions of its properties. In the event that the Company were to sell any of its properties in the future, depending on which property were to be sold, the Company may need to structure the sale or disposition as a tax deferred transaction which would require the reinvestment of the proceeds from such transaction in another property or, however, the proceeds that would be available to the Company from such sales may be reduced by amounts that the Company may owe under the tax protection agreements entered into in connection with the Company’s formation transactions and certain property acquisitions. In addition, the Company’s ability to sell certain of its assets could be adversely affected by the general illiquidity of real estate assets and certain additional factors particular to the Company’s portfolio such as the specialized nature of its target property type, property use restrictions and the need to obtain consents or waivers of rights of first refusal or rights of first offers from ground lessors in the case of sales of its properties that are subject to ground leases.
The Company intends to repay indebtedness incurred under its Credit Facility from time to time, for acquisitions or otherwise, out of cash flow from operations and from the proceeds, to the extent possible and desirable, of additional debt or equity issuances. In the future, the Company may seek to increase the amount of the Credit Facility, negotiate additional credit facilities or issue corporate debt instruments. Any indebtedness incurred or issued by the Company may be secured or unsecured, short-, medium- or long-term, fixed or variable interest rate and may be subject to other terms and conditions the Company deems acceptable. The Company generally intends to refinance at maturity the mortgage notes payable that have balloon payments at maturity.

Contractual Obligations
The following table summarizes the Company’s contractual obligations as of September 30, 2010, including the maturities and scheduled principal repayments and the commitments due in connection with the Company’s ground leases and operating leases for the periods indicated (in thousands):

	Remainder of
	2010	2011	2012	2013	2014	Thereafter	Total
Obligation:
Long-term debt principal payments and maturities (1)	$7,485	$179,186	$24,859	$15,722	$63,071	$121,309	$411,632
Standby letters of credit (2)	6,601	1,586	—	—	—	—	8,187
Interest payments (3)	3,853	13,204	10,884	9,865	8,204	17,914	63,924
Purchase commitments (4)	714	—	—	—	—	—	714
Ground and air rights leases (5)	200	801	801	439	407	11,327	13,975
Operating leases (6)	1,416	4,925	4,277	3,515	3,439	24,346	41,918

Total	$20,269	$199,702	$40,821	$29,541	$75,121	$174,896	$540,350

(1)	Includes notes payable under the Credit Facility and the Term Loan.

(2)	As collateral for performance, the Company is contingently liable under standby letters of credit, which also reduces the availability under the Credit Facility.

(3)	Assumes one-month LIBOR of 0.26% and a Prime Rate of 3.25%, which were the rates as of September 30, 2010.

(4)	These purchase commitments are related to the Company’s development projects that are currently under construction. The Company has a committed construction loan that will fund the obligation.

(5)	Substantially all of the ground and air rights leases effectively limit our control over various aspects of the operation of the applicable property, restrict our ability to transfer the property and allow the lessor the right of first refusal to purchase the building and improvements. All of the ground leases provide for the property to revert to the lessor for no consideration upon the expiration or earlier termination of the ground or air rights lease.

(6)	Payments under operating lease agreements relate to several of our properties’ equipment and office space leases. The future minimum lease commitments under these leases are as indicated.
Off-Balance Sheet Arrangements
The Company may guarantee debt in connection with certain of its development activities, including unconsolidated joint ventures, from time to time. As of September 30, 2010, the Company did not have any such guarantees or other off-balance sheet arrangements outstanding.
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
As of September 30, 2010, the Company had $411.6 million of consolidated debt outstanding (excluding any discounts or premiums related to assumed debt). Of the Company’s total consolidated debt outstanding, $47.6 million, or 11.6%, was variable rate debt that is not subject to variable to fixed rate interest rate swap agreements, and total indebtedness, $364.0 million, or 88.4%, was subject to fixed interest rates, including variable rate debt that is subject to variable to fixed rate swap agreements. The weighted average interest rate for fixed rate debt was 5.3% as of September 30, 2010.
If LIBOR were to increase by 100 basis points based on September 30, 2010 one-month LIBOR of 0.26%, the increase in interest expense on the Company’s September 30, 2010 variable rate debt would decrease future annual earnings and cash flows by approximately $0.5 million. Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on the Company’s financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, the Company may take actions to further mitigate the Company’s exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in the Company’s financial structure.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of September 30, 2010, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.
During the three months ended September 30, 2010, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
See the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010. There have been no significant changes to the Company’s risk factors during the three months ended September 30, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As disclosed in the Company’s Current Report on Form 8-K, filed with the SEC on September 24, 2010, in September 2010, in connection with the employment of Raymond W. Braun as Chief Executive Officer and President of the Company, the Company sold 74,516 shares of common stock to Mr. Braun at a price per share equal to $6.71.
Issuer Purchases of Equity Securities
Below is a summary of equity repurchases by month for the nine months ended September 30, 2010:

Total Number of
			Equity Securities	Approximate Dollar
		Average	Purchased as Part	Value of Equity
	Total Number of	Price Paid	of Publicly	Securities that May
	Equity Securities	Per Equity	Announced Plans	Yet Be Purchased
For the Month Ended	Purchased	Security	or Programs	Under the Plan

August 1 - August 31, 2010	18,000	$7.40	N/A	N/A

Total	18,000	$7.40	N/A	N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. REMOVED AND RESERVED
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

10.1
Employment Agreement, dated September 20, 2010, by and between Cogdell Spencer Inc. and Raymond William Braun, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2010.

10.2
Employment Agreement, dated as of September 20, 2010, by and between Erdman Company and Scott A. Ransom, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2010.

10.3	Award Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2010.
10.4	Performance Award Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2010.
10.5
Subscription Agreement, effective as of September 20, 2010, by and between Cogdell Spencer Inc. and Raymond William Braun, incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2010.

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

COGDELL SPENCER INC. Registrant
Date: November 9, 2010	/s/ Raymond W. Braun
Raymond W. Braun
President and Chief Executive Officer

Date: November 9, 2010	/s/ Charles M. Handy
Charles M. Handy
Executive Vice President and Chief Financial Officer