Form 10-K
period 2010-12-31
Cogdell Spencer Inc.
filed 2011-03-16
CIK 1332896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
Commission file number 001-32649
COGDELL SPENCER INC.
(Exact name of registrant as specified in our charter)

Maryland	20-3126457
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4401 Barclay Downs Drive, Suite 300	28209
Charlotte, North Carolina	(Zip code)
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(704) 940-2900
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, $0.01 par value	New York Stock Exchange
8.5000% Series A Cumulative Redeemable	New York Stock Exchange
Perpetual Preferred Stock
Securities Registered Pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on our corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a Shell Company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $319,093,382 (based on the closing sale price of the registrant’s common stock on that date as reported on the New York Stock Exchange).
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 51,034,926 shares of common stock, par value $0.01 per share, outstanding as of March 9, 2011.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the registrant’s 2011 Annual Meeting, to be filed within 120 days after the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

COGDELL SPENCER INC.
Statements Regarding Forward-Looking Information
When used in this discussion and elsewhere in this Annual Report on Form 10-K, the words “believes,” “anticipates,” “projects,” “should,” “estimates,” “expects,” and similar expressions are intended to identify forward-looking statements with the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and in Section 21F of the Securities Exchange Act of 1934, as amended. Actual results may differ materially due to uncertainties including the following:
•	our business strategy;

•	our ability to comply with financial covenants in our debt instruments;

•	our access to capital;

•	our ability to obtain future financing arrangements, including refinancing existing arrangements;

•	estimates relating to our future distributions;

•	our understanding of our competition;

•	our ability to renew our ground leases;

•	legislative and regulatory changes (including changes to laws governing the taxation of REITs and individuals);

•	increases in costs of borrowing as a result of changes in interest rates;

•	our ability to maintain our qualification as a REIT due to economic, market, legal, or tax considerations;

•	changes in the reimbursement available to our tenants by government or private payors;

•	our tenants’ ability to make rent payments;

•	defaults by tenants and customers;

•	access to financing by customers;

•	delays in project starts and cancellations by customers;

•	our ability to convert design-build project opportunities into new engagements for us;

•	market trends; and

•	projected capital expenditures.
Forward-looking statements are based on estimates as of the date of this report. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.
The risks included here are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.
PART I
In this Annual Report on Form 10-K, unless the context requires otherwise, all references to “we,” “us,” “our,” “our Company,” and “Cogdell Spencer” refer to Cogdell Spencer Inc. and its consolidated subsidiaries, including Cogdell Spencer LP, our operating partnership subsidiary (the “Operating Partnership”)..

Item 1.	Business

The Company
Cogdell Spencer Inc. is a real estate investment trust (“REIT”) focused on planning, owning, developing, constructing, and managing healthcare facilities. We help our clients deliver superior healthcare through customized facilities, with high tenant satisfaction, and strategic management. We operate our business through the Operating Partnership and our subsidiaries.
Our growth strategy includes leveraging strategic relationships and our integrated platform for new developments, design-build construction projects for third parties, and off-market acquisitions. We also enter into development joint ventures with hospitals, physicians, and other partners.
We derive a majority of our revenues from two main sources: (1) rents received from tenants under leases in healthcare facilities; and (2) revenue earned from design-build construction contracts and development contracts.
Our property portfolio is stable with an occupancy rate of 90.6% as of December 31, 2010. We expect rental revenue to be stable due to leases with annual rental increases based on the Consumer Price Index (“CPI”). Generally, our property operating revenues and expenses have remained consistent over time except for growth due to property developments and property acquisitions. Our property management team provides a proactive, customer-focused service approach for tenants. We believe a strong internal property management capability is a vital component of our business, both for properties we own and for those that we manage. Strong internal property management enables us to control property operating costs, increase tenant satisfaction, reduce tenant turnover, and build business relationships.
Our portfolio consisted of 113 properties totaling approximately 5.9 million square feet as of December 31, 2010, comprised of the following:
•	65 consolidated wholly-owned and joint venture properties, comprising a total of approximately 3.6 million net rentable square feet, 90.6% leased;
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
Approximately 77.4% of the net rentable square feet of our wholly-owned properties as of December 31, 2010, are located on hospital campuses. We believe that our assets occupy a premier franchise location in relation to local hospitals, providing our properties with a distinct competitive advantage over alternative medical office space in an area. We believe that our property locations and relationships with hospitals will allow us to capitalize on the increasing healthcare trend of outpatient procedures.
We have a national full-service planning, design and construction firm specializing in healthcare facilities. We provide fully integrated solutions to healthcare facilities throughout the United States, including planning, architecture, engineering, construction, materials management, manufacturing, capital and development services. We are a leading design-builder of healthcare facilities. Founded in 1951, we and our predecessors have a 59 year track record of and reputation for delivering healthcare facilities with appropriate design, longevity, sustainability and excellent operational efficiency. We maintain long-term “trusted advisor” status with physicians and physician groups nationwide. We have successfully cultivated a customer mix that is diversified in both geography and market focus and includes physician group practices and healthcare systems.
Our Taxable REIT Subsidiaries (“TRSs”)
We elected to be taxed as a REIT for U.S. federal income tax purposes. To qualify as a REIT, a specified percentage of our gross income must be derived from real property sources, which would generally exclude our income from providing architectural, construction, development and property management services to third parties. To avoid realizing income would adversely affect our ability to qualify as a REIT, services such as architectural, construction, development, and property management are provided through our TRSs. The Operating Partnership has elected that our wholly owned and controlled Cogdell Spencer TRS Holdings, LLC and its subsidiaries (collectively “TRS Holdings”) be treated as TRSs.

Business and Growth Strategies
Our primary business objective is to maximize total risk-adjusted return to our stockholders through growth in cash available for distribution and appreciation in the value of our assets. We believe that developing and maintaining customer relationships is critical to this objective.
Operating Strategy
Our operating strategy consists of the following principal elements:
•	Strong Relationships with Physicians and Hospitals.
Healthcare is fundamentally a local business. We have developed a reputation based on trust and reliability with physicians and hospitals. These relationships position us to secure new development projects and new property acquisition opportunities with both existing customers and prospective clients. Our strategy is to grow our portfolio by leveraging these relationships and our integrated platform to selectively develop new medical office buildings and healthcare facilities. We believe that physicians particularly value renting space from a trusted and reliable property owner providing an office environment meeting their specialized needs.
•	Active Management of our Properties.
We have developed a comprehensive approach to property management to maximize the operating performance of our medical office buildings and healthcare facilities, leading to high levels of tenant satisfaction. This fully-integrated property management enables us to provide high quality services on a cost-effective basis. Our operating efficiencies consistently exceed industry standards and control costs for tenants. We manage our properties to create an environment that supports successful medical practices. The properties are clean and conducive to the delivery of top-quality medical care. We believe prosperous tenants will maximize the value of our investments. Therefore, we are committed to maintaining our properties at the highest possible level.
•	Preferred Locations.
Approximately 77.4% of the net rentable square feet of our wholly-owned properties as of December 31, 2010, were on hospital campuses. On-campus properties are convenient for physician tenants and their patients and drive revenues for our physician-tenants. Many of these properties have a premier location in relation to the hospital, providing our properties with a distinct competitive advantage over alternative medical office space that are located farther away from the hospital. We have found that physician-tenants prefer convenience to a hospital campus, clean and attractive common areas, state-of-the-art amenities and tenant improvements tailored to each practice.
•	Loyal and Diverse Tenant Base.
A key component of our marketing and operating strategy is maintaining physician-tenant loyalty. A focus on physician-tenant loyalty and the involvement of the physician-tenants and hospitals as investors in our properties provides a stable and diversified tenant base. Our tenants are diversified by type of medical practice, medical specialty and sub-specialty. For the year ended December 31, 2010, no single tenant accounted for more than 6.9% of the annualized rental revenue at our consolidated properties.
•	Differentiated Focus.
We focus primarily on the ownership, development, redevelopment, acquisition, project delivery, and management of healthcare facilities in the United States of America. This focus allows us to own, develop, redevelop, acquire and manage healthcare facilities more effectively and profitably than our competition. Unlike many other public companies that simply engage in sale/leaseback arrangements in the healthcare real estate sector, we also operate our properties. We believe this focus enables us to achieve additional cash flow growth and appreciation in the value of our assets.

Development and Acquisition Strategy
Our development and acquisition strategy consists of the following principal elements:
•	Project delivery.
Our project delivery teams focus on the development and design-build components of the integrated business model. We and our predecessor companies have developed and/or designed-built over 5,000 healthcare facilities including hospitals, medical office buildings, ambulatory surgery centers, wellness centers and multi-specialty clinics. We provide fully integrated healthcare real estate services including strategic planning, development, architecture, construction, and management. We have built strong relationships with leading healthcare systems desiring real estate solutions to support the growth of medical communities near their hospitals and regional medical centers. Our focus on healthcare facilities is a competitive advantage over less specialized developers. Further, our regional focus provides extensive local industry knowledge across the United States of America. We believe the network of relationships that we have fostered in both the real estate and healthcare industries provides access to substantial development and acquisitions opportunities.
•	Selective Development and Acquisitions.
We intend to continue to grow our portfolio of healthcare facilities by selectively acquiring existing healthcare facilities and developing new projects where needed.
•	Develop and Maintain Strategic Relationships.
We have strategic relationships with physicians, hospitals, not-for-profit agencies and other sponsors of healthcare services to enhance our franchise. We enter into joint ventures with individual physicians, physician groups, hospitals, and local healthcare facilities developers. These joint ventures are a source of development and acquisition opportunities. We offer potential physician-tenants the opportunity to invest in our properties to increase their commitment to the property in which they practice. We work closely with our tenants to cultivate long-term working relationships and to maximize new business opportunities. We carefully consider customer objectives and needs when evaluating an investment opportunity. We believe this philosophy builds long-term relationships and produces franchise locations otherwise unavailable to our competition.
•	Investment Criteria and Financing.
We intend to expand in our existing markets and enter into new markets meeting our investment criteria. We generally seek customers and assets in locations complementing our existing portfolio. We may selectively pursue portfolio opportunities outside of our existing markets that we believe will create incremental value, provide diversification, and economies of scale.
In assessing a potential development or acquisition opportunity, we focus on the economics of the local medical community and the strength of local hospitals, with an emphasis on projects on a hospital campus or in a strategic growth corridor.
Historically, we financed real property developments and acquisitions through joint ventures with equity provided by physician-tenants, local hospitals, or regional medical centers. In conjunction with maintaining our strategic relationships, we plan to continue entering into joint ventures with individual physicians, physician groups and hospitals.

We have a $150.0 million secured revolving credit facility (the “Credit Facility”). As of December 31, 2010, we had cash and cash equivalents of approximately $12.2 million and our Credit Facility had approximately $96.9 million of available borrowings, which we can use to finance development and acquisition opportunities. We plan to finance future developments and acquisitions through a combination of cash, borrowings under the Credit Facility, traditional secured mortgage financing, and equity and debt offerings.
Business Segments
We have two identified reportable segments: (1) Property Operations and (2) Design-Build and Development. We define business segments by their distinct customer base and service provided. Each segment operates under a separate management group and produces discrete financial information, which is reviewed by the chief operating decision maker to make resource allocation decisions and assess performance. Inter-segment sales and transfers are accounted for as if the sales and transfers were made to third parties, which involve applying a negotiated fee to the costs of the services performed. All inter-company balances and transactions are eliminated during the consolidation process.
Financial information concerning our business segments is presented in Note 6 to the accompanying Consolidated Financial Statements.
Regulation
The following discussion describes certain material U.S. federal laws and regulations that may affect our operations and those of our tenants. However, the discussion does not address state healthcare laws and regulations, except as otherwise indicated. These state laws and regulations, like the U.S. federal healthcare laws and regulations, may affect our operations and those of our tenants.
The regulatory environment remains stringent for healthcare providers. The Stark Law and fraud and abuse statutes that regulate hospital and physician relationships continue to broaden the industry’s awareness of the need for experienced real estate management. Requirements for Medicare coding, physician recruitment and referrals, outlier charges to commercial and government payors, and corporate governance have created a difficult operating environment for some hospitals. Also, the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), signed into law on February 17, 2009, expanded the extensive requirements related to the privacy and security of individually identifiable health information imposed by regulations issued pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and contains enhanced enforcement provisions related to those requirements. In addition, the U.S. Congress enacted on March 23, 2010 the Patient Protection and Affordable Care Act (“PPACA”) that was intended to have a significant impact on the delivery and reimbursement of healthcare items and services. PPACA is the subject of current repeal initiatives in the U.S. Congress. Further, PPACA is being challenged through lawsuits pending in several U.S. courts. Given this uncertainty, we cannot predict the impact that PPACA or future healthcare legislation may have on us, our business or our tenants.
As our properties and entities are not healthcare providers, the healthcare regulatory restrictions that apply to physician investment in healthcare providers are not applicable to the ownership interests held by physicians in our properties except as discussed below. For example, the Stark law generally prohibits physicians from referring patients to an entity if the physicians have a financial relationship with or ownership interest in the entity and the entity provides designated health services. The Stark law does not apply to physician ownership in our entities because these entities do not own or operate any healthcare providers, nor do they provide any designated health services. In addition, the Federal Anti-Kickback Statute, which generally prohibits payment or solicitation of remuneration in exchange for referrals for items and services covered by federal healthcare programs to persons in a position to refer such business, also does not apply to ownership in the existing property entities because they do not provide or bill for medical services of any kind. Similar state laws that prohibit physician self referrals or kickbacks also do not apply for the same reasons.
Although our properties and entities are not healthcare providers, certain federal healthcare regulatory restrictions could be implicated by ownership interests held by physicians in our property entities because the properties and entities may have both physician and hospital owners and such hospitals and physicians may have financial relationships apart from our properties and entities creating direct and indirect financial relationships subject to these laws and regulations. For example, under the Stark law discussed above, a physician and hospital ownership in one of our entities may serve as a link in a chain of financial relationships connecting a physician and a hospital which must be analyzed by these parties for compliance with the requirements of the Stark law.

Generally, healthcare facilities are subject to various laws, ordinances and regulations. Changes in any of these laws or regulations, such as the Comprehensive Environmental Response and Compensation Liability Act, increase the potential liability for environmental conditions or circumstances existing or created by tenants or others on the properties. In addition, laws affecting development, construction, operation, maintenance, safety and taxation requirements may result in significant unanticipated expenditures, loss of healthcare real estate property sites or other impairments to operations, which may adversely affect our cash flows from operating activities.
Under the Americans with Disabilities Act of 1990 (“ADA”), all places of public accommodation are required to meet certain U.S. federal requirements related to access and use by disabled persons. A number of additional U.S. federal, state and local laws also exist that may require modifications to properties, or restrict certain further renovations thereof, with respect to access thereto by disabled persons. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature and in substantial capital expenditures. To the extent our properties are not in compliance, we may incur additional costs to comply with the ADA.
Property management activities are often subject to state real estate brokerage laws and regulations as determined by the particular real estate commission for each state.
In addition, state and local laws may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of healthcare facilities, by requiring a certificate of need, which is issued by the applicable state health planning agency only after that agency makes a determination that a need exists in a particular area for a particular service or facility, or other similar approval.
New laws and regulations, changes in existing laws and regulations, or changes in the interpretation of such laws or regulations could negatively affect the financial condition of our tenants. These changes, in some cases, could apply retroactively. The enactment, timing or effect of legislative or regulatory changes cannot be predicted. In addition, certain of our medical office buildings and healthcare facilities and their tenants may require licenses or certificates of need to operate. Failure to obtain a license or certificate of need, or loss of a required license would prevent a facility from operating in the manner intended by the tenants.
Environmental Matters
Pursuant to U.S. federal, state and local environmental laws and regulations, a current or previous owner or operator of real property may be required to investigate, remove and/or remediate a release of hazardous substances or other regulated materials at or emanating from a property. Further, under certain circumstances, owners or operators of real property may be held liable for property damage, personal injury and/or natural resource damage in connection with such releases. Certain of these laws have been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The failure to properly remediate the property may also adversely affect the owner’s ability to lease, sell or rent the property or to borrow funds using the property as collateral.
In connection with the ownership, operation and management of our properties, we could be legally responsible for environmental liabilities or costs relating to a release of hazardous substances or other regulated materials at or emanating from such property. To assess potential for liability, we conduct an environmental assessment of each property prior to acquisition and manage our properties in accordance with environmental laws. All of our leases contain a comprehensive environmental provision that requires tenants to conduct all activities in compliance with environmental laws and to indemnify the owner for any harm caused by the failure to do so. In addition, we have engaged qualified and reputable environmental consulting firms to perform environmental site assessments of all of our properties. We are not aware of any environmental issues that are expected to materially impact the operations of any property.

Insurance
We maintain comprehensive liability, fire, flood, earthquake, wind (as deemed necessary or as required by our lenders), extended coverage, rental loss insurance, as well as commercial liability insurance, provided by reputable companies and with policy specifications, limits, and deductibles customarily carried for similar properties. Furthermore, we believe our businesses and assets are likewise adequately insured against casualty loss and third party liabilities. We actively manage the insurance component of the budget for each project. We engage a risk management consultant to assist with this process. Most of our leases provide that insurance premiums are considered part of the operating expenses of the respective property, and the tenants are therefore responsible for any increases in our premiums.
Our business activities may expose us to potential liability under various environmental laws and under workplace health and safety regulations. We are unable to predict these potential liabilities. We maintain a comprehensive general liability policy with an umbrella policy that covers losses beyond the general liability limits. We also maintain professional errors and omissions liability and contractor’s pollution liability insurance policies in amounts that we believe are adequate coverage for our business.
We obtain insurance coverage through a broker experienced in the professional liability field. The broker and our risk manager regularly review the adequacy of our insurance coverage. Because there are various exclusions and retentions under the policies, or an insurance carrier may become insolvent, there can be no assurance that all potential liabilities will be covered by our insurance policies or paid by our carriers.
We evaluate the risk associated with claims. If there is a determination that a loss is probable and reasonably estimable, an appropriate reserve is established. A reserve is not established if we determine that a claim has no merit or is not probable or reasonably estimable. Partially or completely uninsured claims, if successful and of significant magnitude, may have a material adverse effect on our business.
Competition
We compete in developing, acquiring, and leasing medical facilities with public and private real estate companies and investors. We believe we have a depth of knowledge and experience in working with physicians, hospitals, not-for-profit agencies, and other sponsors of healthcare services making us an attractive real estate partner.
The market for design-build services is generally highly competitive and fragmented. Our competitors are numerous, consisting mainly of small and regional private firms. We believe we are well positioned to compete in our markets because of our healthcare industry specialization, long-term client relationships, and integrated delivery of services.
Employees
As of December 31, 2010, we had 398 employees. Our professionals perform property management, acquisitions, real estate development, architecture, engineering, construction management and materials management services. Less than 8% of our employees are covered by collective bargaining agreements, which are subject to amendment in November 2011, or by specific labor agreements, which expire upon completion of the relevant project. There are no material disagreements with employees and we consider the relationships with our employees to be favorable.
Equity Offerings
In May and June 2010, we issued an aggregate of approximately 7.1 million shares of common stock, resulting in net proceeds to us of $47.6 million. The net proceeds were used to fund development projects, reduce borrowings under the Credit Facility, and for working capital purposes.
In December 2010, we sold 2.6 million shares of our 8.500% Series A Cumulative Redeemable Perpetual Preferred Stock, raising net proceeds of approximately $62.6 million. We used the net proceeds to repay in full the $50.0 million outstanding balance under a senior secured term loan that was scheduled to mature in March 2011, to reduce borrowings under the Credit Facility, to fund build to suit development projects, and for working capital and other general corporate purposes.

Available Information
We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports with the Securities and Exchange Commission (the “SEC”). You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330. The SEC also maintains a Website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our Website is www.cogdell.com. Our reports on Forms 10-K, 10-Q and 8-K, and all amendments to those reports are posted on our Website as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. The contents of our Website are not incorporated by reference herein.

Item 1A.	Risk Factors
Many risk factors affect our business. The occurrence of a risk factor may reduce our operating income, decrease the value of our assets, diminishing our growth prospects, or impact access to and cost of capital. As a result, we may have reduced cash available for distribution and/or our share price may decline.
Risks Related to our Properties and Operations
Our real estate investments are concentrated in medical office buildings and healthcare facilities, making us more vulnerable economically than if our investments were diversified.
As a REIT, we invest primarily in real estate. Within the real estate industry, we selectively own, develop, redevelop, acquire, and manage medical facilities. We are subject to risks inherent in concentrating investments in real estate. The risks resulting from a lack of diversification become even greater as a result of our business strategy to invest primarily in medical facilities. A downturn in the medical facilities industry or in the commercial real estate industry generally, could materially adversely affect the value of our properties. A downturn in the healthcare industry could negatively affect our tenants’ ability to make rent payments to us, which may have a material adverse effect on our business, financial condition, results of operations, and ability to make distributions to our stockholders. These adverse effects may be more pronounced than if we held a diverse portfolio of investments outside of real estate or outside of medical facilities.
We depend on significant tenants.
For the year ended December 31, 2010, our five largest tenants represented $19.6 million, or 23.7%, of the annualized rent generated by our properties. Our five largest tenants based on annualized rents are Carolinas HealthCare System, Bon Secours St. Francis Hospital, Palmetto Health Alliance, Lancaster General Hospital, and Woodlands Medical. Our significant tenants, as well as other tenants, may experience a downturn in their businesses, which may weaken their financial condition and result in their failure to make timely rental payments or default under their leases. In the event of any tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.
The severely weakened economy, and other events or circumstances beyond our control, may adversely affect our industry, business, results of operations, contractual commitments, and access to capital.
Continued uncertainty of the U.S. economy including inflation, deflation or stagflation, the systemic impact of increased unemployment, volatile energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a distressed real estate market have contributed to increased market volatility and business and consumer confidence. This difficult operating environment may adversely affect our ability to generate revenues and/or increase costs, thereby reducing our operating income and earnings. It may adversely impact the ability of our tenants to maintain occupancy and rates in our properties. These economic conditions may continue to have a material adverse effect on our business, financial condition, results of operations, ability to make distributions to our stockholders, and the trading price of our stock.

Adverse economic or other conditions in the markets in which we do business may negatively affect our occupancy levels and rental rates and therefore our operating results.
Our operating results are dependent upon maximizing occupancy levels and rental rates in our portfolio. Adverse economic or other conditions in the markets in which we operate may lower our occupancy levels and limit our ability to increase rents or require us to offer rental discounts. The following factors are primary among those which may adversely affect the operating performance of our properties:
•
periods of economic slowdown or recession, rising interest rates or declining demand for medical office buildings and healthcare facilities, or the public perception that any of these events may occur, could result in a general decline in rental rates or an increase in tenant defaults;

•
the national economic climate in which we operate, may be adversely impacted by, among other factors, a reduction in the availability of debt or equity financing, industry slowdowns, relocation of businesses and changing demographics;

•
local or regional real estate market conditions such as the oversupply of medical office buildings and healthcare facilities or a reduction in demand for medical office buildings and healthcare facilities in a particular area;

•	negative perceptions by prospective tenants of the safety, convenience and attractiveness of our properties and the neighborhoods in which they are located;
•	earthquakes and other natural disasters, terrorist acts, civil disturbances or acts of war which may result in uninsured or underinsured losses; and
•	changes in tax, real estate and zoning laws.
The failure of our properties to generate revenues sufficient to meet our cash requirements, including operating and other expenses, debt service and capital expenditures, may have a material adverse effect on our business, financial condition, results of operations, our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.
The majority of our consolidated wholly-owned and joint venture properties are located in Georgia, North Carolina, and South Carolina, and changes in these markets may materially adversely affect us.
Our consolidated wholly-owned and joint venture properties located in Georgia, North Carolina, and South Carolina, provide approximately 9.8%, 23.5% and 26.8%, respectively, of our total annualized rent for the year ended December 31, 2010. As a result of the geographic concentration of properties in these markets, we are particularly exposed to downturns in these local economies or other changes in local real estate market conditions. In the event of negative economic changes in these markets, our business, financial condition, results of operations, our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.
Our investments in development and redevelopment projects may not yield anticipated returns, which would harm our operating results and reduce the amount of funds available for distributions.
A component of our growth strategy includes development and redevelopment opportunities. To the extent that we engage in development and redevelopment projects, we will be subject to the following risks normally associated with these projects:
•	we may be unable to obtain financing for these projects on attractive terms or at all;
•	we may not complete development projects on schedule or within budgeted amounts;
•	we may encounter delays or denials in obtaining all necessary zoning, land use, building, occupancy and other required governmental permits and authorizations;
•
occupancy rates and rents at newly developed or redeveloped properties may fluctuate depending on a number of factors, including market and economic conditions, and may result in our investment not being profitable; and

•	start-up costs may be higher than anticipated.
In deciding whether to develop or redevelop a particular property, we make certain assumptions regarding the expected future performance of that property. We may underestimate the costs necessary to bring the property up to the standards established for its intended market position or we may be unable to increase occupancy at a newly acquired property as quickly as expected or at all. Any substantial unanticipated delays or expenses could adversely affect the investment returns from these development or redevelopment projects and have a material adverse effect on our business, financial condition, results of operations, our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.

We may in the future develop medical facilities in geographic regions where we do not currently have a significant presence and where we do not possess the same level of familiarity, which could adversely affect our ability to develop such properties successfully or at all or to achieve expected performance.
We have relied, and in the future may rely, on the investments of our joint venture partners for the funding of our development and redevelopment projects. If our reputation in the healthcare real estate industry changes or the number of investors considering us as an attractive strategic partner is otherwise reduced, our ability to develop or redevelop properties could be affected, which would limit our growth.
If our investments in development and redevelopment projects do not yield anticipated returns for any reason, including those set forth above, our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.
We may not be successful in identifying and consummating suitable acquisitions or investment opportunities, which may impede our growth and negatively affect our results of operations.
Our ability to expand through acquisitions is a component of our long-term growth strategy and requires us to identify suitable acquisition candidates or investment opportunities that meet its criteria and are compatible with its growth strategy. We may not be successful in identifying suitable properties or other assets that meet our acquisition criteria or in consummating acquisitions or investments on satisfactory terms or at all. Failure to identify or consummate acquisitions or investment opportunities will slow our growth.
Our ability to acquire properties on attractive terms and successfully integrate and operate them may be constrained by the following significant risks:
•	failure to finance an acquisition on attractive terms or at all;
•	competition from other real estate investors with significant capital, including other publicly-traded REITs and institutional investment funds;
•	competition from other potential acquirers may significantly increase the purchase price for an acquisition property, which could reduce our profitability;
•	unsatisfactory results of our due diligence investigations or failure to meet other customary closing conditions;
•	we may spend more than the time and amounts budgeted to make necessary improvements or renovations to acquired properties; and
•
we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by persons in respect of events transpiring or conditions existing before we acquired the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

If any of these risks are realized, our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.
We may not be able to obtain additional capital to further our business objectives.
Our ability to develop, redevelop or acquire properties depends upon our ability to obtain capital. During the recent financial and economic crisis, the global economy, including the capital and credit markets, experienced a period of substantial turmoil and uncertainty, which restricted the availability of capital. A lack of capital may cause a decrease in the level of new investment activity by publicly traded real estate companies. Furthermore, a prolonged period in which we cannot effectively access the public equity or debt markets may result in heavier reliance on alternative financing sources to undertake new investments. An inability to obtain equity or debt capital on acceptable terms could delay or prevent us from acquiring, financing and completing desirable investments, and which could otherwise adversely affect our business. If any of these risks are realized, our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.

If we are unable to promptly re-let our properties, if the rates upon such re-letting are significantly lower than expected, or if we are required to undertake significant capital expenditures to attract new tenants, then our business and results of operations would be adversely affected.
A substantial number of our leases are on a multiple year basis. As of December 31, 2010, leases representing 10.6% of our net rentable square feet will expire in 2011, 15.8% in 2012 and 10.4% in 2013. These expirations would account for 10.7%, 18.7% and 10.3% of our annualized rent, respectively. Approximately 70.1% of the square feet of our properties and 60.6% of the number of our properties are subject to certain restrictions. These restrictions include limits on our ability to re-let these properties to tenants not affiliated with the healthcare system that own the underlying property, rights of first offer on sales of the property and limits on the types of medical procedures that may be performed. In addition, lower than expected rental rates upon re-letting could impede our growth. We cannot assure you that we will be able to re-let space on terms that are favorable to us or at all. Further, we may be required to make significant capital expenditures to renovate or reconfigure space to attract new tenants. If we are unable to promptly re-let our properties, if the rates upon such re-letting are significantly lower than expected, or if we are required to undertake significant capital expenditures in connection with re-letting units, our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.
Certain of our properties may not have efficient alternative uses.
Some of our properties, such as our ambulatory surgery centers, are specialized healthcare facilities. If we or our tenants terminate the leases for these properties or our tenants lose their regulatory authority to operate such properties, we may not be able to locate suitable replacement tenants to lease the properties for their specialized uses. Alternatively, we may be required to spend substantial amounts to adapt the properties to other uses. Any loss of revenues and/or additional capital expenditures occurring as a result may have a material adverse effect on our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.
We face competition for the acquisition of medical facilities, which may impede our ability to make future acquisitions or may increase the cost of these acquisitions.
We compete with many other entities engaged in real estate investment activities for acquisitions of medical facilities, including national, regional and local operators, acquirers and developers of healthcare real estate properties. The competition for medical facilities may significantly increase the price we must pay for medical facilities or other assets we seeks to acquire and our competitors may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger healthcare REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. This competition may result in increased demand for these assets and therefore increased prices paid for them. Because of an increased interest in single-property acquisitions among tax-motivated individual purchasers, we may pay higher prices if we purchase single properties in comparison with portfolio acquisitions. If we pay higher prices for medical facilities or other assets, our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.
We may not be successful in integrating and operating acquired properties.
We expect to make future acquisitions of medical office buildings and healthcare facilities. If we acquire medical office buildings and healthcare facilities, we will be required to integrate them into our existing portfolio. The acquired properties may turn out to be less compatible with our growth strategy than originally anticipated, may cause disruptions in our operations or may divert management’s attention away from day-to-day operations, any or all of which may have an effect on our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.

Our medical facilities, their associated hospitals and our tenants may be unable to compete successfully.
Our medical facilities and their associated hospitals often face competition from nearby hospitals and other medical facilities that provide comparable services. Some of those competing facilities are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of support are not available to our buildings.
Similarly, our tenants face competition from other medical practices in nearby hospitals and other healthcare facilities. Our tenants’ failure to compete successfully with these other practices could adversely affect their ability to make rental payments, which could adversely affect our rental revenues. Further, from time to time and for reasons beyond our control, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians to which they refer patients. This could adversely affect our tenants’ ability to make rental payments, which could adversely affect our rental revenues.
We depend upon its tenants to operate their businesses in a manner which generates revenue sufficient to allow them to meet their obligations to us, including their obligation to pay rent. Any reduction in rental revenues resulting from the inability of our medical office buildings and healthcare facilities, their associated hospitals and our tenants to compete successfully may have a material adverse effect on our business, financial condition and results of operations.
Uninsured losses or losses in excess of our insurance coverage could adversely affect our financial condition and our cash flow.
We maintain comprehensive liability, fire, flood, earthquake, wind (as deemed necessary or as required by our lenders), extended coverage and rental loss insurance for our properties with policy specifications, limits and deductibles customarily carried for similar properties. Certain types of losses, however, may be either uninsurable or not economically insurable, such as losses due to earthquakes, riots, acts of war or terrorism. Should an uninsured loss occur, we could lose both our investment in and anticipated profits and cash flow from a property. If any such loss is insured, we may be required to pay a significant deductible on any claim for recovery of such a loss prior to our insurer being obligated to reimburse us for the loss, or the amount of the loss may exceed our coverage for the loss. In addition, future lenders may require certain insurance coverage, and our failure to obtain such insurance could constitute a default under loan agreements. As a result, our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.
Joint investments could be adversely affected by our lack of sole decision-making authority and reliance upon a co-venturer’s financial condition.
We may co-invest with third parties through partnerships, joint ventures, co-tenancies or other entities, acquiring non-controlling interests in, or sharing responsibility for managing the affairs of a property, partnership, joint venture, co-tenancy or other entity. Therefore, we may not be in a position to exercise sole decision-making authority regarding that property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may involve risks not present were a third party not involved, including the possibility that our partners, co-tenants or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, our partners or co-venturers might at any time have economic or other business interests or goals, which are inconsistent with our business interests or goals. These investments may also have the potential risk of impasses on decisions such as a sale, because neither we nor the partner, co-tenant or co-venturer would have full control over the partnership or joint venture. Consequently, actions by such partner, co-tenant or co-venturer might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in specific circumstances be liable for the actions of third-party partners, co-tenants or co-venturers. As a result, our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.

Our mortgage agreements and ground and air rights leases contain certain provisions that may limit our ability to sell certain of our medical office buildings and healthcare facilities.
In order to assign or transfer our rights and obligations under certain of our mortgage agreements, we generally must:
•	obtain the consent of the lender;
•	pay a fee equal to a fixed percentage of the outstanding loan balance; and
•	pay any costs incurred by the lender in connection with any such assignment or transfer.
In addition, ground and air rights leases on certain of our properties contain restrictions on transfer such as limiting the assignment or subleasing of the facility only to practicing physicians or physicians in good standing with an affiliated hospital. These provisions of our mortgage agreements and ground and air rights leases may limit our ability to sell certain of our medical office buildings and healthcare facilities which, in turn, could adversely impact the price realized from any such sale. As a result, our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.
31 of our consolidated wholly-owned and joint venture properties are subject to ground or air rights leases that expose us to the loss of such properties upon breach or termination of the ground or air rights leases.
We have 31 consolidated wholly-owned and joint venture properties that are subject to leasehold interests in the land or air underlying the buildings and we may acquire additional buildings in the future that are subject to similar ground or air rights leases. These 31 consolidated wholly-owned and joint venture properties represent 56.2% of our total net rentable square feet. As lessee under a ground or air rights lease, we are exposed to the possibility of losing the property upon termination, or an earlier breach by us, of the ground lease, which may have a material adverse effect on our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.
Environmental compliance costs and liabilities associated with operating our properties may affect our results of operations.
Under various U.S. federal, state and local laws, ordinances and regulations, owners and operators of real estate may be liable for the costs of investigating and remediating certain hazardous substances or other regulated materials affecting the property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous substances or materials. The presence of hazardous substances or materials, or the failure to properly remediate these substances, may adversely affect the owner’s or operator’s ability to lease, sell or rent the property or to borrow using the property as collateral. Persons who arrange for the disposal or treatment of hazardous substances or other regulated materials may be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not the facility is owned or operated by the person. Certain environmental laws impose liability for release of asbestos-containing materials into the air and third parties may seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials.
Certain environmental laws also impose liability, without regard to knowledge or fault, for removal or remediation of hazardous substances or other regulated materials upon owners and operators of contaminated property even after they no longer own or operate the property. Moreover, the past or present owner or operator from which a release emanates may be liable for any personal injuries or property damages that may result from such releases, as well as any damages to natural resources that may arise from such releases. Certain environmental laws impose compliance obligations on owners and operators of real property with respect to the management of hazardous materials and other regulated substances. For example, environmental laws govern the management of asbestos-containing materials and lead-based paint. Failure to comply with these laws can result in penalties or other sanctions.

No assurances can be given that existing environmental studies with respect to any of our properties reveal all environmental liabilities, that any prior owner or operator of our properties did not create any material environmental condition not known to us, or that a material environmental condition does not otherwise exist as to any one or more of our properties. There also exists the risk that material environmental conditions, liabilities or compliance concerns may have arisen after the review was completed or may arise in the future. Finally, future laws, ordinances or regulations and future interpretations of existing laws, ordinances or regulations may impose additional material environmental liability.
The realization of any or all of these risks may have a material adverse effect on our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.
Costs associated with complying with the Americans with Disabilities Act of 1990 may result in unanticipated expenses.
Under the Americans with Disabilities Act of 1990, or the ADA, all places of public accommodation are required to meet certain U.S. federal requirements related to access and use by disabled persons. A number of additional U.S. federal, state and local laws may also require modifications to our properties, or restrict certain further renovations of the properties, with respect to access thereto by disabled persons. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants and/or an order to correct any non-complying feature, which could result in substantial capital expenditures. We have not conducted an audit or investigation of all of our properties to determine our compliance and we cannot predict the ultimate cost of compliance with the ADA or other legislation. If one or more of our properties is not in compliance with the ADA or other related legislation, then we would be required to incur additional costs to bring the facility into compliance. If we incur substantial costs to comply with the ADA or other related legislation, our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.
The bankruptcy or insolvency of our tenants under our leases could seriously harm our operating results and financial condition.
We will receive a substantial amount of our income as rent payments under leases of space in our properties. We have no control over the success or failure of our tenants’ businesses and, at any time, any of our tenants may experience a downturn in its business that may weaken its financial condition. As a result, our tenants may delay lease commencement or renewal, fail to make rent payments when due, or declare bankruptcy. Any leasing delays, lessee failures to make rent payments when due, or tenant bankruptcies could result in the termination of a tenant’s lease and, particularly in the case of a large tenant, may have a material adverse effect on our business, financial condition and results of operations, and our ability to make distributions to our stockholders.
If tenants are unable to comply with the terms of our leases, we may be forced to modify lease terms in ways that are unfavorable to us. Alternatively, the failure of a tenant to perform under a lease or to extend a lease upon expiration of its term could require us to declare a default, repossess the property, find a suitable replacement tenant, operate the property, or sell the property. There is no assurance that we will be able to lease the property on substantially equivalent or better terms than the prior lease, or at all. We may not be able to find another tenant, successfully reposition the property for other uses, successfully operate the property, or sell the property on terms that are favorable to us.
If any lease expires or is terminated, we will be responsible for all of the operating expenses for that vacant space until it is re-let. If we experiences high levels of vacant space, our operating expenses may increase significantly. Any significant increase in our operating costs may have a material adverse effect on our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.

Any bankruptcy filings by or relating to one of our tenants could bar all efforts by us to collect pre-bankruptcy debts from that lessee or seize its property, unless we receive an order permitting us to do so from the bankruptcy court, which we may be unable to obtain. A tenant bankruptcy could also delay our efforts to collect past due balances under the relevant leases and could ultimately preclude full collection of these sums. If a tenant assumes the lease while in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a tenant rejects the lease while in bankruptcy, we would have only a general unsecured claim for pre-petition damages. Any unsecured claim we hold may be paid only to the extent that funds are available and only in the same percentage paid to all other holders of unsecured claims. It is possible that we may recover substantially less than the full value of any unsecured claims we hold, if any, which may have a material adverse effect on our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected. Furthermore, dealing with a tenant bankruptcy or other default may divert management’s attention and cause us to incur substantial legal and other costs.
Risks Related to our Design-Build and Development Segment
Continuing adverse economic conditions could cause our clients to delay, curtail or cancel proposed or existing projects, which could result in a decrease in demand for our services.
The demand for our services has been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the U.S. economy. Adverse economic conditions may decrease our clients’ willingness or ability to make capital expenditures or otherwise reduce their spending to purchase our services, which could result in reduced revenues or margins for our business. Many of our clients finance their projects through cash flow from operations, the incurrence of debt or the issuance of equity. Furthermore, our clients may be affected by economic downturns that decrease the need for their services or the profitability of their services, which could result in a decrease of their cash flow from operations. A reduction in our clients’ cash flow from operations and the lack of availability of debt or equity financing could cause our clients to delay, curtail or cancel proposed or existing projects, which could result in a decrease in demand for our services. As a result, our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.
Our results of operations depend upon the award of new design-build contracts and the nature and timing of those awards.
Our design-build revenues are derived primarily from contracts awarded on a project-by-project basis. Generally, it is very difficult to predict whether and when we will be awarded a new contract since many potential contracts involve a lengthy and complex bidding and selection process that may be affected by a number of factors, including changes in existing or assumed market conditions, financing arrangements, governmental approvals and environmental matters. Because our design-build revenues are derived primarily from these contracts, our results of operations and cash flows can fluctuate materially from period to period depending on the timing of contract awards.
In addition, adverse economic conditions could alter the overall mix of services that our clients seek to purchase, and increased competition during a period of economic decline could result in we accepting contract terms that are less favorable to we than it might otherwise be able to negotiate. Changes in our mix of services or a less favorable contracting environment may cause our revenues and margins to decline. As a result, our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.
If we experience delays and/or defaults in client payments, we could be unable to recover all expenditures.
Because of the nature of our design-build contracts, we may at times commit our financial resources to projects prior to receiving payments from the client in amounts sufficient to cover expenditures on the projects as they are incurred. Delays in client payments may require us to make a working capital investment. If a client defaults in making payments on a project in which we have devoted significant financial resources, it could have a material adverse effect on our business. This risk can be exacerbated as a result of a downturn in economic conditions, including recent developments in the economy and capital markets.

We may experience reduced profits or, in some cases, losses under our guaranteed maximum price contracts if costs increase above our estimates.
Most of our design-build contracts are currently negotiated guaranteed maximum price or fixed price contracts, giving our clients a clear understanding of the project’s costs but also locking us in so that we bear a significant portion or all of the risk for cost overruns. Under these guaranteed maximum price or fixed price contracts, contract prices payable by clients are established in part on cost and scheduling estimates which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of labor, equipment and materials, and other exigencies. If these estimates prove inaccurate, or we encounter other unanticipated difficulties with respect to projects under guaranteed maximum price or fixed price contracts (such as errors, omissions or other deficiencies in the components of projects designed by or on behalf of us, problems with new technologies, difficulties in obtaining permits or approvals, adverse weather, unknown or unforeseen conditions, labor actions or disputes, changes in legal requirements, unanticipated decisions, interpretations or actions by governmental authorities having jurisdiction over our projects, fire or other casualties, terrorist or similar acts, unanticipated difficulty or delay in obtaining materials or equipment, unanticipated increase in the cost of materials or equipment, failures or defaults of suppliers or subcontractors to perform, or other causes within or beyond the control of we which delay the performance or completion of a project or increase our cost of performing the services and work to complete the project), cost overruns may occur, and we could experience reduced profits or, in some cases, a loss for that project. The existence or impact of these and other items may not be or become known until the end of a project which may negatively affect our cash flows and results of operations. As a result, our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.
The nature of our design-build and development business creates exposure to potential liabilities and disputes which may reduce our profits.
We engage in engineering, architecture, construction and other services where design, construction or systems failures can result in substantial injury or damage to clients and/or third parties. In addition, the nature of our business results in clients, subcontractors, vendors, suppliers and governmental authorities occasionally asserting claims against us for damages or losses for which they believe we are liable, including damages and/or losses (including consequential damages or losses) arising from allegations of: (1) defective, nonconforming, legally noncompliant or otherwise deficient design, materials, equipment or workmanship; (2) late performance, completion or delivery of all or any portion of a project; (3) bodily injury, sickness, disease or death; (4) injury to or destruction of property; (5) failure to design or perform work in accordance with applicable laws, statutes, ordinances, and regulations of any governmental authority; (6) violations of the Federal “Occupational Safety and Health Act”, or any other laws, ordinances, rules regulations or orders of any Federal, State or local public authority having jurisdiction for the safety of persons or property, including but not limited to any Fire Department and Board of Health; (7) violations or infringements of any trademark, copyright or patent, or any unfair competition, or infringement of any other tangible or intangible personal or property rights; and (8) failure to pay parties providing services, labor, materials, equipment, supplies and similar items to projects.
Many of our design-build contracts do not limit our liability for damages or losses. These claims often arise in the normal course of our business, and may be asserted with respect to projects completed and/or past occurrences. When it is determined that we have liability, such liability may not be covered by insurance or, if covered, the dollar amount of the liability may exceed our policy limits. Any liability not covered by insurance, in excess of insurance limits or, if covered by insurance but subject to a high deductible, could result in significant loss, which could reduce profits and cash available for operations. Furthermore, claims asserting liability for these and other matters, whether for projects previously completed or projects to be completed in the future, may not be asserted or otherwise become known until a later date. Performance problems and/or liability claims for existing or future projects could adversely impact our reputation within its industry and among its client base, making it more difficult to obtain future projects. As a result, our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.

Environmental compliance costs and liabilities associated with our business may affect our results of operation.
Our operations are subject to environmental laws and regulations, including those concerning:
•	generation, storage, handling, treatment and disposal of hazardous material and wastes;
•	emissions into the air;
•	discharges into waterways; and
•	health and safety.
Our projects often involve highly regulated materials, including hazardous wastes. Environmental laws and regulations generally impose limitations and standards for regulated materials and require us to obtain permits and comply with various other requirements. The improper characterization, handling, or disposal of regulated materials or any other failure by us to comply with federal, state and local environmental laws and regulations or associated environmental permits could subject we to the assessment of administrative, civil and criminal penalties, the imposition of investigatory or remedial obligations, or the issuance of injunctions that could restrict or prevent our ability to operate its business and complete contracted projects.
In addition, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), and comparable state laws, we may be required to investigate and remediate regulated materials. CERCLA and the comparable state laws typically impose liability without regard to whether a company knew of or caused the release, and liability for the entire cost of clean-up can be imposed upon any responsible party.
The environmental, workplace, employment and health and safety laws and regulations, among others, to which we are subject to are complex, change frequently and could become more stringent in the future. It is impossible to predict the effect that any future changes to these laws and regulations could have on us. Any failure to comply with these laws and regulations could materially adversely affect our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.
Risks Related to the Healthcare Industry
Future changes to healthcare laws, implementation of healthcare legislation and adverse trends in healthcare provider operations may negatively affect our lease revenues and our ability to make distributions to our stockholders.
The healthcare industry is currently experiencing:
•	changes in the demand for and methods of delivering healthcare services;

•	changes in third party reimbursement policies;

•	substantial competition for patients among healthcare providers;

•	continued pressure by private and government payors to reduce payments to providers of services; and

•	increased scrutiny of billing, referral and other practices by U.S. federal and state authorities.
These factors may adversely affect the economic performance of some or all of our tenants and, in turn, our lease revenues, which may have a material adverse effect on our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.

In addition, the U.S. Congress enacted on March 23, 2010 the Patient Protection and Affordable Care Act (“PPACA”) that was intended to have a significant impact on the delivery and reimbursement of healthcare items and services. Currently, PPACA is the subject of repeal initiatives in the U.S. Congress. In addition, PPACA is being challenged through lawsuits pending in several U.S. courts. See “Business — Regulation.” While any preliminary decisions in these lawsuits are subject to appeal and while it is unclear whether any provisions of PPACA will be amended or repealed due to current legislative initiatives, the uncertainty concerning whether and when any or all of the provisions of PPACA will be implemented, or if implemented, their impact on the healthcare delivery system as a whole, make it difficult to predict the corresponding impact on our tenants. We cannot predict the impact that PPACA or future healthcare legislation may have on our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.
Reductions in reimbursement from third party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us.
Sources of revenue for our tenants may include the U.S. federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Declining reimbursement from government and private payors has increased pressure on healthcare providers to continue to control or reduce costs. Additional reductions in reimbursement may result from the implementation of PPACA or from future healthcare reform legislation enacted by the U.S. Congress or from regulations issued by the Centers for Medicare and Medicaid Services. Similar efforts by private payors to reduce reimbursement in order to attempt to reduce healthcare costs will likely continue. Budget reduction measures by state governments are likely to result in further reductions in reimbursement from Medicaid and other state funded healthcare programs. In addition, the failure of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government payment programs. A reduction in reimbursements to our tenants from third party payors for any reason, including without limitation exclusion from participation in any government payor program, could adversely affect our tenants’ ability to make rent payments to us, which may have a material adverse effect on our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.
The healthcare industry is heavily regulated, and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of our tenants to make rent payments to us.
The healthcare industry is heavily regulated by U.S. federal, state and local governmental bodies. Our tenants generally will be subject to laws and regulations covering, among other things, licensure, certification for participation in government programs and relationships with physicians and other referral sources, and the privacy and security of individually identifiable health information. Also, PPACA included amendments to laws that may apply to our tenants which enhance the ability of the government to investigate, enforce and impose fines and penalties for, violations of these laws, as described in the risk factor below. This enhanced government authority to enforce these laws and the imposition of any resulting fines or penalties upon one of our tenants or associated hospitals could jeopardize that tenant’s ability to operate or to make rent payments or affect the level of occupancy in our medical office buildings or healthcare facilities associated with that hospital, which may have a material adverse effect on our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.
In addition, some state and local laws regulate new healthcare services and the expansion of existing healthcare services, including the addition of new beds or services, the acquisition of medical equipment, and the construction of healthcare related facilities, by requiring a certificate of need or other comparable approvals. These approvals are issued by the applicable state health planning agency only after that agency makes a determination that a need exists in a particular area for a particular service, equipment or facility. New laws and regulations, changes in existing laws and regulations or changes in the interpretation of such laws or regulations could negatively affect the financial condition of our tenants. These changes, in some cases, could apply retroactively. The enactment, timing or effect of legislative or regulatory changes cannot be predicted. In addition, certain of our medical office buildings and healthcare facilities and their tenants may require licenses or certificates of need to operate. Failure to obtain a license or certificate of need, or loss of a required license would prevent a facility from operating in the manner intended by the tenant. These events could adversely affect our tenants’ ability to make rent payments to us, which may have a material adverse effect on our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.

Privacy and security regulations issued pursuant to Health Insurance Portability and Accountability Act, and subsequent amendments thereto included in the Health Information Technology for Economic and Clinical Health Act (as amended, “HIPAA”), extensively regulate the use and disclosure of individually identifiable health information. These laws and regulations: (i) permit the U.S. Department of Health and Human Services to impose civil monetary penalties; (ii) allow state attorneys general to bring civil actions for HIPAA violations; and (iii) require the U.S. Department of Health and Human Services to conduct audits of covered entities, such as healthcare providers, to determine their compliance with HIPAA. The cost of complying with these requirements or the imposition of penalties for HIPAA violations could adversely affect the ability of a tenant to make rent payments to us, which may have a material adverse effect on our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.
Our tenants are subject to the Stark Law and fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to us.
There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from or are in a position to make referrals in connection with government healthcare programs, including the Medicare and Medicaid programs. Our lease arrangements with certain tenants may also be subject to the Stark Law and fraud and abuse laws, to the extent these lease arrangements create indirect financial relationships between the tenants and us that are subject to these laws and regulations.
These laws that may apply to our tenants include:
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
Each of these laws includes criminal and/or civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. Additionally, certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. PPACA included amendments to each of these laws which enhance the ability of the government to investigate, enforce, and impose fines and penalties for violation of these laws. The enhanced government authority to enforce these laws and the imposition of any resulting penalties upon one of our tenants or associated hospitals could jeopardize that tenant’s ability to operate or to make rent payments or affect the level of occupancy in our medical office buildings or healthcare facilities associated with that hospital, which may have a material adverse effect on our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.

Risks Related to the Real Estate Industry
Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties.
Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.
We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements. In acquiring a property, we may agree to transfer restrictions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These transfer restrictions would impede our ability to sell a property even if we deem it necessary or appropriate. These facts and any others that would impede our ability to respond to adverse changes in the performance of its properties may have a material adverse effect on our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.
Any investments in unimproved real property may take significantly longer to yield income-producing returns, if at all, and may result in additional costs to us to comply with re-zoning restrictions or environmental regulations.
We may invest in unimproved real property. Unimproved properties generally take longer to yield income-producing returns based on the typical time required for development. Any development of unimproved real property may also expose us to the risks and uncertainties associated with re-zoning the land for a higher use or development and environmental concerns of governmental entities and/or community groups. Any unsuccessful investments or delays in realizing an income-producing return or increased costs to develop unimproved real property could restrict our ability to earn its targeted rate of return on an investment or adversely affect our ability to pay operating expenses, which may have a material adverse effect on our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.
Risks Related to Debt Financings
Required payments of principal and interest on borrowings may leave us with insufficient cash to operate our properties or to pay the distributions currently contemplated or necessary to qualify as a REIT and may expose us to the risk of default under our debt obligations.
At December 31, 2010, we have approximately $362.2 million of outstanding indebtedness, of which $317.2 million is mortgage debt that is secured by performing properties and $45.0 million is outstanding under our Credit Facility. Approximately $77.4 million and $28.0 million of our outstanding indebtedness will mature in 2011 and 2012, respectively. We expect to incur additional debt in connection with future development and redevelopment projects and acquisitions. We may borrow under our Credit Facility, or borrow new funds to complete these projects and acquisitions. Additionally, we do not anticipate that our internally generated cash flow will be adequate to repay our existing indebtedness upon maturity and, therefore, we expect to repay our indebtedness through our Credit Facility, refinancing, and future offerings of equity and/or debt.

If we are required to utilize our Credit Facility for purposes other than development, redevelopment and acquisition activities, this will reduce the amount available for development and redevelopment projects and acquisitions and could slow our growth. Therefore, our level of debt and the limitations imposed on us by our debt agreements could have adverse consequences, including the following:
•	our cash flow may be insufficient to meet our required principal and interest payments;
•	we may be unable to borrow additional funds as needed or on favorable terms, including to make acquisitions;
•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;
•	because a portion of our debt bears interest at variable rates, an increase in interest rates could materially increase our interest expense;
•	we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;
•	after debt service, the amount available for distributions to our stockholders is reduced;
•	our debt level could place us at a competitive disadvantage compared to our competitors with less debt;
•	we may experience increased vulnerability to economic and industry downturns, reducing our ability to respond to changing business and economic conditions;
•	we may default on our obligations and the lenders or mortgagees may foreclose on our properties that secure their loans and receive an assignment of rents and leases;
•	we may violate financial covenants which would cause a default on our obligations;
•
we may inadvertently violate non-financial restrictive covenants in our loan documents, such as covenants that require us to maintain the existence of entities, maintain insurance policies and provide financial statements, which would entitle the lenders to accelerate our debt obligations; and

•
we may default under any one of our mortgage loans with cross-default or cross-collateralization provisions that could result in default on other indebtedness or result in the foreclosures of other properties.

The realization of any or all of these risks may have a material adverse effect on our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.
As a result of recent market events, including the contraction among and failure of certain lenders, it may be more difficult for us to secure financing.
Our results of operations may be materially affected by conditions in the financial markets and the economy generally. Over the past several years, uncertainty over inflation, energy costs, geopolitical issues, unemployment, the availability and cost of credit, the mortgage market and a real estate market have contributed to increased volatility in access to and cost of capital.
Since 2008, housing market conditions have resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, merge with other institutions and, in some cases, to fail. We rely on the availability of financing to execute our business strategy. Institutions from which we may seek to obtain financing may have owned or financed residential mortgage loans, real estate-related securities and real estate loans which have declined in value and caused losses as a result of the recent downturn. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. If these conditions persist, these institutions may become insolvent. As a result of recent market events, it may be more difficult for us to secure financing as there are fewer institutional lenders and those remaining lenders have tightened their lending standards.
As a result of these events, it may be more difficult for us to obtain financing on attractive terms, or at all, and our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.

Our ability to pay distributions is dependent on a number of factors and is not assured, and our distributions to stockholders may decline at any time.
Our ability to make distributions depends upon a variety of factors, including efficient management of our properties and the successful implementation by us of a variety of our growth initiatives, and may be adversely affected by the risks described elsewhere in this Annual Report on Form 10-K. All distributions will be made at the discretion of the Board of Directors and depend on our earnings, our financial condition, the REIT distribution requirements and other factors that the Board of Directors may consider from time to time. We cannot assure you that the level of our distributions will increase over time or that we will be able to maintain our future distributions at levels that equal or exceed our historical distributions. We may be required to fund future distributions either from borrowings under our Credit Facility, with the proceeds from equity offerings, which could be dilutive, or from property sales, which could be at a loss, or reduce such distributions. As a result, our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.
Our outstanding debt obligations prohibit us from redeeming the Series A Preferred Stock.
We are, and may in the future become, party to agreements and instruments, which, among other things, restrict or prevent the payment of dividends on or the redemption of our classes and series of capital stock. Our Credit Facility prohibits us from redeeming or otherwise repurchasing any shares of our stock, including the Series A Preferred Stock, during the term of the Credit Facility. This restriction may prohibit us from redeeming the outstanding Series A Preferred Stock even if we believe to do so would be in the best interests of our stockholders. As a result, our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.
Our organizational documents contain no limitations on the amount of debt we may incur.
Our organizational documents contain no limitations on the amount of indebtedness that we may incur. We could alter the balance between our total outstanding indebtedness and the value of our wholly-owned properties at any time. If we becomes more highly leveraged, the resulting increase in debt service could adversely affect our ability to make payments on our outstanding indebtedness and to pay our anticipated distributions and/or the distributions required to qualify as a REIT, and may materially and adversely affect our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.
Increases in interest rates may increase our interest expense and adversely affect our cash flow and our ability to service our indebtedness and make distributions to our stockholders.
As of December 31, 2010, we have approximately $362.2 million of outstanding indebtedness, of which approximately $75.8 million, or 20.9%, is subject to variable interest rates (excluding debt subject to variable to fixed interest rate swap agreements). This variable rate debt had a weighted average interest rate of approximately 1.7% per year as of December 31, 2010. Increases in interest rates on this variable rate debt would increase our interest expense, which could adversely affect our cash flow and our ability to pay distributions. For example, if market rates of interest on this variable rate debt increased by 100 basis points, the increase in interest expense would decrease future earnings and cash flows by approximately $0.8 million annually. As a result, our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.
Failure to hedge effectively against interest rate changes may adversely affect our results of operations.
In certain cases, we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements. Hedging involves risks, such as the risk that the counterparty may fail to honor its obligations under an arrangement, that the arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. In addition, we may be limited in the type and amount of hedging transactions we may use in the future by our need to satisfy the REIT income tests under the Code. Failure to hedge effectively against interest rate changes may have a material adverse effect on our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.

Our Credit Facility contains covenants that could limit our operations and our ability to make distributions to our stockholders.
Our Credit Facility contains financial and operating covenants, including tangible net worth requirements, fixed charge coverage and debt ratios and other limitations on our ability to make distributions or other payments to our stockholders (other than those required by the Code), sell all or substantially all of our assets and engage in mergers, consolidations and certain acquisitions.
The Credit Facility contains customary terms and conditions for credit facilities of this type including, but not limited to: (1) affirmative covenants relating to our corporate structure and ownership, maintenance of insurance, compliance with environmental laws and preparation of environmental reports, maintenance of our REIT qualification and listing on the New York Stock Exchange (the “NYSE”), and (2) negative covenants relating to restrictions on redemptions of preferred stock, liens, indebtedness, certain investments (including loans and certain advances), mergers and other fundamental changes, sales and other dispositions of property or assets and transactions with affiliates. The Credit Facility has financial covenants to be met by us at all times including a maximum total leverage ratio (70%), maximum real estate leverage ratio (70%), minimum fixed charge coverage ratio (1.50 to 1.00), maximum total debt to real estate value ratio (90%) and minimum consolidated tangible net worth ($45 million plus 85% of the net proceeds of equity issuances issued after the closing date).
These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders. Failure to comply with any of the covenants in the Credit Facility could result in a default. This could cause one or more of our lenders to accelerate the timing of payments and may have a material adverse effect on our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.
If lenders under our Credit Facility fail to meet their funding commitments, our financial position would be negatively impacted.
Access to external capital on favorable terms is critical to our success in growing and maintaining its portfolio. If financial institutions within our Credit Facility were unwilling or unable to meet their respective funding commitments to us, any such failure would have a negative impact on our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.
Risks Related to our Organization and Structure
Our business could be harmed if key personnel terminate their employment with us.
Our success depends, to a significant extent, on the continued services of members of our senior management team. In addition, our ability to continue to acquire and develop properties depends on the significant relationships our senior management team has developed. There is no guarantee that any of them will remain employed by us. We do not maintain key person life insurance on any of our officers. The loss of services of one or more members of our senior management team could harm our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.
Tax indemnification obligations could limit our operating flexibility by limiting our ability to sell specified properties.
In connection with the formation transactions and certain other property acquisitions, we entered into a tax protection agreement with the former owners of each contributed medical facility who received Operating Partnership units (“OP Units”).

Pursuant to these agreements, we will not sell, transfer or otherwise dispose of any of the medical facilities (each a “protected asset”) or any interest in a protected asset prior to the eighth anniversary of the closing of the offering unless:
1. a majority-in-interest of the former holders of interests in the predecessor partnerships or contributing entities (or their successors, which may include us to the extent any OP units have been redeemed or exchanged) with respect to such protected asset consent to the sale, transfer of other disposition; provided, however, with respect to three of the predecessor entities, Cabarrus POB, LLC, Medical Investors I, LLC and Medical Investors III, LLC, the required consent shall be a majority-in-interest of the beneficial owners of interests in the predecessor entities other than Messrs. Cogdell, our Chairman, and Spencer, our former Chief Executive Officer, and their affiliates; or
2. the Operating Partnership delivers to each such holder of interests, a cash payment intended to approximate the holder’s tax liability related to the recognition of such holder’s built-in gain resulting from the sale of such protected asset; or
3. the sale, transfer or other disposition would not result in the recognition of any built-in gain by any such holder of interests.
Protected assets represent approximately 66.2% of our total net rentable square feet. If we were to sell all of these protected assets and we undertook such sale without obtaining the requisite consent of the contributing holders, then we would be required to make material payments to these holders. The prospect of making payments under the tax protection agreements could impede our ability to respond to changing economic, financial and investment conditions. For example, it may not be economical for us to raise cash quickly through a sale of one or more of our protected assets or dispose of a poorly performing protected asset until the expiration of the eight-year protection period. As a result, our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.
Tax indemnification obligations may require the Operating Partnership to maintain certain debt levels.
Our tax protection agreements also provide that during the period from the closing of the initial public offering in 2005 through the twelfth anniversary thereof, the Operating Partnership will offer each holder who continues to hold at least 50% of the OP units received in respect of the consolidation transaction the opportunity to: (1) guarantee debt or (2) enter into a deficit restoration obligation. If we fail to offer such opportunities, we will be required to deliver to each holder a cash payment intended to approximate the holder’s tax liability resulting from our failure to make such opportunities available to that holder. We agreed to these provisions in order to assist such holders in deferring the recognition of taxable gain as a result of and after the consolidation transaction. These obligations may require us to maintain more or different indebtedness than we would otherwise require for our business. As a result, our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.
We may pursue less vigorous enforcement of terms of contribution and other agreements because of conflicts of interest with certain of our directors and officers.
Mr. Cogdell, our Chairman, Charles M. Handy, our Chief Financial Officer, Executive Vice President and Secretary, and other members of our management team and board of directors, have direct or indirect ownership interests in certain properties contributed to the Operating Partnership at the initial public offering. We, under the agreements relating to the contribution of such interests, are entitled to indemnification and damages in the event of breaches of representations or warranties made by the contributors. We may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationships with the individual party to these agreements. In connection with the acquisition of MEA Holdings, Inc. Holdings, Inc., we entered into various agreements with MEA Holdings, Inc., including the merger agreement, pursuant to which we are entitled to indemnification and damages in the event of breaches of representations and warranties made by MEA Holdings, Inc. Because one member of our Board of Directors, Mr. Lubar, and certain other key employees and personnel were also former owners, officers and directors of MEA Holdings, Inc., we may choose not to enforce, or to enforce less vigorously, our rights under these agreements. In addition, we are party to employment agreements with Messrs. Cogdell and Handy, which provide for additional severance following termination of employment if we elect to subject the executive officer to certain non-competition, confidentiality and non-solicitation provisions. Although their employment agreements require that they devote substantially all of their full business time and attention to us, if the executive officer forgoes the additional severance, he will not be subject to such non-competition provisions, which would allow him to compete with us. None of these agreements were negotiated on an arm’s-length basis. As a result, our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.

Conflicts of interest could arise as a result of our UPREIT structure.
Conflicts of interest could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and the Operating Partnership or any partner thereof, on the other. Our directors and officers have duties to us under applicable Maryland law in connection with their management of us. At the same time, we, through our wholly-owned subsidiary, have fiduciary duties, as a general partner, to the Operating Partnership and to the limited partners under Delaware law in connection with the management of the Operating Partnership. Our duties, through our wholly-owned subsidiary, as a general partner to the Operating Partnership and its partners may come into conflict with the duties of our directors and officers. The partnership agreement of the Operating Partnership does not require us to resolve such conflicts in favor of either our stockholders or the limited partners in the Operating Partnership.
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
Additionally, the partnership agreement expressly limits our liability by providing that neither we, nor our wholly-owned Maryland business trust subsidiary, as the general partner of the Operating Partnership, nor any of we or its trustees, directors or officers, will be liable or accountable in damages to the Operating Partnership, the limited partners or assignees for errors in judgment, mistakes of fact or law or for any act or omission if the general partner or such trustee, director or officer, acted in good faith. In addition, the Operating Partnership is required to indemnify us, our affiliates and each of our respective trustees, officers, directors, employees and agents to the fullest extent permitted by applicable law against any and all losses, claims, damages, liabilities (whether joint or several), expenses (including, without limitation, attorneys’ fees and other legal fees and expenses), judgments, fines, settlements and other amounts arising from any and all claims, demands, actions, suits or proceedings, civil, criminal, administrative or investigative, that relate to the operations of the Operating Partnership, provided that the Operating Partnership will not indemnify any such person for (1) willful misconduct or a knowing violation of the law, (2) any transaction for which such person received an improper personal benefit in violation or breach of any provision of the partnership agreement, or (3) in the case of a criminal proceeding, the person had reasonable cause to believe the act or omission was unlawful.
The provisions of Delaware law that allow the common law fiduciary duties of a general partner to be modified by a partnership agreement have not been resolved in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict our fiduciary duties that would be in effect under common law were it not for the partnership agreement. As a result, our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.
Certain provisions of our organizational documents, including the stock ownership limit imposed by our charter, could prevent or delay a change in control transaction.
Our charter, subject to certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and to limit any person to actual or constructive ownership of (1) 7.75% (by value or by number of shares, whichever is more restrictive) of our outstanding common stock, (2) 7.75% (by value or by number of shares, whichever is more restrictive) of our outstanding Series A Preferred Stock or (3) 7.75% (by value or by number of shares, whichever is more restrictive) of our outstanding capital stock. The Board of Directors, in its sole discretion, may exempt additional persons from the ownership limit. However, the Board of Directors may not grant an exemption from the ownership limit to any proposed transferee whose ownership could jeopardize our qualification as a REIT. These restrictions on ownership will not apply if the Board of Directors determines that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT. The ownership limit may delay or impede a transaction or a change of control that might involve a premium price for our common stock, or otherwise be in the best interests of our stockholders. As a result, our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.

Certain provisions of Maryland law may limit the ability of a third party to acquire control of us.
Certain provisions of the Maryland General Corporation Law, or the MGCL, may have the effect of delaying, deferring or preventing a transaction or a change in control of us that might involve a premium price for holders of our common stock or otherwise be in their best interests, including:
•
“business combination” provisions that, subject to certain limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose special minimum price provisions and special stockholder voting requirements on these combinations; and

•
“control share” provisions that provide that “control shares” of us (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

These provisions of the MGCL relating to business combinations do not apply, however, to business combinations that are approved or exempted by a board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, the Board of Directors has by resolution exempted Mr. Cogdell, his affiliates and associates and all persons acting in concert with the foregoing, and Mr. Spencer, his affiliates and associates and all persons acting in concert with the foregoing, from these provisions of the MGCL and, consequently, the five-year prohibition and the supermajority vote requirements will not apply to business combinations between we and these persons. As a result, these persons may be able to enter into business combinations with us that may not be in the best interests of our stockholders without compliance by us with the supermajority vote requirements and the other provisions of the statute. In addition, our by-laws contain a provision exempting from the provisions of the MGCL relating to control share acquisitions any and all acquisitions by any person of our common stock. There can be no assurance that such provision will not be amended or eliminated at any time in the future.
Additionally, Title 3, Subtitle 8 of the MGCL permits the Board of Directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to take certain actions that may have the effect of delaying, deferring or preventing a transaction or a change in control of us that might involve a premium to the market price of our common stock or otherwise be in our stockholders’ best interests. As a result, our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.
The Board of Directors has the power to cause us to issue additional shares of our stock and the general partner has the power to issue additional OP units without stockholder approval.
Our charter authorizes the Board of Directors to cause us to issue additional authorized but unissued shares of common stock or preferred stock, and to amend our charter to increase the aggregate number of authorized shares or the authorized number of shares of any class or series without stockholder approval. The general partner will be given the authority to issue additional OP units or preferred units. In addition, the Board of Directors may classify or reclassify any unissued shares of common stock or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. The Board of Directors could cause us to issue additional shares of our common stock or Series A Preferred Stock, or establish an additional series of preferred stock that could have the effect of delaying, deferring or preventing a change in control or other transaction that might involve a premium price for our common stock, or otherwise be in the best interests of our stockholders. As a result, our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.

Our rights and the rights of our stockholders to take action to recover money damages from our directors and officers are limited.
Our charter eliminates our directors’ and officers’ liability to we and our stockholders for money damages, except for liability resulting from actual receipt of an improper benefit in money, property or services or active and deliberate dishonesty established by a final judgment and which is material to the cause of action. Our charter authorizes us, and our bylaws require us, to indemnify our directors and officers for liability resulting from actions taken by them in those capacities to the maximum extent permitted by Maryland law. In addition, we may be obligated to fund the defense costs incurred by our directors and officers. As a result, our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.
You will have limited ability as a stockholder to prevent us from making any changes to we policies that you believe could harm our business, prospects, operating results or share price.
The Board of Directors will adopt policies with respect to certain activities, such as investments, dispositions, financing, lending, our equity capital, conflicts of interest and reporting. These policies may be amended or revised from time to time at the discretion of the Board of Directors without a vote of our stockholders. This means that our stockholders will have limited control over changes in our policies. Such changes in our policies intended to improve, expand or diversify our business may not have the anticipated effects and consequently may have a material adverse effect on our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.
To the extent our distributions represent a return of capital for U.S. federal income tax purposes you could recognize an increased capital gain upon a subsequent sale by you of our common stock or preferred stock.
Distributions in excess of our current and accumulated earnings and profits and not treated by us as a dividend will not be taxable to a U.S. stockholder to the extent those distributions do not exceed the stockholder’s adjusted tax basis in its common stock, but instead will constitute a return of capital and will reduce the stockholder’s adjusted tax basis in its common stock. If distributions result in a reduction of a stockholder’s adjusted basis in such holder’s common stock, subsequent dispositions of such holder’s common stock potentially will result in recognition of an increased capital gain or reduced capital loss due to the reduction in such adjusted basis.
Risks Related to Qualification and Operation as a REIT
Our failure to qualify or remain qualified as a REIT would have significant adverse consequences to us.
We intend to operate in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes under the Code. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT, and the statements in our prospectus and other filings are not binding on the IRS or any court. If we fail to qualify or lose our qualification as a REIT, we will face serious tax consequences that would substantially reduce the funds available for distribution to our stockholders for each of the years involved because:
•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income and we would be subject to U.S. federal income tax at regular corporate rates;
•	we also could be subject to the U.S. federal alternative minimum tax and possibly increased state and local taxes; and
•	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following a year during which we were disqualified.
In addition, if we lose our qualification as a REIT, we will not be required to make distributions to stockholders, and all distributions to our stockholders will be subject to tax as regular corporate dividends to the extent of our current and accumulated earnings and profits. This means that our U.S. individual stockholders would be taxed on our dividends at a maximum U.S. federal income tax rate of 15% (through 2012), and our corporate stockholders generally would be entitled to the dividends received deduction with respect to such dividends, subject, in each case, to applicable limitations under the Code.

Qualification as a REIT involves the application of highly technical and complex Code provisions and regulations promulgated thereunder for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable U.S. Treasury Department regulations, or Treasury Regulations, that have been promulgated under the Code is greater in the case of a REIT that, like us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the composition of our assets and sources of our gross income. Also, we must make distributions to stockholders aggregating annually at least 90% of our net taxable income, excluding capital gains.
As a result of these factors, our loss of our qualification as a REIT also could impair our ability to expand our business and raise capital. Also, our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.
To maintain its REIT qualification, we may be forced to borrow funds during unfavorable market conditions.
To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding net capital gains, and we will be subject to regular corporate income taxes to the extent that we distributes less than 100% of our net taxable income each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. To qualify as a REIT and avoid the payment of income and excise taxes, we may need to borrow funds on a short-term basis, or possibly on a long-term basis, to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from, among other things, a difference in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes, the effect of non-deductible capital expenditures, the creation of reserves or required debt amortization payments. As a result, our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.
Dividends payable by REITs generally do not qualify for reduced tax rates.
The maximum tax rate for dividends payable by domestic corporations to individual U.S. stockholders is 15% (through 2012). Dividends payable by REITs, however, are generally not eligible for the reduced rates. The more favorable rates applicable to regular corporate dividends could cause stockholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
In addition, the relative attractiveness of real estate in general may be adversely affected by the favorable tax treatment given to corporate dividends, which could negatively affect the value of our properties.
Possible legislative or other actions affecting REITs could adversely affect us and our stockholders.
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or our stockholders. We cannot predict whether, when, in what forms, or with what effective dates, the tax laws applicable to we or our stockholders will be changed.
Complying with REIT requirements may cause we to forego otherwise attractive opportunities.
To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. In order to meet these tests, we may be required to forego attractive business or investment opportunities. Thus, compliance with the REIT requirements may adversely affect our ability to operate solely to maximize profits.

We will pay some taxes.
Even if we qualifies as a REIT for U.S. federal income tax purposes, we will be required to pay some U.S. federal, state and local taxes on our income and property. In addition, our TRSs are fully taxable corporations that will be subject to taxes on their income and the TRSs may be limited in their ability to deduct interest payments made to us or the Operating Partnership. We also will be subject to a 100% penalty tax on certain amounts if the economic arrangements among our tenants, our TRSs and us are not comparable to similar arrangements among unrelated parties or if we receive payments for inventory or property held for sale to customers in the ordinary course of business. To the extent that we or our TRSs are required to pay U.S. federal, state or local taxes, we will have less cash available for distribution to our stockholders. As a result, our business, financial condition, results of operations, and our ability to make distributions to our stockholders, and the trading price of our stock may be materially and adversely affected.
The ability of the Board of Directors to revoke our REIT election without stockholder approval may cause adverse consequences to our stockholders.
Our charter provides that the Board of Directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to continue to qualify as a REIT. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our taxable income and we would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on the total return to our stockholders.
Our ability to invest in TRSs is limited by our qualification as a REIT, and accordingly may limit our ability to grow the business of the Design-Build and Development segment.
In order for we to qualify as a REIT, no more than 25% of the value of its assets may consist of securities of one or more TRSs (20% for taxable years ended on or before December 31, 2008). We have jointly elected with TRS Holdings and its subsidiaries to treat such entities as TRSs. Accordingly, our ability to grow and expand the business and of TRS Holdings and its subsidiaries, absent a corresponding increase in the value of our real estate assets, will be limited by our need to continue to meet the applicable TRS limitation which could adversely affect returns to its stockholders.
If the aggregate value of the securities we own in its TRSs were determined to be in excess of 25% of the value of its total assets, we could fail to qualify as a REIT or be subject to a penalty tax and forced to dispose of TRS securities.
For us to continue to qualify as a REIT, the aggregate value of all securities that we hold in our TRSs may not exceed 25% of the value of its total assets. The value of our TRS securities and our real estate assets is based on determinations of fair market value which are not subject to precise determination. We will not lose our qualification as a REIT if we were to fail the TRS limitation at the end of a quarter because of a discrepancy between the value of its TRSs and its other investments unless such discrepancy exists after the acquisition of TRS securities and is wholly or partially the result of such acquisition (including as a result of an increased investment in existing TRSs, either directly, or by way of a limited partner of the operating partnership exercising an exchange right, or we raising additional capital and contributing such capital to its operating partnership). If we were to fail to satisfy the TRS limitation at the end of a particular quarter and we were considered to have acquired TRS securities during such quarter, we would fail to qualify as a REIT unless we cured such failure by disposing of TRS securities or otherwise coming into compliance with the TRS limitation within 30 days after the close of such quarter. Based on such rules and our determination of the fair market value of our assets and the securities of our TRSs, we believe that we have satisfied and will continue to satisfy the TRS limitation. Notwithstanding the foregoing, as the fair market value of our TRS securities and real estate assets cannot be determined with absolute certainty, and we do not control when a limited partner of our operating partnership will exercise their redemption right, no assurance can be given that the IRS will not successfully challenge the valuations of our assets or that we have met and will continue to meet the TRS limitation. In addition, if the value of our real estate assets were to decrease, our ability to own TRS securities or other assets not qualifying as real estate assets will be limited and we could be forced to dispose of our TRS securities or such other assets in order to comply with REIT requirements.

If the IRS were to successfully challenge our valuation of certain of its subsidiaries, we may fail to qualify as a REIT.
While we believe we have properly valued the securities we holds in its TRSs, there is no guarantee that the IRS would agree with such valuation or that a court would not agree with such determination by the IRS. In the event we have improperly valued the securities we holds in its TRSs, we may fail to satisfy the 25% (20% with respect to its taxable year ended on or before December 31, 2008 and prior taxable years) asset test which may result in our failure to qualify as a REIT.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The following table contains information about our consolidated wholly-owned and joint venture properties as of December 31, 2010:

						Annualized
						Rent Per
			Net Rentable	Occupancy	Annualized	Leased
	Location	Ownership	Square Feet	Rate	Rent	Square Foot
California
Verdugo Hills Professional Bldg I	Glendale	100.0%	64,056	93.1%	$1,930,055	$32.35
Verdugo Hills Professional Bldg II	Glendale	100.0%	42,906	99.5%	1,439,002	33.70

			106,962	95.7%	3,369,057	32.91

Florida
Woodlands Center for Specialized Medicine	Pensacola	40.0%	75,985	100.0%	2,452,055	32.27

Georgia
Augusta POB I	Augusta	100.0%	99,494	93.2%	1,356,650	14.63
Augusta POB II	Augusta	100.0%	125,634	87.6%	2,304,051	20.93
Augusta POB III	Augusta	100.0%	47,034	90.0%	909,175	21.48
Augusta POB IV	Augusta	100.0%	55,134	83.1%	895,774	19.54
Summit Professional Plaza I	Brunswick	100.0%	33,039	93.5%	858,710	27.80
Summit Professional Plaza II	Brunswick	100.0%	64,233	96.7%	1,760,881	28.34

			424,568	90.5%	8,085,241	21.05

Indiana
Methodist Professional Center I (1)	Indianapolis	100.0%	150,243	95.2%	3,480,256	24.34
Methodist Professional Center II (sub-lease)	Indianapolis	100.0%	24,080	100.0%	653,679	27.15

			174,323	95.8%	4,133,935	24.75

Kentucky
OLBH Same Day Surgery Center and MOB	Ashland	100.0%	46,907	95.7%	978,786	21.81

OLBH Parking Garage					890,962

			46,907	95.7%	1,869,748	21.81	(2)

Louisiana
East Jefferson MOB	Metairie	100.0%	119,921	99.1%	2,574,872	21.67
East Jefferson Medical Plaza	Metairie	100.0%	123,184	100.0%	2,785,905	22.62
East Jefferson MRI	Metairie	100.0%	10,809	100.0%	995,663	92.11

			253,914	99.6%	6,356,440	25.14

Minnesota
Health Partners Medical & Dental Clinics	Sartell	100.0%	60,108	94.9%	1,970,692	34.54

Mississippi
University Physicians — Grants Ferry	Flowood	100.0%	50,575	100.0%	1,619,447	32.02

New York
Central NY Medical Center (3)	Syracuse	100.0%	111,634	97.8%	2,918,133	26.73

North Carolina
Alamance Regional Mebane Outpatient Center	Mebane	35.1%	68,206	71.1%	1,853,215	38.24
Barclay Downs	Charlotte	100.0%	38,395	100.0%	645,085	16.80
Birkdale Bldgs C, D, E and Birkdale Wellness	Huntersville	100.0%	64,669	96.4%	1,389,705	22.29
Birkdale II	Huntersville	100.0%	8,269	100.0%	203,672	24.63
Copperfield Medical Mall	Concord	100.0%	26,000	100.0%	631,660	24.29
East Rocky Mount Kidney Center	Rocky Mount	100.0%	8,043	100.0%	161,232	20.05
English Road Medical Center	Rocky Mount	34.5%	35,393	95.7%	950,728	28.08
Gaston Professional & Ambulatory Surgery Centers	Gastonia	100.0%	114,956	100.0%	2,739,964	23.83
Gaston Parking					606,141
Gateway Medical Office Building	Concord	100.0%	61,789	69.1%	1,119,819	26.21
Harrisburg Family Physicians	Harrisburg	100.0%	8,202	100.0%	224,301	27.35
Harrisburg Medical Mall	Harrisburg	100.0%	18,360	100.0%	500,851	27.28
Lincoln/Lakemont Family Practice	Lincolnton	100.0%	16,500	100.0%	397,713	24.10
Mallard Crossing Medical Park	Charlotte	100.0%	52,540	66.0%	858,662	24.77
Medical Arts Building	Concord	100.0%	84,972	93.3%	1,817,675	22.93
Midland Medical Park	Midland	100.0%	14,610	100.0%	441,985	30.25
Mulberry Medical Park	Lenoir	100.0%	24,992	87.0%	467,570	21.50
Northcross Family Physicians	Charlotte	100.0%	8,018	100.0%	234,496	29.25
Randolph Medical Park	Charlotte	100.0%	84,131	69.2%	1,292,498	22.21

						Annualized
						Rent Per
			Net Rentable	Occupancy	Annualized	Leased
	Location	Ownership	Square Feet	Rate	Rent	Square Foot

North Carolina (continued)
Rocky Mount Kidney Center	Rocky Mount	100.0%	10,105	100.0%	202,567	20.05
Rocky Mount Medical Park	Rocky Mount	100.0%	96,993	100.0%	2,091,904	21.57
Rowan Outpatient Surgery Center	Salisbury	100.0%	19,464	100.0%	435,162	22.36
Weddington Internal & Pediatric Medicine	Concord	100.0%	7,750	100.0%	203,224	26.22

			872,357	89.1%	19,469,829	24.28	(2)

Pennsylvania
Lancaster Rehabilitation Hospital	Lancaster	100.0%	57,508	100.0%	1,484,740	25.82
Lancaster ASC MOB	Lancaster	80.9%	64,214	100.0%	2,130,199	33.17

			121,722	100.0%	3,614,939	29.70

South Carolina
200 Andrews	Greenville	100.0%	25,902	100.0%	628,047	24.25
Beaufort Medical Plaza	Beaufort	100.0%	59,340	100.0%	1,346,384	22.69
Carolina Forest Medical Plaza	Myrtle Beach	100.0%	38,902	43.5%	533,125	31.53
Mary Black Westside Medical Office Bldg	Spartanburg	100.0%	37,455	100.0%	728,004	19.44
Medical Arts Center of Orangeburg	Orangeburg	100.0%	49,324	78.0%	766,672	19.94
Mount Pleasant Medical Office Long Point	Mt. Pleasant	100.0%	38,735	77.4%	795,812	26.55
One Medical Park	Columbia	100.0%	69,840	83.9%	1,448,084	24.73
Palmetto Health Parkridge	Columbia	100.0%	89,451	94.6%	2,147,120	25.37
Providence MOB I	Columbia	100.0%	48,500	82.0%	879,088	22.10
Providence MOB II	Columbia	100.0%	23,280	88.8%	424,702	20.55
Providence MOB III	Columbia	100.0%	54,417	73.3%	783,493	19.64
River Hills Medical Plaza	Little River	100.0%	27,566	70.9%	637,881	32.63
Roper Medical Office Building	Charleston	100.0%	122,785	84.7%	2,223,487	21.37
St. Francis CMOB	Greenville	100.0%	45,140	96.6%	1,154,968	26.49
St. Francis Medical Plaza (Charleston)	Charleston	100.0%	28,734	100.0%	840,813	29.26
St. Francis Medical Plaza (Greenville)	Greenville	100.0%	62,724	67.6%	825,515	19.46
St. Francis Outpatient Surgery Center	Greenville	100.0%	72,491	100.0%	2,169,417	29.93
St. Francis Professional Medical Center	Greenville	100.0%	49,767	100.0%	1,131,301	22.73
St. Francis Women’s	Greenville	100.0%	57,590	79.2%	972,590	21.31
Three Medical Park	Columbia	100.0%	88,755	82.3%	1,722,577	23.60

			1,090,698	85.3%	22,159,080	23.81

Tennessee
Health Park Medical Office Building	Chattanooga	100.0%	52,151	88.8%	1,730,882	37.38
Peerless Crossing Medical Center	Cleveland	100.0%	40,506	100.0%	1,008,848	24.91

			92,657	93.7%	2,739,730	31.56

Virginia
MRMC MOB I	Mechanicsville	100.0%	56,610	77.2%	1,275,077	29.19
St. Mary’s MOB North — (Floors 6 & 7)	Richmond	100.0%	30,617	100.0%	783,450	25.59

			87,227	85.2%	2,058,527	27.71

Total			3,569,637	90.6%	$82,816,853	$25.14	(2)

(1)	Parking revenue from an adjacent parking deck is approximately $90,000 per month, or $1,080,000 annualized.

(2)	Excludes annualized rent of adjacent parking decks to OLBH Same Day Surgery Center and MOB and Gaston Professional Center from calculation.

(3)	Parking revenue from an adjacent parking deck is approximately $100,000 per month, or $1,200,000 annualized.

Future lease expirations by tenants by year under non-cancelable operating leases as of December 31, 2010, were as follows (dollars in thousands, except per leased square foot amounts):

			Percentage of		Percentage of	Annualized Rent
	Number of	Net Rentable	Net Rentable	Annualized	Property	Per Leased
	Leases Expiring	Square Feet	Square Feet	Rent	Annualized Rent	Square Foot
Available	—	335,140	9.4%	$—	—	$—
2011	118	380,104	10.6%	8,822,530	10.7%	23.21
2012	137	563,865	15.8%	15,488,211	18.7%	24.81	(1)
2013	88	371,802	10.4%	8,558,824	10.3%	23.02
2014	80	367,583	10.3%	9,143,332	11.0%	24.87
2015	69	266,544	7.5%	6,117,214	7.4%	22.95
2016	31	150,487	4.2%	3,093,863	3.7%	20.56
2017	47	285,658	8.0%	7,617,039	9.2%	26.66
2018	19	112,358	3.1%	2,886,922	3.5%	25.69
2019	19	143,101	4.0%	3,188,922	3.9%	22.28
2020	13	87,324	2.4%	2,017,720	2.4%	23.11
Thereafter	17	505,671	14.2%	15,882,276	19.2%	31.41

Total	638	3,569,637	100.0%	$82,816,853	100.0%	$25.14	(1)

(1)	Excludes annualized rent of adjacent parking decks to OLBH Same Day Surgery Center and MOB and Gaston Professional Center from calculation.
No tenant occupied 10% or more of our net rentable square feet at our properties.

Item 3.	Legal Proceedings
We are from time to time involved in routine litigation arising out of the ordinary course of business. In our opinion, after consultation with legal counsel, the outcomes of such matters are not expected to have a material adverse effect on our financial position, results of operations, or cash flows.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the NYSE under the symbol “CSA.” The following table sets forth, for the period indicated, the high and low sales price for our common stock as reported by the NYSE and the per share dividends declared:

			Dividends
Period	High	Low	Declared
2009
First Quarter	$10.00	$4.50	$0.225
Second Quarter	$6.40	$3.65	$0.10
Third Quarter	$5.25	$3.87	$0.10
Fourth Quarter	$5.82	$4.53	$0.10
2010
First Quarter	$7.65	$5.66	$0.10
Second Quarter	$8.35	$6.37	$0.10
Third Quarter	$7.53	$6.07	$0.10
Fourth Quarter	$6.91	$5.72	$0.10
On March 9, 2011, the closing price of our common stock as reported by the NYSE was $6.01. At March 9, 2011, we had 139 holders of record of our common stock.
Holders of shares of common stock are entitled to receive distributions when and if declared by the Board of Directors out of any assets legally available for that purpose. As a REIT, we are required to distribute at least 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction or net capital gains) to shareholders annually to maintain our REIT qualification for U.S. federal income tax purposes. Our Credit Facility includes limitations on our ability to make distributions to our stockholders, subject to complying with our REIT requirements.
During 2010, we paid four quarterly dividends of $0.10 per share, totaling $0.40 per share for 2010. We funded the dividend payments for 2010 through a combination of funds from operations and borrowings under the Credit Facility. We use borrowings available under the Credit Facility to fund dividend payments when our cash flows from operations is insufficient to meet the dividend payments. The dividend payments of $0.40 per share paid in 2010 are classified for income tax purposes as 82.5% taxable ordinary dividend and 17.5% return of capital. AS of December 31, 2010, we expect to pay four quarterly dividends of $0.10 per share in 2011.
We have reserved 2.5 million shares of common stock for issuance under our 2005 and 2010 long-term incentive plans of which 1.0 million remained available for issuance as of December 31, 2010.
As of December 31, 2010, there were 58.4 million OP units outstanding, of which 50.9 million, or 87.1%, were owned by us and 7.5 million, or 12.9%, were owned by other partners (including certain directors and members of executive management).

Stockholder Return Performance
The following graph compares the cumulative total return on our common stock with that of the Standard and Poor’s 500 Stock Index (“S&P 500 Index”) and the National Association of Real Estate Investment Trusts Equity Index (“NAREIT Equity Index”) from December 31, 2005 through December 31, 2010. The stock price performance graph assumes that an investor invested $100 in each of us and the indices, and the reinvestment of any dividends. The comparisons in the graph are provided in accordance with the SEC disclosure requirements and are not intended to forecast or be indicative of the future performance of our shares of common stock.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Cogdell Spencer Inc.	100.00	136.17	108.84	67.92	46.85	50.93
NAREIT Equity	100.00	135.06	113.87	70.91	90.76	116.13
S&P 500	100.00	115.79	122.16	76.96	97.33	111.99
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
Unregistered Sales of Equity Securities and Use of Proceeds
As disclosed in our Current Report on Form 8-K, filed with the SEC on September 24, 2010, in September 2010, in connection with the employment of Raymond W. Braun as our Chief Executive Officer and President, we sold 74,516 shares of common stock to Mr. Braun at a price per share equal to $6.71.
On October 20, 2009, the final escrow release related to our acquisition of MEA Holdings, Inc. (“MEA”) in 2008 (the “MEA transaction”) occurred and in connection therewith, the Operating Partnership issued an aggregate of 331,812 of OP units, having an aggregate value of $1.6 million, at the time of issuance, to the MEA sellers. These OP units were issued in exchange for ownership interests in MEA as part of a private placement transaction under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder. These OP units are redeemable for the cash equivalent thereof at a time one year after the date of issuance, or, at our option, exchangeable into shares of our common stock on a one-for-one basis. No underwriters were used in connection with this issuance of these OP units.

Pursuant to a Purchase Agreement, dated January 23, 2008 (the “Purchase Agreement”), among Cogdell Spencer Inc., the Operating Partnership and KeyBanc Capital Markets Inc. (the “Initial Purchaser”), we sold 3,448,278 shares of common stock, par value $.01 per share, to the Initial Purchaser in a private offering. The Initial Purchaser purchased the securities with a view to the private resale of the securities to certain institutional investors at a price of $15.95 per share. The securities were issued to the Initial Purchaser pursuant to an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder and resold to the institutional investors pursuant to an exemption from registration pursuant to Rule 144A of the Securities Act.
We received net proceeds of approximately $53.8 million from the private offering. We used the net proceeds from the private offering to reduce borrowings under our Credit Facility.
In connection with the private offering, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the initial purchase on behalf of the holders of the securities named therein pursuant to which we agreed to prepare and file with the SEC a shelf registration statement providing for the resale of the securities and to cause such shelf registration statement to be declared effective by the SEC on the terms and subject to the conditions specified in the registration agreement.
On March 10, 2008, June 13, 2008, and November 5, 2008, the Operating Partnership issued an aggregate of 4,331,336, 208,496, and 148,926, respectively of OP units, having an aggregate value of $68.6 million, $3.3 million, and $2.4 million, respectively, at the time of issuance, related to the MEA transaction. These OP units were issued in exchange for ownership interests in MEA as part of a private placement transaction under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder. These OP units are redeemable for the cash equivalent thereof at a time one year after the date of issuance, or, at our option, exchangeable into shares of our common stock on a one-for-one basis. No underwriters were used in connection with this issuance of these OP units.
Issuer Purchases of Equity Securities
We did not repurchase shares of common stock during the quarter ended December 31, 2010.
Equity Compensation Plan Information

	(a)			(c)
	Number of			Number of Securities
	Securities to be		(b)	Remaining Available for
	Issued Upon		Weighted Average	Future Issuance Under
	Exercise of		Exercise Price of	Equity Compensation
	Outstanding		Outstanding	Plans (Excluding
	Options, Warrants,		Options, Warrants,	Securities Reflected in
Plan Category	and Rights		and Rights	Columns (a))

Equity compensation plans approved by security holders	N/A	(1)	N/A	997,738
Equity compensation plans not approved by security holders	—		—	—

Total	N/A	(1)	N/A	997,738

(1)
These amounts include information related to our 2005 and 2010 Long-term Incentive Plans. As of December 31, 2010, we issued 631,223 shares of restricted stock and 883,039 Long-term Incentive Plan (“LTIP”) units under this plan.

Item 6.	Selected Financial Data
The following table sets forth our selected consolidated financial and operating data on an historical basis. The following table should be read in conjunction with the Financial Statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

	For the year ended December 31,
	2010	2009	2008	2007	2006
	(In thousand, except per share amounts)
Statements of Operations Data:
Rental revenue	$87,803	$79,486	$77,421	$62,611	$52,007
Design-Build contract revenue and other sales	91,256	143,416	253,596	—	—
Total revenues	182,417	229,601	335,362	66,403	54,217

Property operating and management expenses	33,664	31,810	31,065	25,405	19,572
Costs related to design-build contract revenue and other sales	72,001	113,961	214,019	—	—
Selling, general, and administrative expenses	30,411	32,285	30,215	7,365	6,261
Income (loss) from continuing operations before other income (expense), and income tax benefit (expense)	(113,541)	(103,877)	15,184	6,021	(1,359)
Interest expense	(21,994)	(21,711)	(25,017)	(15,818)	(14,046)
Loss from continuing operations	(118,886)	(100,435)	(7,645)	(8,821)	(13,808)
Net loss	(118,616)	(101,962)	(7,857)	(8,994)	(14,034)
Net loss available to Cogdell Spencer Inc. common shareholders	(104,089)	(69,728)	(5,773)	(6,341)	(9,097)

Per Share — basic and diluted:
Declared dividend	$0.40	$0.525	$1.275	$1.40	$1.40
Loss from continuing operations available to Cogdell Spencer Inc. common shareholders	$(2.20)	$(2.10)	$(0.36)	$(0.56)	$(1.16)
Income (loss) from discontinued operations available to Cogdell Spencer Inc. common shareholders	$—	$(0.03)	$(0.01)	$(0.01)	$(0.01)
Net loss per share available to Cogdell Spencer Inc. common shareholders	$(2.20)	$(2.14)	$(0.37)	$(0.57)	$(1.17)

Weighted average shares — basic and diluted	47,456	32,655	15,770	11,056	7,975
Weighted average shares and OP units — basic and diluted	55,206	40,616	24,098	15,637	12,612

Selected Balance Sheet Data (as of the end of the period):
Assets:
Real estate properties, net	$537,393	$511,215	$474,260	$451,284	$348,301
Other assets, net	95,547	241,448	425,830	54,953	44,757

Total assets	$632,940	$752,663	$900,090	$506,237	$393,058

Liabilities and equity:
Mortgages, credit facility, and term debt	$362,303	$410,892	$462,948	$314,314	$259,545
Other liabilities, net	53,117	93,991	154,148	29,667	19,837
Equity	217,520	247,780	282,994	162,256	113,676

Total liabilities and equity	$632,940	$752,663	$900,090	$506,237	$393,058

Cash Flow Data:
Net cash provided by operating activities	$7,496	$45,443	$24,740	$23,796	$15,900
Net cash used in investing activities	$(44,214)	$(54,213)	$(194,277)	$(117,298)	$(103,587)
Net cash provided by financing activities	$23,007	$16	$200,650	$96,055	$78,932

Other Data:
Funds from operations (FFO) (1)	$(91,939)	$(73,897)	$21,380	$18,259	$15,036
Funds from operations modified (FFOM) (1)	$(90,447)	$(71,132)	$29,363	$18,362	$15,089
FFOM, net of non-recurring items and impairments	$28,818	$31,229	$30,675	$18,362	$15,089

(1)
FFO is a supplemental non-GAAP financial measure used by the real estate industry to measure the operating performance of real estate companies. FFOM adds back to traditionally defined FFO non-cash amortization of non-real estate related intangible assets associated with purchase accounting. We present FFO and FFOM because we consider them important supplemental measures of operational performance. We believe FFO is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. We believe that FFOM allows securities analysts, investors and other interested parties to evaluate current period results to results prior to the acquisition of MEA Holdings, Inc. FFO and FFOM are intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO and FFOM excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, they provide performance measures that, when compared year over year, reflect the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing a perspective not immediately apparent from net income. We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (as amended in November 1999 and April 2002), which may differ from the methodology for calculating FFO and FFOM utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. We adjust the NAREIT definition to add back noncontrolling interests in consolidated real estate partnerships before real estate related depreciation and amortization and deduct dividends on preferred stock. Further, FFO and FFOM do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO and FFOM should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our performance, nor are they indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.

The following table presents the reconciliation of FFO and FFOM to net income (loss), which is the most directly comparable GAAP measure to FFO and FFOM (in thousands):

	For the year ended December 31,
	2010	2009	2008	2007	2006
Funds from operations:
Net income (loss)	$(118,616)	$(101,962)	$(7,857)	$(8,994)	$(14,034)
Real estate related depreciation and amortization (1)	29,177	29,114	30,583	27,453	30,188
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(2,031)	(1,049)	(1,346)	(200)	(199)
Gain on sale of real estate properties	(264)	—	—	—	(919)
Dividends on preferred stock	(208)	—	—	—	—

Funds from operations	(91,942)	(73,897)	21,380	18,259	15,036
Amortization of intangibles related to purchase accounting, net of income tax benefit	1,495	2,765	7,983	103	53

Funds from operations modified	$(90,447)	$(71,132)	$29,363	$18,362	$15,089

Non-recurring events and impairments:
Intangible asset impairment charges, net of tax benefit	$104,674	$101,746	$—	$—	$—
Tax valuation allowance	10,553	—	—	—	—
Mr. Spencer’s retirement compensation expense, net of tax benefit	2,545	—	—	—	—
Mr. Cogdell’s retirement compensation expense	1,493	—	—	—	—
Gain on settlement from MEA Holdings, Inc. transaction	—	(4,905)	—	—	—
Impairment of real estate property held for sale	—	1,359	—	—	—
Strategic planning professional fees	—	2,641	—	—	—
Debt extinguishment and interest rate derivative expense, net of tax benefit	—	1,520	—	—	—
Restructuring and severance charges, net of tax benefit	—	—	1,312	—	—

Impact of non-recurring events	$119,265	$102,361	$1,312	$—	$—

FFOM, excluding non-recurring events and impairments	$28,818	$31,229	$30,675	$18,362	$15,089

(1)
Real estate depreciation and amortization consists of depreciation and amortization from wholly-owned real estate properties and our share of real estate depreciation and amortization from consolidated and unconsolidated real estate partnerships.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Cogdell Spencer Inc. Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Annual Report on Form 10-K entitled “Statements Regarding Forward-Looking Information.” Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the section in this Annual Report on Form 10-K entitled “Risk Factors.”
Overview
We are a fully-integrated, self-administered, and self-managed REIT that invests in healthcare facilities, including medical offices and ambulatory surgery and diagnostic centers. We focus on the ownership, delivery, acquisition, and management of strategically located healthcare facilities in the United States of America. We have been built around understanding and addressing the specialized real estate needs of the healthcare industry and providing services from strategic planning to long-term property ownership and management. Integrated delivery service offerings include strategic planning, design, construction, development and project management services for properties owned by us or by third parties.
We are building a national portfolio of healthcare properties primarily located on hospital campuses. Since our initial public offering in 2005, we have grown through acquisitions and facility development to encompass a national footprint, including six regional offices located throughout the United States (Atlanta, Charlotte, Dallas, Denver, Madison, Seattle, and Washington, D.C.) and 27 property management offices. Client relationships and advance planning services give us the ability to be included in the initial project discussions that can lead to ownership and investment in healthcare properties.
In 2010, we completed construction on three wholly-owned medical office buildings located in Tennessee, Minnesota, and Mississippi for a combined total of $50.7 million and approximately 217,000 net rentable square feet. For the Minnesota and Mississippi projects, we provided both development and design-build (architectural, engineering, and construction) services. We also acquired an outpatient surgery center in South Carolina for $16.6 million as a result of a client relationship. This 72,491 net rentable square foot facility is located on campus and is 100% leased by the hospital. At December 31,2010, we had two investment projects under construction totaling approximately 136,000 net rentable square feet with a total estimated investment of approximately $42.4 million. Both projects have an estimated second half of 2011 completion date.
As of December 31, 2010, we owned and/or managed 113 medical office buildings and healthcare related facilities, totaling 5.9 million net rentable square feet. Our portfolio consists of:
•	65 consolidated wholly-owned and joint venture properties, comprising a total of approximately 3.6 million net rentable square feet, 90.6% leased;

•
one wholly-owned property in the lease-up phase, comprising approximately 0.1 million net rentable square feet, 75% leased and income producing with the remaining 25% leased and under construction for a third quarter 2011 scheduled date of occupancy;

•	three unconsolidated joint venture properties comprising a total of approximately 0.2 million net rentable square feet; and

•	44 properties managed for third party clients comprising a total of approximately 2.0 million net rentable square feet.
At December 31, 2010, 77.4% of our wholly-owned properties were located on hospital campuses and an additional 9.8% were located off-campus, but were hospital anchored. We believe that our on-campus and hospital anchored assets occupy a premier franchise location in relation to local hospitals, providing our properties with a distinct competitive advantage over alternative medical office space in an area. As of December 31, 2010, our 65 in-service, consolidated wholly-owned and joint venture properties were approximately 90.6% occupied, with a weighted average remaining lease term of approximately 5.4 years.

We derive the majority of our revenues from two main sources: 1) rents received from tenants under leases in healthcare facilities, and 2) revenue earned from design-build construction contracts and development contracts. To a lesser degree, we have revenue from consulting and property management agreements.
We expect that rental revenue will remain stable due to multi-year, non-cancellable leases with annual rental increases based on the Consumer Price Index (“CPI”). We have been able to maintain a high occupancy rate for our in-service, consolidated wholly-owned and joint venture properties, due to our focus on customer relationships. During 2010, we renewed 84.2% of lease expirations. Generally, our property operating revenues and expenses have remained consistent over time except for growth due to property developments and property acquisitions.
The demand for our design-build and development services has been, and will likely continue to be, cyclical in nature. Financial results can be affected by the amount and timing of capital spending by healthcare systems and providers, the demand for design-build and development’s services in the healthcare facilities market, the availability of construction level financing, and weather at the construction sites. In periods of adverse economic conditions, our design-build and development customers may be unwilling or unable to make capital expenditures and they may be unable to obtain debt or equity financings for projects. As a result, customers may defer projects to a later date, which could reduce our revenues.
We review the value of goodwill and intangible assets on an annual basis and when circumstances indicate a potential impairment may exist. In 2010, we recorded an impairment charge to goodwill of $85.8 million ($79.4 million after taxes). We also recorded impairment charges of $41.2 million ($25.2 million after taxes) related to trade names and trademarks. These are non-cash charges. We reviewed our position in the healthcare construction market place and our business development strategy. Based on our review of industry data, it was noted that our Design-Build and Development segment had lost market share in each of the last two years. As a result, we lowered our expected future Design-Build and Development cash flows, which lowered the valuation of the reporting unit and caused the impairment charges. See Note 8 in the accompanying Notes to Consolidated Financial Statements in this Form 10-K.
In September 2010, our Board of Directors appointed Raymond Braun to serve as our Chief Executive Officer and President. Our former Chief Executive Officer, Frank Spencer, had announced his retirement in May 2010 and ended his full time leadership position as Chief Executive Officer and President in September 2010. Also, in September 2010, Scott Ransom transitioned from President and Chief Executive Officer of Erdman Company, our design-build subsidiary, to Senior Advisor to Erdman Company. James Cogdell will be retiring from the Board of Directors in May 2011 and retire from Cogdell Spencer in November 2011.
In December 2010, we repaid the $50.0 million senior secured term loan, which was due to mature in March 2011, using proceeds from the issuance of 8.500% Series A Cumulative Redeemable Perpetual Preferred Stock.
Critical Accounting Estimates
Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared on the accrual basis of accounting in conformity with generally accepted accounting principles (“GAAP”). All significant intercompany balances and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses in the reporting period. Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 2 in the accompanying Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Critical accounting policies are those judged to involve accounting estimates or assumptions that may be material due to the levels of subjectivity and judgment necessary to account for uncertain matters or susceptibility of such matters to change. Other companies in similar businesses may utilize different estimation policies and methodologies, which may impact the comparability of our results of operations and financial condition to those companies.

Acquisition of Real Estate
The price we pay to acquire a property is impacted by many factors, including the condition of the buildings and improvements, the occupancy of the building, the existence of above and below market tenant leases, the creditworthiness of the tenants, favorable or unfavorable financing, above or below market ground leases and numerous other factors. Accordingly, we are required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on our estimate of the fair values of such assets and liabilities. This includes determining the value of the buildings and improvements, land, any ground leases, tenant improvements, in-place tenant leases, tenant relationships, the value (or negative value) of above (or below) market leases and any debt assumed from the seller or loans made by the seller to us. Each of these estimates requires significant judgment and some of the estimates involve complex calculations. Our calculation methodology is summarized in Note 2 in the accompanying Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. These allocation assessments have a direct impact on our results of operations because if we were to allocate more value to land there would be no depreciation with respect to such amount or if we were to allocate more value to the buildings as opposed to allocating to the value of tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the terms of the leases. Additionally, the amortization of value (or negative value) assigned to above (or below) market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place leases and tenant relationships, which is included in depreciation and amortization in our consolidated statements of operations.
Useful Lives of Assets
We are required to make subjective assessments as to the useful lives of our properties and intangible assets for purposes of determining the amount of depreciation and amortization to record on an annual basis with respect to our assets. These assessments have a direct impact on our net income (loss) because if we were to shorten the expected useful lives, then we would depreciate or amortize such assets over fewer years, resulting in more depreciation or amortization expense on an annual basis.
Asset Impairment Valuation
We review the carrying value of our properties, investments in real estate partnerships, and amortizing intangible assets annually and when circumstances, such as adverse market conditions, indicate that a potential impairment may exist. We base our review on an estimate of the future cash flows (excluding interest charges) expected to result from the asset’s use and potential eventual disposition. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our evaluation indicates that we may be unable to recover the carrying value of an investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the asset. These losses have a direct impact on our net income (loss) because recording an impairment loss results in an immediate negative adjustment to operating results. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future sales, backlog, occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Because cash flows on properties considered to be long-lived assets to be held and used are considered on an undiscounted basis to determine whether an asset has been impaired, our strategy of holding properties over the long-term directly decreases the likelihood of recording an impairment loss for properties. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If we determine that impairment has occurred, the affected assets must be reduced to their fair value. We estimate the fair value of rental properties utilizing a discounted cash flow analysis that includes projections of future revenues, expenses and capital improvement costs, similar to the income approach that is commonly utilized by appraisers.
We review the value of goodwill using an income approach and market approach on an annual basis and when circumstances indicate a potential impairment may exist. Our methodology to review goodwill impairment, which includes a significant amount of judgment and estimates, provides a reasonable basis to determine whether impairment has occurred. However, many of the factors employed in determining whether or not goodwill is impaired are outside of our control and it is likely that assumptions and estimates will change in future periods. These changes can result in future impairments which could be material.

The goodwill impairment review involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. Fair value is estimated by utilizing two approaches, an income approach and a market approach. The income approach uses the reporting unit’s projected operating results and discounted cash flows using a weighted-average cost of capital that reflects current market conditions. The cash flow projections use estimates of economic and market information over the projection period, including growth rates in revenues and costs and estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures, and changes in future working capital requirements. The market approach estimates fair value by applying cash flow multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and profitability characteristics. Additionally, we reconcile the total of the estimated fair values of all our reporting units to our market capitalization to determine if the sum of the individual fair values is reasonable compared to the external market indicators.
If the carrying value of the reporting unit is higher than its fair value, then an indication of impairment may exist and a second step must be performed to measure the amount of impairment. The amount of impairment is determined by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of the goodwill calculated in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill, then an impairment charge for the difference is recorded. For non-amortizing intangible assets, we estimate fair value by applying an estimated market royalty rate to projected revenues and discount using a weighted-average cost of capital that reflects current market conditions.
If market and economic conditions deteriorate and cause (1) declines in our stock price, (2) increases in the estimated weighted-average cost of capital, (3) changes in cash flow multiples or projections, or (4) changes in other inputs to goodwill assessment estimates, then a goodwill impairment review may be required prior to our next annual test. It is reasonably possible that changes in the numerous variables associated with the judgments, assumptions, and estimates could cause the goodwill or non-amortizing intangible assets to become impaired. If goodwill or non-amortizing intangible assets are impaired, we are required to record a non-cash charge that could have a material adverse affect on our consolidated financial statements.
Revenue Recognition
Rental income related to non-cancelable operating leases is recognized using the straight line method over the terms of the tenant leases. Deferred rents included in our consolidated balance sheets represent the aggregate excess of rental revenue recognized on a straight line basis over the rental revenue that would be recognized under the cash flow received, based on the terms of the leases. Our leases generally contain provisions under which the tenants reimburse us for all property operating expenses and real estate taxes we incur. Such reimbursements are recognized in the period that the expenses are incurred. Lease termination fees are recognized when the related leases are canceled and we have no continuing obligation to provide services to such former tenants. We recognize amortization of the value of acquired above or below market tenant leases as a reduction of rental income in the case of above market leases or an increase to rental revenue in the case of below market leases.
For design-build contracts, we recognize revenue under the percentage of completion method. Due to the volume, varying complexity, and other factors related to our design-build contracts, the estimates required to determine percentage of completion are complex and use subjective judgments. Changes in labor costs and material inputs can have a significant impact on the percentage of completion calculations. We have a long history of developing reasonable and dependable estimates related to design-build contracts with clear requirements and rights of the parties to the contracts. As long-term design-build projects extend over one or more years, revisions in cost and estimated earnings during the course of the work are reflected in the accounting period in which the facts which require the revision become known. At the time a loss on a design-build project becomes known, the entire amount of the estimated ultimate loss is recognized in our consolidated financial statements.

We receive fees for property management and development and consulting services from time to time from third parties which are reflected as fee revenue. Management fees are generally based on a percentage of revenues for the month as defined in the related property management agreements. Revenue from development and consulting agreements is recognized as earned per the agreements. Due to the amount of control we retain, most joint venture developments will be consolidated; therefore, those development fees will be eliminated in consolidation.
Other income shown in the statement of operations generally includes interest income, primarily from the amortization of unearned income on a sales-type capital lease recognized in accordance with GAAP, and other income incidental to our operations and is recognized when earned.
We must make subjective estimates as to when our revenue is earned and the collectibility of our accounts receivable related to design-build contracts and other sales, deferred rent, expense reimbursements, lease termination fees and other income. We specifically analyze accounts receivable and historical bad debts, tenant and customer concentrations, tenant and customer creditworthiness, and current economic trends when evaluating the adequacy of the allowance for bad debts. These estimates have a direct impact on our net income because a higher bad debt allowance would result in lower net income, and recognizing rental revenue as earned in one period versus another would result in higher or lower net income for a particular period.
Income Taxes
We use certain assumptions and estimates in determining income taxes payable or refundable, deferred income tax liabilities and assets for events recognized differently in our consolidated financial statements and income tax returns, and income tax expense. Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations. We exercise considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets. These judgments and estimates are re-evaluated on a continual basis as regulatory and business factors change.
Tax returns submitted by us or the income tax reported on the consolidated financial statements may be subject to adjustment by either adverse rulings by the U.S. Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service (“IRS”). We are subject to potential adverse adjustments, including but not limited to: an increase in the statutory federal or state income tax rates, the permanent nondeductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets.
We will only include the current and deferred tax impact of our tax positions in the financial statements when it is more likely than not (likelihood of greater than 50%) that such positions will be sustained by taxing authorities, with full knowledge of relevant information, based on the technical merits of the tax position. While we support our tax positions by unambiguous tax law, prior experience with the taxing authority, and analysis that considers all relevant facts, circumstances and regulations, we must still rely on assumptions and estimates to determine the overall likelihood of success and proper quantification of a given tax position.
We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified.

REIT Qualification Requirements
We are subject to a number of operational and organizational requirements to qualify and then maintain qualification as a REIT. If we do not qualify as a REIT, our income would become subject to U.S. federal, state and local income taxes at regular corporate rates which could be substantial and we could not re-elect to qualify as a REIT for four taxable years following the year we failed to quality as a REIT. The resulting adverse effects on our results of operations, liquidity and amounts distributable to stockholders may be material.
Changes in Financial Condition
In May 2010, we issued approximately 7.1 million shares of common stock, resulting in net proceeds of approximately $47.6 million. The net proceeds were used to reduce borrowings under the secured revolving credit facility (the “Credit Facility”), to fund build to suit development projects, and for working capital and other general corporate purposes.
In December 2010, we issued approximately 2.6 million shares of 8.500% Series A Cumulative Redeemable Perpetual Preferred Stock, resulting in net proceeds of approximately $62.6 million. The net proceeds were used to repay the $50.0 million outstanding balance under a senior secured term loan (the “Term Loan”), to reduce borrowings under the Credit Facility, to fund build to suit development projects, and for working capital and other general corporate purposes.
Total assets decreased from $752.7 million to $632.9 million from December 31, 2009 to December 31, 2010, primarily due to goodwill and intangible assets impairment charges. For additional information, see Note 8 in the accompanying Notes to Consolidated Financial Statements in this Form 10-K.
Results of Operations
Our income (loss) from operations is generated primarily from operations of our properties and design-build services and to a lesser degree from consulting and property management agreements. The changes in operating results from period to period reflect changes in existing property performance, changes in the number of properties due to development, acquisition, or disposition of properties, and the operating results of the Design-Build and Development segment. For the year ended December 31, 2010, a significant proportion of our loss from operations is due to the $104.6 million, net of tax, non-cash impairment charge discussed previously in the “Overview” section.
Business Segments
We have two identified reportable segments: (1) Property Operations and (2) Design-Build and Development. We define business segments by their distinct customer base and service provided. While we operate as a single entity, we produce discrete financial information for each segment, which is reviewed by the chief operating decision maker to make resource allocation decisions and assess performance. Property Operations includes real estate investment and rental activities as well as properly management for third parties. Design-Build and Development includes design-build construction activities as well as development and consulting activities. For additional information, see Note 6 in the accompanying Notes to Consolidated Financial Statements in the Form 10-K.

Property Summary
The following is an activity summary of our property portfolio (excluding unconsolidated real estate partnerships) for the years ended December 31, 2010 and 2009:

	2010	2009
Properties at January 1	62	62
Acquisitions	1	—
Developments	3	1
Discontinued operations held for sale	—	(1)

Properties at December 31	66	62

The above table includes East Jefferson MRI, which is accounted for as a sales-type capital lease.
A property is considered “in-service” upon the earlier of (1) lease-up and substantial completion of tenant improvements, or (2) one year after cessation of major construction. For portfolio and operational data, a single in-service date is used. For GAAP reporting, a property is placed into service in stages as construction is completed and the property and tenant space is available for its intended use. We had one property, Medical Center Physicians Tower located in Jackson, Tennessee, in lease-up at December 31, 2010.
Year ended December 31, 2010 compared to the year ended December 31, 2009
Funds from Operations Modified (“FFOM”)
For the year ended December 31, 2010, FFOM, excluding non-recurring events and impairment charges, decreased $1.2 million, or 3.9%, compared to the same period in the prior year. The $1.2 million decrease is due to decreased Design-Build and Development FFOM, offset by increased Property Operations FFOM, decreased corporate general and administrative expenses, and increased income tax benefit applicable to FFOM.
The following is a summary of FFOM for the year ended December 31, 2010 and 2009 (in thousands):

	2010	2009
FFOM attributable to:
Property operations, excluding impairment charges	$56,054	$50,729
Design-Build and development, excluding impairment charges	3,930	19,297
Intersegment eliminations	(2,896)	(7,751)
Unallocated and other, excluding non-recurring events	(28,270)	(31,046)

FFOM, excluding non-recurring events and impairment charges	28,818	31,229
Non-recurring events and impairment charges:
Goodwill and intangible asset impairment charges, net of tax benefit	(104,674)	(101,746)
Deferred tax asset valuation allowance	(10,553)	—
Mr. Spencer’s retirement compensation expense, net of tax benefit	(2,545)	—
Mr. Cogdell’s retirement compensation expense	(1,493)	—
Gain on settlement from MEA Holdings, Inc. transaction	—	4,905
Strategic planning professional fees	—	(2,641)
Debt extinguishment and interest rate derivative expense, net of income tax benefit	—	(1,520)
Impairment of real estate property held for sale	—	(1,359)

FFOM	$(90,447)	$(71,132)

See Note 6 in the accompanying Notes to Consolidated Financial Statements in this Form 10-K for business segment information and management’s use of FFO and FFOM to evaluate operating performance. The following table presents the reconciliation of FFO and FFOM to net loss, which is the most directly comparable GAAP measure to FFO and FFOM, for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009

Net loss	$(118,616)	$(101,962)
Add:
Real estate related depreciation and amortization:
Wholly-owned and consolidated properties, including amounts in discontinued operations	29,164	29,102
Unconsolidated real estate partnerships	13	12
Less:
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(2,031)	(1,049)
Gain on sale of real estate property	(264)	—
Dividends on preferred stock	(208)	—

Funds from Operations (FFO)	(91,942)	(73,897)
Amortization of intangibles related to purchase accounting, net of income tax benefit	1,495	2,765

Funds from Operations Modified (FFOM)	$(90,447)	$(71,132)

FFOM attributable to Property Operations, net of intersegment eliminations
The following is a summary of FFOM attributable to the Property Operations segment, net of intersegment eliminations, for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Rental revenue, net of intersegment eliminations of $92 in 2010 and 2009	$87,803	$79,486
Property management and other fee revenue	3,212	3,336
Property operating and management expenses	(33,664)	(31,810)
Interest and other income	607	541
Earnings (loss) from unconsolidated real estate partnerships, before real estate related depreciation and amortization	26	27
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(2,031)	(1,049)
Income from discontinued operations, before real estate related depreciation and amortization and gain on sale	9	(1,253)

FFOM, net of intersegment eliminations	55,962	49,278
Intersegment eliminations	92	92

FFOM	$56,054	$49,370

See Note 6 in the accompanying Notes to Consolidated Financial Statements in this Form 10-K for a reconciliation of above segment FFOM to net income (loss).
For the year ended December 31, 2010, FFOM attributable to Property Operations, net of intersegment eliminations, increased $6.7 million, or 13.6%, compared to the same period last year. The increase in rental revenue is primarily due to the addition of four properties, the Woodlands Center for Specialized Medicine property (a consolidated real estate partnership) which began operations in December 2009, Medical Center Physicians Tower which began operations in February 2010, University Physicians — Grants Ferry medical office building which began operations in June 2010, and HealthPartners Medical & Dental Clinics medical office building which began operations in June 2010, as well as increases in rental rates associated with CPI increases and reimbursable expenses. The increase in property operating and management expenses and the increase in noncontrolling interests in real estate partnerships before real estate related depreciation and amortization are primarily due to the addition of the properties previously mentioned.

FFOM attributable to Design-Build and Development, net of intersegment eliminations
The following is a summary of FFOM attributable to the Design-Build and Development segment, net of intersegment eliminations, for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Design-Build contract revenue and other sales, net of intersegment eliminations of $22,741 in 2010 and $32,708 in 2009	$91,256	$143,416
Development management and other income, net of intersegment eliminations of $5,715 in 2010 and $3,387 in 2009	146	3,363
Design-Build contract and development management expenses, net of intersegment eliminations of $25,560 in 2010 and $28,344 in 2009	(72,001)	(113,961)
Selling, general, and administrative expenses, net of intersegment eliminations of $92 in 2010 and 2009	(17,281)	(20,449)
Interest and other income	3	48
Depreciation and amortization	(997)	(779)

FFOM, excluding impairment charge, net of intersegment eliminations	1,126	11,638
Goodwill and intangible asset impairment charges	(127,041)	(120,920)

FFOM, net of intersegment eliminations	(125,915)	(109,282)
Intersegment eliminations	2,804	7,659

FFOM	$(123,111)	$(101,623)

See Note 6 in the accompanying Notes to Consolidated Financial Statements in this Form 10-K for a reconciliation of above segment FFOM to net income (loss).
For the year ended December 31, 2010, FFOM, excluding impairment charges, attributable to the Design-Build and Development segment, net of intersegment eliminations, decreased $10.5 million, or 90.3%, compared to the same period last year. The decrease is due to fewer active revenue generating third-party design-build construction projects and lower gross margin percentages.
Design-Build contract revenue and other sales plus development management and other income, all net of intersegment eliminations (“Design-Build Revenues”) decreased $55.4 million, or 37.7%, for the year ended December 31, 2010 compared to the same period last year. This decrease is due to a lower volume of activity as the number of active revenue generating design-build construction projects has decreased from 18 at December 31, 2009 to nine at December 31, 2010. The decreased activity is due to the current economic environment, general uncertainty regarding government health care reform implementation and government payor reimbursement rates, clients’ difficulty in obtaining financing, and decreased our market share. Unless we add new revenue generating design-build construction projects for third parties, the number of revenue generating design-build construction projects will decline further as existing projects are completed. We are actively pursuing a number of new project opportunities for third parties and are starting to see some pick-up in requests for proposals and client advance planning opportunities but there is no assurance that any of these opportunities will result in new engagements for us.
Gross margin percentage (design-build and development revenues less design-build contract and development management expenses and as a percent of revenues) decreased from 22.4% for the year ended December 31, 2009 to 21.2% for the year ended December 31, 2010. This decrease is primarily due costs being absorbed by fewer projects due to the lower volume of active projects in 2010 compared to 2009. Gross margin percentage may continue to decrease in 2011 should revenue continue to decrease and fixed costs account for a larger portion of the cost of sales.
Selling, general, and administrative expenses attributable to the Design-Build and Development segment decreased $3.2 million, or 15.5%, for the year ended December 31, 2010 compared to the same period last year. This decrease is primarily due to an allowance for uncollectible accounts that was recorded in the third quarter of 2009 related to a client project that lost financing during construction and no such allowance was recorded for the year ended December 31, 2010.

Selling, general, and administrative
For the year ended December 31, 2010, selling, general, and administrative expenses increased $1.9 million, or 5.8%, as compared to the same period last year. Excluding the changes attributable to the Design-Build and Development segment, which are discussed above, selling, general and administrative expenses increased $1.3 million primarily due to compensation related payments and expenses made to Mr. Cogdell, our founder as well as a member of senior management, and Mr. Spencer, our former Chief Executive Officer, offset by a decrease in professional fees related to an exploration of strategic alternatives.
During 2010, we incurred a $2.5 million charge, net of tax benefit, related to the retirement of Mr. Spencer and a $1.5 million charge related to the retirement of Mr. Cogdell in accordance with their employment agreements.
During 2009, we explored a range of strategic alternatives that included: an assessment of potential change of control transactions; asset dispositions and acquisitions; business and portfolio combinations; debt financings and refinancings. For the year ended December 31, 2009, the selling, general and administrative expense associated with this exercise totaled approximately $2.6 million and included fees for consultants, accountants, attorneys, and other service providers. There were no such expenses in 2010.
Depreciation and amortization
For the year ended December 31, 2010, depreciation and amortization expenses decreased $1.7 million, or 4.8%, as compared to the same period last year. The decrease is primarily due to a decrease in amortization of intangible assets due to lower carrying values resulting from the impairment recorded in the first quarter of 2009 offset by the addition of four properties, the Woodlands Center for Specialized Medicine property (a consolidated real estate partnership) which began operations in December 2009, Medical Center Physicians Tower which began operations in February 2010, University Physicians — Grants Ferry medical office building which began operations in June 2010, and HealthPartners Medical & Dental Clinics medical office building which began operations in June 2010.
Impairment charges
We performed an interim impairment review of goodwill and intangible assets related to the Design-Build and Development business segment as of June 30, 2010, and an annual review as of December 31, 2010. For the year ended December 31, 2010, we recorded an impairment charge to goodwill of $85.8 million ($79.4 million after taxes) and we also recorded impairment charges of $41.2 million ($25.2 million after taxes) related to trade names and trademarks. These are non-cash charges. We reviewed our position in the healthcare construction market place and our business development strategy. Based on our review of industry data, it was noted that our Design-Build and Development segment had lost market share in each of the last two years. As a result, we lowered our expected future Design-Build and Development cash flows, which lowered the valuation of the reporting unit and caused the impairment charges. Due to decreases in market share, changes in our brand name, and decreased emphasis on branding, we have valued our acquired trade names and trademarks at zero as of December 31, 2010. We also evaluated our amortizing intangible assets and concluded no impairment existed for those assets.
An interim review of the Design-Build and Development’s intangible assets was also performed on March 31, 2009, due to a decline in our stock price, a decline in the cash flow multiples for comparable public engineering and construction companies, and changes in the cash flow projections for the Design-Build and Development business segment resulting from a decline in backlog and delays and cancellations of client building projects. As a result of the March 31, 2009, review, we recorded, during the three months ended March 31, 2009, an impairment charge to goodwill of $71.8 million. We also recorded impairment charges of $34.7 million ($21.2 million after taxes) related to trade names and trademarks and $14.4 million ($8.8 million after taxes) related to the amortizing intangibles of proposals and customer relationships. These are non-cash charges.
Interest expense
For the year ended December 31, 2010, interest expense increased $0.3 million, or 1.3%, as compared to the same period last year. This increase is primarily due to interest on mortgage notes payable for properties that became operational December 2009, February 2010, and June 2010 offset by lower debt balances as we used a portion of the proceeds from the June 2009, May 2010, and December 2010 equity offerings to repay debt.

Income tax benefit (expense)
For the year ended December 31, 2010, income tax benefit decreased $5.8 million, or 26.1%, as compared to the same period last year. This decrease was primarily due to the $10.5 million deferred tax asset valuation allowance recorded in 2010 compared to no valuation allowance recorded in 2009. This decrease was offset by a pre-tax loss that was greater in 2010 compared to 2009, resulting in an income tax benefit that was $6.7 million greater in 2010 compared to 2009.
Cash Flows
Cash provided by operating activities decreased $37.9 million, or 83.5%, for the year ended December 31, 2010, as compared to the same period last year, and is summarized below (in thousands):

	2010	2009
Net loss plus non-cash adjustments	$25,193	$37,599
Changes in operating assets and liabilities	(17,697)	7,844

Net cash provided by operating activities	$7,496	$45,443

The net loss plus non-cash adjustments decreased $12.4 million, or 33.0%, for the year ended December 31, 2010, as compared to the same period last year. This decrease is primarily due to increased net loss after non-cash adjustments for the Design-Build and Development segment offset by increased net income after non-cash adjustments for the Property Operations segment. The changes in operating assets and liabilities decreased $25.5 million for the year ended December 31, 2010, as compared to the same period last year. This decrease is primarily due to a decrease in design-build billings in excess of costs and estimated earnings on uncompleted contracts, which decreases cash provided by operations. Due to the decrease in the number of active design-build projects and the timing of the current projects, there was a significant decrease in billings in excess of costs and estimated earnings on uncompleted projects.
Cash used in investing activities decreased $10.0 million, or 18.4%, for the year ended December 31, 2010, as compared to the same period last year. The decrease resulted from us having fewer development projects under construction in 2010 compared to 2009. The increase in restricted cash is related to funds that we deposited with our construction lender for the Puyallup, Washington project as well as funds deposited in relation to other development projects. The Puyallup, Washington funds will be drawn down at the beginning of construction and then we will draw from the construction loan. We received cash proceeds from the sale of Harbison Medical Office Building in the second quarter of 2010. See Note 6 in the accompanying Notes to Consolidated Financial Statements in this Form 10-K.
Investment in real estate properties consisted of the following for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Development, redevelopment, and acquisitions	$38,841	$49,007
Second generation tenant improvements	2,977	3,932
Recurring property capital expenditures	1,096	1,633

Investment in real estate properties	$42,914	$54,572

Investments in development, redevelopment, and acquisitions decreased from 2009 to 2010 due to one fewer project under construction.
Cash provided by financing activities increased by $23.0 million for the year ended December 31, 2010, as compared to same period last year. The change is primarily due to an increase of equity net proceeds of $33.7 million offset by a decrease in mortgage and Credit Facility proceeds of $14.0 million.

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

	2009	2008
FFOM attributable to:
Property operations, excluding impairment charges	$50,729	$49,212
Design-Build and development, excluding non-recurring event and impairment charges	19,297	21,420
Intersegment eliminations	(7,751)	(627)
Unallocated and other, excluding non-recurring events	(31,046)	(39,370)

FFOM, excluding non-recurring events and impairment charges	31,229	30,635
Non-recurring events and impairment charges:
Gain on settlement from MEA Holdings, Inc. transaction	4,905	—
Goodwill and intangible asset impairment charges, net of tax benefit	(101,746)	—
Strategic planning professional fees	(2,641)	—
Debt extinguishment and interest rate derivative expense, net of income tax benefit	(1,520)	—
Impairment of real estate property held for sale	(1,359)	—
Restructuring and severance charges, net of tax benefit	—	(1,312)

FFOM	$(71,132)	$29,323

See Note 6 in the accompanying Notes to Consolidated Financial Statements in this Form 10-K for business segment information and management’s use of FFO and FFOM to evaluate operating performance. The following table presents the reconciliation of FFO and FFOM to net income (loss), which is the most directly comparable GAAP measure to FFO and FFOM, for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008

Net loss	$(101,962)	$(7,857)
Add:
Real estate related depreciation and amortization:
Wholly-owned and consolidated properties, including amounts in discontinued operations	29,102	30,570
Unconsolidated real estate partnerships	12	13
Less:
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(1,049)	(1,346)
Gain on sale of real estate property	—	—

Funds from Operations (FFO)	(73,897)	21,380
Amortization of intangibles related to purchase accounting, net of income tax benefit	2,765	7,983

Funds from Operations Modified (FFOM)	$(71,132)	$29,363

FFOM attributable to Property Operations, net of intersegment eliminations
The following is a summary of FFOM attributable to property operations, net of intersegment eliminations, for the year ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Rental revenue, net of intersegment eliminations of $92 in 2009 and $43 in 2008	$79,486	$77,421
Property management and other fee revenue	3,336	3,460
Property operating and management expenses	(31,810)	(31,065)
Interest and other income	541	597
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	27	35
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(1,049)	(1,346)
Income from discontinued operations, before real estate related depreciation and amortization and gain on sale	(1,253)	67

FFOM, net of intersegment eliminations	49,278	49,169
Intersegment eliminations	92	43

FFOM	$49,370	$49,212

See Note 6 in the accompanying Notes to Consolidated Financial Statements in this Form 10-K for a reconciliation of above segment FFOM to net income (loss).
For the year ended December 31, 2009, FFOM, net of intersegment eliminations, attributable to property operations increased $0.1 million, or 0.2%, compared to the same period in the prior year. The increase in rental revenue and property operating and management expenses is primarily due to the addition of the Alamance Regional Mebane Outpatient Center property, which began operations in June 2008. Rental revenue also increased due to rental rates associated with CPI increases and reimbursable expenses. These increases were offset by a decrease in occupancy from 2008 to 2009. The decrease in discontinued operations and impairment of real estate property, before real estate related depreciation and amortization, is due to recording a non-cash impairment charge of $1.4 million in order to reduce the carrying value of the Harbison Medical Officer Building (formerly known as Baptist Northwest) real estate property to its estimated net sale proceeds.
FFOM attributable to Design-Build and Development, net of intersegment eliminations
The Design-Build and Development segment includes MEA Holdings, Inc., which we acquired in March 2008, and results for the years ended December 31, 2009 and 2008, reflect twelve and ten months, respectively, of operating activity related to the subsidiary, reflecting operations from the acquisition date to December 31, 2008. The following is a summary of FFOM attributable to Design-Build and Development, net of intersegment eliminations, for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Design-Build contract revenue and other sales, net of intersegment eliminations of $32,708 in 2009 and $4,536 in 2008	$143,416	$253,596
Development management and other income, net of intersegment eliminations of $3,387 in 2009 and $803 in 2008	3,363	885
Design-Build contract and development management expenses, net of intersegment eliminations of $28,344 in 2009 and $4,712 in 2008	(113,961)	(214,019)
Selling, general, and administrative expenses, net of intersegment eliminations of $92 in 2009 and $43 in 2008	(20,449)	(20,184)
Interest and other income	48	149
Depreciation and amortization	(779)	(1,129)

FFOM, excluding impairment charge, net of intersegment eliminations	11,638	19,298
Goodwill and intangible asset impairment charges	(120,920)	—

FFOM, net of intersegment eliminations	(109,282)	19,298
Intersegment eliminations	7,659	627

FFOM	$(101,623)	$19,925

See Note 6 in the accompanying Notes to Consolidated Financial Statements in this Form 10-K for a reconciliation of above segment FFOM to net income (loss).
For the year ended December 31, 2009, FFOM, excluding impairment charge, attributable to Design-Build and Development, net of intersegment eliminations, decreased $7.8 million, or 40.2%, compared to the same period in the prior year. Further, there were twelve months of activity in 2009 compared to ten months of activity in 2008 due to the acquisition of MEA Holdings, Inc. in March 2008. Comparing full year 2009 FFOM to full year 2008 FFOM, there was a larger decrease in FFOM due to a decrease in the volume of project activity.

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
Development management and other income increased $2.5 million, or 280.0%, from 2008 to 2009. The increase is due to three active third party development engagements during 2009 compared to two engagements in 2008. One of the development engagements, which accounted for $2.0 million of the increase, relates to the St. Luke’s Riverside engagement in Bethlehem, Pennsylvania. This was a three building engagement project, of which we were to wholly-own or partially-own one of the three buildings. Due to changes in the scope, size, and timing of the project, we no longer intend to invest in the building under the original terms. In accordance with the development agreement, the hospital system client paid for all reimbursable projects costs and for development services performed by us.
Selling, general, and administrative expenses attributable to the Design-Build and Development segment increased $0.4 million, or 1.8%, from 2008 to 2009. The increase is primarily due to a $2.6 million increase in the allowance for doubtful accounts, of which $2.2 million related to one customer. The increase is also due to two additional months of costs in 2009 as compared to 2008 because the MEA Holdings, Inc. acquisition occurred in March 2008. These increases were offset by fewer employees in 2009 as compared to 2008 due to reductions in force that occurred in December 2008 and May 2009, a $1.5 million expense in 2008 resulting from restructuring and severance charges, and a reduction of incentive compensation in 2009 due to the decreased profitability related to the business segment.
Selling, general, and administrative
For the year ended December 31, 2009, selling, general, and administrative expenses increased $2.1 million, or 6.9%, as compared to the same period in the prior year. Excluding the increase attributable to the Design-Build and Development segment, which is discussed above, selling, general and administrative increased $1.7 million due to several factors including non-recurring costs for consultants, accountants, attorneys, and other service providers associated with our exploration of a range of strategic alternatives as well as increased costs associated with a marketing campaign. These costs were offset by a reduction of incentive compensation due to decreased profitability.
Depreciation and amortization
For the year ended December 31, 2009, depreciation and amortization expenses decreased $10.4 million, or 23.1%, as compared to the same period in the prior year. The decrease is primarily due to a decrease in intangible amortization due to lower carrying values due to the impairment recorded in the first quarter of 2009, as discussed below. The decrease was also due to a decrease in the amortization of acquired in place lease intangible assets associated with properties acquired in 2005 as they have become fully amortized, offset by two additional months of expense in 2009 as compared to 2008 because the MEA Holdings, Inc. acquisition occurred in March 2008.

Impairment charge
We review the value of goodwill and intangible assets on an annual basis and when circumstances indicate a potential impairment may exist. An interim review of the Design-Build and Development’s intangible assets was performed as of March 31, 2009, due to a decline in our stock price, a decline in the cash flow multiples for comparable public engineering and construction companies, and changes in the cash flow projections for the Design-Build and Development business segment resulting from a decline in backlog and delays and cancellations of client building projects.
As a result of the March 31, 2009 review, we recorded a pre-tax, non-cash impairment charge of $120.9 million and we recognized a non-cash income tax benefit of $19.2 million, resulting in an after-tax impairment charge of $101.7 million. Our goodwill, amortizing and non-amortizing intangible assets, and deferred tax liabilities associated with the Design-Build and Development segment have been reduced from the December 31, 2008 carrying amounts as a result of the impairment charge. There were no subsequent interim reviews and there was no impairment charge recorded as part of the annual review as of December 31, 2009.
There was no such charge in the same period in the prior year.
Gain on settlement from MEA transaction
During the year ended December 31, 2009, the final escrow release related to the MEA Holdings, Inc. transaction occurred. Pursuant to an agreement between us and the MEA Holdings, Inc. Seller Representatives, $5.0 million of the escrow was paid to us in consideration of full and final settlement of certain claims made by us in connection with the MEA Holdings, Inc. transaction. We recorded other income of $4.9 million related to this settlement. We also received cash of $2.9 million and OP units valued at $2.0 million were not issued.
There was no such income in the same period in the prior year.
Interest expense
For the year ended December 31, 2009, interest expense decreased $3.3 million, or 13.2%, as compared to the same period in the prior year. The decrease was due to a decrease in variable interest rates and lower debt balances as we used a majority of the proceeds from our June 2009 and September 2008 equity offerings to repay debt offset by two additional months of interest expense in 2009 compared to 2008 relating to the Term Debt.
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
Impairment of real estate property
For the year ended December 31, 2009, we reclassified the wholly-owned property Harbison Medical Office Building (formerly known as Baptist Northwest) as held for sale discontinued operations. Related to this property, we recorded a non-cash impairment charge of $1.4 million in order to reduce the carrying value of the real estate property to its estimated net sale proceeds.
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

Cash Flows
Cash provided by operating activities increased $20.7 million for the year ended December 31, 2009, as compared to the same period in the prior year, and is summarized below for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Net loss plus non-cash adjustments	$37,599	$32,972
Changes in operating assets and liabilities	7,844	(8,232)

Net cash provided by operating activities	$45,443	$24,740

The net loss plus non-cash adjustments increased $4.6 million, or 14.0%, for the year ended December 31, 2009, as compared to the same period in the prior year. The increase is primarily due to the $2.9 million of cash received due to the gain on settlement from the MEA Holdings, Inc. transaction and a $2.6 million increase in our provision for bad debts. The changes in operating assets and liabilities increased $15.9 million for the year ended December 31, 2009, as compared to the same period in the prior year. The increase is primarily due to 1) a decrease in Design-Build and Development accounts receivable, which increases cash provided by operations and 2) decreased incentive compensation accrued liabilities, which increases cash provided by operations, offset by 1) a decrease in Design-Build and Development billings in excess of costs and estimated earnings on uncompleted contracts, which decreases cash provided by operations and 2) severance costs paid in the first quarter of 2009 compared to no such payments in 2008, which decreases cash provided by operations.
Cash used in investing activities decreased $140.1 million, or 72.1%, for the year ended December 31, 2009, as compared to the same period in the prior year. The decrease is primarily due to the cash paid for the MEA Holdings, Inc. transaction in 2008. The increase in purchases of corporate property, plant, and equipment is primarily due the construction of a steel fabrication facility for the Design-Build and Development segment. We are currently leasing a facility on a month-to-month basis. Investment in real estate properties consisted of the following for the year ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Development, redevelopment, and acquisitions	$49,007	$39,163
Second generation tenant improvements	3,932	3,722
Recurring property capital expenditures	1,633	2,630

Investment in real estate properties	$54,572	$45,515

Cash provided by financing activities decreased $200.6 million, or 100.0%, for the year ended December 31, 2009, as compared to same period in the prior year. The decrease is primarily due to fewer debt and equity proceeds received in 2009 compared to 2008.
Construction in Progress
Construction in progress at December 31, 2010, consisted of the following (dollars in thousands):

		Estimated	Net Rentable		Estimated
		Completion	Square Feet	Investment	Total
Property	Location	Date	(unaudited)	to Date	Investment

Good Sam MOB Investors, LLC	Puyallup, WA	4Q 2011	80,000	$8,906	$24,700
Bonney Lake MOB Investors, LLC (1)	Bonney Lake, WA	3Q 2011	56,000	10,220	17,700
Land and pre-construction developments			—	3,117	—

			136,000	$22,243	$42,400

(1)	We have a 61.7% ownership interest at December 31, 2010.
Liquidity and Capital Resources
In addition to amounts available under the Credit Facility, as of December 31, 2010, we had approximately $12.2 million available in cash and cash equivalents.
We have a $150.0 million secured revolving credit facility with a syndicate of financial institutions. The Credit Facility is available to fund working capital and for other general corporate purposes; to finance acquisition and development activity; and to refinance existing and future indebtedness. The Credit Facility permits us to borrow, subject to borrowing base availability, up to $150.0 million of revolving loans, with sub-limits of $25.0 million for swingline loans and $25.0 million for letters of credit.

The Credit Facility also allows for up to $100.0 million of increased availability (to a total aggregate available amount of $250.0 million), at our option but subject to each lender’s option to increase its commitment. The interest rate on loans under the Credit Facility equals, at our election, either (1) LIBOR (0.26% as of December 31, 2010) plus a margin of between 95 to 140 basis points based on our total leverage ratio (1.15% as of December 31, 2010) or (2) the higher of the federal funds rate plus 50 basis points or Bank of America, N.A.’s prime rate (3.25% as of December 31, 2010).
The Credit Facility contains customary terms and conditions for credit facilities of this type, including, but not limited to: (1) affirmative covenants relating to our corporate structure and ownership, maintenance of insurance, compliance with environmental laws and preparation of environmental reports, maintenance of our REIT qualification and listing on the NYSE, (2) negative covenants relating to restrictions on liens, indebtedness, certain investments (including loans and certain advances), mergers and other fundamental changes, sales and other dispositions of property or assets and transactions with affiliates, and (3) financial covenants to be met at all times, including a maximum total leverage ratio (70%), maximum real estate leverage ratio (70%), minimum fixed charge coverage ratio (1.50 to 1.00), maximum total debt to real estate value ratio (90%) and minimum consolidated tangible net worth ($45 million plus 85% of the net proceeds of equity issuances issued after the closing date). Additionally, the Credit Facility prohibits us from redeeming or otherwise repurchasing any shares of our stock, including our preferred stock.
The Credit Facility has the following financial covenants as of December 31, 2010 (dollars in thousands):

Financial Covenant	December 31, 2010
Maximum total leverage ratio (0.70 to 1.00)	0.44 to 1.00

Maximum real estate leverage ratio (0.70 to 1.00)	0.45 to 1.00

Minimum fixed charge coverage ratio (1.50 to 1.00)	1.94 to 1.00

Minimum consolidated tangible net worth ($235,636)	$329,051

Maximum total debt to real estate value ratio (0.90 to 1.00)	0.45 to 1.00
As of December 31, 2010, we believe that we were in compliance with all of our debt covenants.
On March 1, 2011, we amended and restated the Credit Facility. The amended and restated agreement matures in March 2014, with a one-year extension at the Company’s option conditioned upon continued compliance with the representations, warranties and covenants, delivery of updated appraisals of mortgaged properties and payment of a fee to the lenders. The amended and restated agreement permits us to borrow, subject to borrowing base availability, up to $200.0 million of revolving loans, with sub-limits of $25.0 million for swingline loans and $25.0 million for letters of credit. The amended and restated agreement also allows for up to $150.0 million of increased availability (to a total aggregate available amount of $350.0 million), at our option but subject to each lender’s option to increase its commitment. The interest rate on loans under the amended and restated agreement equals, at our election, either (1) LIBOR (0.26% as of December 31, 2010) plus a margin of between 275 to 350 basis points based on our total leverage ratio (3.00% as of March 1, 2011) or (2) the higher of the federal funds rate plus 50 basis points or Bank of America, N.A.’s prime rate (3.25% as of December 31, 2010) plus a margin of between 175 to 250 basis points based on our total leverage ratio (2.00% as of March 1, 2011).
The amended and restated agreement contains customary terms and conditions for credit facilities of this type, including, but not limited to, (1) affirmative covenants relating to our corporate structure and ownership, maintenance of insurance, compliance with environmental laws and preparation of environmental reports, (2) negative covenants relating to restrictions on liens, indebtedness, certain investments (including loans and certain advances), mergers and other fundamental changes, sales and other dispositions of property or assets and transactions with affiliates, maintenance of our REIT qualification and listing on the NYSE or NASDAQ, and (3) financial covenants to be met at all times including a maximum total leverage ratio (65% through March 31, 2013, and 60% thereafter), maximum secured recourse indebtedness ratio, excluding the indebtedness under the Restated Revolving Facility (20%), minimum fixed charge coverage ratio (1.35 to 1.00 through March 31, 2013, and 1.50 to 1.00 thereafter), minimum consolidated tangible net worth ($237.1 million plus 80% of the net proceeds of equity issuances issued after the closing date) and minimum net operating income ratio from properties secured under the Restated Revolving Facility to Restated Revolving Facility interest expense (1.50 to 1.00).

Short-Term Liquidity Needs
We believe that we will have sufficient capital resources as a result of operations and the borrowings in place to fund ongoing operations and distributions required to maintain REIT compliance. We anticipate using our cash flow from continuing operations, cash and cash equivalents, and Credit Facility availability to fund our business operations, cash dividends and distributions, debt amortization, and recurring capital expenditures. Capital requirements for significant acquisitions and development projects may require funding from borrowings and/or equity offerings.
As of December 31, 2010, we had $77.4 million of principal and maturity payments related to mortgage notes payable due in 2011. The $77.4 million is comprised of $4.6 million for principal amortization and $72.8 million for maturities. Of the $72.8 million in maturing mortgage notes payable, $12.3 million relates to Alamance Regional Mebane Outpatient Center and can be extended for one year to May 2012. We believe we will be able to refinance or extend the remaining $60.5 million of 2011 balloon maturities as a result of the current loan to value ratios at individual properties and preliminary discussions with lenders. The weighted average interest rate on the debt that matures in 2011 is approximately 3.0%. We expect upon refinancing that the weighted average interest rate on this debt will be greater than 3.0%.
As of December 31, 2010, we had no outstanding equity commitments to unconsolidated joint ventures formed prior to December 31, 2010.
On December 17, 2010, we announced that our Board of Directors had declared a quarterly dividend of $0.10 per share and operating partnership unit that was paid in cash on January 19, 2011, to holders of record on December 27, 2010.
On February 1, 2011, we announced that our Board of Directors had declared a quarterly dividend of $0.419 per share on our Series A preferred shares for the period from December 20, 2010, the date of original issue, to February 28, 2011. The dividend was paid on March 1, 2011, to shareholders of record on February 15, 2011.
Long-Term Liquidity Needs
Our principal long-term liquidity needs consist primarily of new property development, property acquisitions, and principal payments under various mortgages and other credit facilities and non-recurring capital expenditures. We do not expect that our net cash provided by operations will be sufficient to meet all of these long-term liquidity needs. Instead, we expect to finance new property developments through cash equity capital together with construction loan proceeds, as well as through cash equity investments by our tenants or third parties. We intend to have construction financing agreements in place before construction begins on development projects. We expect to fund property acquisitions through a combination of borrowings under our Credit Facility, traditional secured mortgage financing, and equity offerings. In addition, we may use OP units issued by the Operating Partnership to acquire properties from existing owners seeking a tax deferred transaction.
Generally we continue to expect to meet long-term liquidity requirements through net cash provided by operations and through additional equity and debt financings, including loans from banks, institutional investors or other lenders, bridge loans, letters of credit, and other lending arrangements, most of which will be secured by mortgages. We may also issue unsecured debt in the future. We do not, in general, expect to meet our long-term liquidity needs through dispositions of our properties. In the event that we were to sell any of our properties in the future, depending on which property were to be sold, we may need to structure the sale or disposition as a tax deferred transaction which would require the reinvestment of the proceeds from such transaction in another property or the proceeds that would be available from such sales may be reduced by amounts that we may owe under the tax protection agreements entered into in connection with our formation transactions and certain property acquisitions. In addition, our ability to sell certain of our assets could be adversely affected by the general illiquidity of real estate assets and certain additional factors particular to our portfolio such as the specialized nature of its target property type, property use restrictions and the need to obtain consents or waivers of rights of first refusal or rights of first offers from ground lessors in the case of sales of its properties that are subject to ground leases.

We intend to repay indebtedness incurred under our Credit Facility from time to time, for acquisitions or otherwise, out of cash flow from operations and from the proceeds, to the extent possible and desirable, of additional debt or equity issuances. In the future, we may seek to increase the amount of the Credit Facility, negotiate additional credit facilities or issue corporate debt instruments. Any indebtedness incurred or issued may be secured or unsecured, short-, medium- or long-term, fixed or variable interest rate and may be subject to other terms and conditions we deem acceptable. We generally intend to refinance at maturity the mortgage notes payable that have balloon payments at maturity.
Contractual Obligations
The following table summarizes the Company’s contractual obligations as of December 31, 2010, including the maturities and scheduled principal repayments and the commitments due in connection with the Company’s ground leases and operating leases for the periods indicated (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total
Obligation:
Long-term debt principal payments and maturities (1)	$77,443	$28,046	$15,976	$109,212	$11,422	$120,140	$362,239
Standby letters of credit (2)	8,128	—	—	—		—	8,128
Interest payments (3)	13,744	11,356	10,315	8,641	6,252	12,437	62,745
Purchase commitments (4)	608	—	—	—		—	608
Ground and air rights leases (5)	881	978	978	978	978	19,324	24,117
Operating leases (6)	4,955	4,298	3,521	3,443	3,364	20,987	40,568

Total	$105,759	$44,678	$30,790	$122,274	$22,016	$172,888	$498,405

(1)	Includes notes payable under the Company’s Credit Facility

(2)	As collateral for performance, the Company is contingently liable under standby letters of credit, which also reduces the availability under the Credit Facility

(3)	Assumes one-month LIBOR of 0.26% and Prime Rate of 3.25% which were the rates as of December 31, 2010 and includes fixed rate interest swap agreements.

(4)	These purchase commitments are related to the Company’s development projects that are currently under construction.

(5)
Substantially all of the ground and air rights leases effectively limit our control over various aspects of the operation of the applicable property, restrict our ability to transfer the property and allow the lessor the right of first refusal to purchase the building and improvements. All of the ground and air rights leases provide for the property to revert to the lessor for no consideration upon the expiration or earlier termination of the ground or air rights lease.

(6)	Payments under operating lease agreements relate to various of our properties’ equipment and office space leases. The future minimum lease commitments under these leases are as indicated.
For additional information, see Notes 9 and 11 in the accompanying Notes to Consolidated Financial Statements in this Form 10-K.
Warranties
We provide standard industry warranties in our design-build business, which generally are for one year after completion of a project. Buildings are guaranteed against defects in workmanship for one year after completion. The typical warranty requires that we replace or repair the defective item. We record an estimate for future warranty related costs based on actual historical warranty claims. This estimated liability is included in “Other liabilities” in the consolidated balance sheets. Based on analysis of warranty costs, the warranty provisions are adjusted as necessary. While warranty costs have historically been within calculated expectations, it is possible that future warranty costs could exceed expectations.

The changes in the carrying amounts of the total warranty liabilities for the periods shown are as follows (in thousands):

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008

Balance at the beginning of period	$1,500	$4,331	$—
Design-Build acquisition	—	—	4,600
Accruals	1,187	(218)	2,217
Settlements	(1,707)	(2,613)	(2,486)

Balance at the end of period	$980	$1,500	$4,331

Off-Balance Sheet Arrangements
We may guarantee debt in connection with certain of our development activities, including joint ventures, from time to time. As of December 31, 2010, we did not have any such guarantees or other off-balance sheet arrangements outstanding.
Real Estate Taxes
Our leases generally require the tenants to be responsible for all real estate taxes.
Inflation
Our leases at wholly-owned and consolidated partnership properties generally provide for either indexed escalators, based on the CPI or other measures or, to a lesser extent, fixed increases in base rents. The leases also contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes. Our property management and related services provided to third parties typically provide for fees based on a percentage of revenues for the month as defined in the related property management agreements. The revenues collected from leases are generally structured as described above, with year over year increases. We also pay certain payroll and related costs related to the operations of third party properties that we manage. Under terms of the related management agreements, these costs are reimbursed by the third party property owners. We believe that inflationary increases in expenses will be offset, in part, by the contractual rent increases and tenant expense reimbursements described above.
Seasonality
Business under the Design-Build and Development segment can be subject to seasonality due to weather conditions at construction sites. In addition, construction starts and contract signings can be impacted by the timing of budget cycles at healthcare systems and providers.
Recent Accounting Pronouncements
None.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
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
As of December 31, 2010, we had $362.2 million of consolidated debt outstanding (excluding any discounts or premiums related to assumed debt). Of our total consolidated debt, $75.8 million, or 20.9%, was variable rate debt that is not subject to variable to fixed rate interest rate swap agreements. Of our total indebtedness, $286.4 million, or 79.1%, was subject to fixed interest rates, including variable rate debt that is subject to variable to fixed rate swap agreements. The weighted average interest rate for fixed rate debt was 5.0% as of December 31, 2010.
If LIBOR were to increase by 100 basis points, the increase in interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $0.8 million. Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

COGDELL SPENCER INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

Item 8.	Financial Statements and Supplementary Data
COGDELL SPENCER INC.

COGDELL SPENCER INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Cogdell Spencer Inc.
Charlotte, North Carolina
We have audited the accompanying consolidated balance sheets of Cogdell Spencer Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cogdell Spencer Inc. and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITE & TOUCHE LLP
McLean, Virginia
March 16, 2011

COGDELL SPENCER INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,	December 31,
	2010	2009
Assets
Real estate properties:
Land	$37,269	$33,139
Buildings and improvements	597,022	527,985
Less: Accumulated depreciation	(119,141)	(93,247)

Net operating real estate properties	515,150	467,877
Construction in progress	22,243	43,338

Net real estate properties	537,393	511,215
Cash and cash equivalents	12,203	25,914
Restricted cash	6,794	3,060
Tenant and accounts receivable, net of allowance of $3,010 in 2010 and $2,817 in 2009	11,383	12,993
Goodwill	22,882	108,683
Trade names and trademarks	—	41,240
Intangible assets, net of accumulated amortization of $49,287 in 2010 and $43,313 in 2009	18,601	21,742
Other assets	23,684	25,599
Other assets — held for sale	—	2,217

Total assets	$632,940	$752,663

Liabilities and equity
Mortgage notes payable	$317,303	$280,892
Revolving credit facility	45,000	80,000
Term loan	—	50,000
Accounts payable	11,368	15,293
Billings in excess of costs and estimated earnings on uncompleted contracts	1,930	13,189
Deferred income taxes	—	15,993
Other liabilities	39,819	47,312
Other liabilities — held for sale	—	2,204

Total liabilities	415,420	504,883
Commitments and contingencies
Equity:
Cogdell Spencer Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 50,000 shares authorized:
8.5000% Series A Cumulative Redeemable Perpetual Preferred Shares (liquidation preference $25.00 per share), 2,600 and zero shares issued and outstanding in 2010 and 2009, respectively	65,000	—
Common stock, $0.01 par value; 200,000 shares authorized, 50,870 and 42,729 shares issued and outstanding in 2010 and 2009, respectively	509	427
Additional paid-in capital	417,960	370,593
Accumulated other comprehensive loss	(3,339)	(1,861)
Accumulated deficit	(287,798)	(164,321)

Total Cogdell Spencer Inc. stockholders’ equity	192,332	204,838
Noncontrolling interests:
Real estate partnerships	6,452	5,220
Operating partnership	18,736	37,722

Total noncontrolling interests	25,188	42,942

Total equity	217,520	247,780

Total liabilities and equity	$632,940	$752,663

See notes to consolidated financial statements.

COGDELL SPENCER INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Revenues:
Rental revenue	$87,803	$79,486	$77,421
Design-Build contract revenue and other sales	91,256	143,416	253,596
Property management and other fees	3,212	3,336	3,460
Development management and other income	146	3,363	885

Total revenues	182,417	229,601	335,362

Expenses:
Property operating and management	33,664	31,810	31,065
Design-Build contracts and development management	72,001	113,961	214,019
Selling, general, and administrative	30,411	32,285	30,215
Depreciation and amortization	32,841	34,502	44,879
Impairment charges	127,041	120,920	—

Total expenses	295,958	333,478	320,178

Income (loss) from continuing operations before other income (expense) and income tax benefit	(113,541)	(103,877)	15,184
Other income (expense):
Interest and other income	655	620	922
Gain on settlement from MEA Holdings, Inc. transaction	—	4,905	—
Interest expense	(21,994)	(21,711)	(25,017)
Debt extinguishment and interest rate derivative expense	(371)	(2,511)	—
Equity in earnings of unconsolidated real estate partnerships	13	15	22

Total other income (expense)	(21,697)	(18,682)	(24,073)

Loss from continuing operations before income tax benefit	(135,238)	(122,559)	(8,889)
Income tax benefit	16,352	22,124	1,244

Loss from continuing operations	(118,886)	(100,435)	(7,645)

Discontinued operations:
Income (loss) from discontinued operations	6	(168)	(212)
Impairment of real estate property	—	(1,359)	—
Gain on sale of discontinued operations	264	—	—

Total discontinued operations	270	(1,527)	(212)

Net loss	(118,616)	(101,962)	(7,857)

Net income attributable to the noncontrolling interests in real estate partnerships	(831)	(288)	(964)
Net loss attributable to the noncontrolling interests in operating partnership	15,566	32,522	3,048
Dividends on preferred stock	(208)	—	—

Net loss attributable to Cogdell Spencer Inc. common shareholders	$(104,089)	$(69,728)	$(5,773)

Per share data — basic and diluted
Loss from continuing operations attributable to Cogdell Spencer Inc. common shareholders	$(2.20)	$(2.10)	$(0.36)
Income (loss) from discontinued operations attributable to Cogdell Spencer Inc. common shareholders	—	(0.04)	(0.01)

Net loss per common share available to Cogdell Spencer Inc. common shareholders	$(2.20)	$(2.14)	$(0.37)

Weighted average common shares — basic and diluted	47,456	32,655	15,770

Net loss attributable to Cogdell Spencer Inc. common shareholders:
Continuing operations, net of tax	$(104,321)	$(68,500)	$(5,634)
Discontinued operations	232	(1,228)	(139)

Net loss attributable to Cogdell Spencer Inc. common shareholders	$(104,089)	$(69,728)	$(5,773)

See notes to consolidated financial statements.

COGDELL SPENCER INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

			Cogdell Spencer Inc. Stockholders
					Series A
				Accumulated	Cumulative			Noncontrolling	Noncontrolling
				Other	Redeemable		Additional	Interests in	Interests in
	Total	Comprehensive	Accumulated	Comprehensive	Perpetual	Common	Paid-in	Operating	Real Estate
	Equity	Loss	Deficit	Income (Loss)	Preferred Shares	Stock	Capital	Partnership	Partnerships
Balance at December 31, 2007	$162,256		$(50,751)	$(884)	$—	$119	$166,901	$44,437	$2,434

Comprehensive loss:
Net income (loss)	(7,857)	$(7,857)	(5,773)	—	—	—	—	(3,048)	964
Unrealized loss on interest rate swaps, net of tax	(7,936)	(7,936)	—	(4,222)	—	—	—	(2,092)	(1,622)

Comprehensive loss	(15,793)	(15,793)

Issuance of common stock, net of costs	91,231		—	—	—	57	91,174	—	—
Issuance of operating partnership units	74,270		—	—	—	—	—	74,270	—
Redemption of operating partnership units	(493)		—	—	—	—	—	(493)	—
Conversion of operating partnership units to common stock	(114)		—	—	—	1	1,843	(1,958)	—
Issuance of limited partnership interests in real estate partnership	3,845		—	—	—	—	—	—	3,845
Restricted stock and LTIP units grants	1,144		—	—	—	—	94	1,050	—
Amortization of restricted stock grants	101		—	—	—	—	63	38	—
Dividends on common stock	(20,914)		(20,914)	—	—	—	—	—	—
Distributions to noncontrolling interests	(12,539)		—	—	—	—	—	(11,575)	(964)
Adjustment to record change of interest in the operating partnership due to the issuance of operating partnership units at other than book value	—		—	—	—	—	15,305	(15,305)	—

Balance at December 31, 2008	282,994		(77,438)	(5,106)	—	177	275,380	85,324	4,657
Comprehensive loss:
Net income (loss)	(101,962)	(101,962)	(69,728)	—	—	—	—	(32,522)	288
Unrealized gain on interest rate swaps, net of tax	5,185	5,185	—	3,760	—	—	—	611	814

Comprehensive loss	(96,777)	(96,777)

Issuance of common stock, net of costs	76,457		—	—	—	230	76,227	—	—
Issuance of operating partnership units	5,262		—	—	—	—	—	5,262	—
Conversion of operating partnership units to common stock	—		—	(515)	—	20	18,830	(18,335)	—
Restricted stock and LTIP unit grants	1,344		—	—	—	—	80	1,264	—
Amortization of restricted stock grants	113		—	—	—		76	37
Dividends on common stock	(17,155)		(17,155)	—	—	—	—	—	—
Distributions to noncontrolling interests	(4,458)		—	—	—	—	—	(3,919)	(539)

Balance at December 31, 2009	247,780		(164,321)	(1,861)	—	427	370,593	37,722	5,220
Comprehensive loss:
Net income (loss)	(118,616)	(118,616)	(103,881)	—	—	—	—	(15,566)	831
Unrealized loss on interest rate swaps, net of tax	(2,328)	(2,328)	—	(1,387)	—	—	—	(251)	(690)

Comprehensive loss	(120,944)	(120,944)

Issuance of common stock, net of costs	47,616		—	—	—	72	47,544	—	—
Issuance of preferred stock, net of costs	62,564		—	—	65,000	—	(2,436)	—	—
Redemption of operating partnership units	(133)		—	(4)	—	—	(39)	(90)	—
Conversion of operating partnership units to common stock	—		—	(87)	—	4	1,959	(1,876)	—
Restricted stock and LTIP unit grants	2,038		—	—	—	6	194	1,838	—
Amortization of restricted stock grants	145		—	—	—	—	145	—
Dividends on common stock	(19,388)		(19,388)	—	—	—	—	—	—
Dividends on preferred stock	(208)		(208)	—	—	—	—	—	—
Distributions to noncontrolling interests	(4,326)		—	—	—	—	—	(3,041)	(1,285)
Contributed equity in real estate partnership	2,376		—	—	—	—	—	—	2,376

Balance at December 31, 2010	$217,520		$(287,798)	$(3,339)	$65,000	$509	$417,960	$18,736	$6,452

See notes to consolidated financial statements.

COGDELL SPENCER INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Operating activities:
Net loss	$(118,616)	$(101,962)	$(7,857)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	32,841	34,502	45,016
Amortization of acquired above market leases and acquired below market leases, net (including amounts in discontinued operations)	(429)	(542)	(638)
Straight-line rental revenue	(1,206)	(556)	(569)
Amortization of deferred finance costs and debt premium	1,282	1,644	1,286
Provision for bad debts	192	2,624	175
Deferred income taxes	(16,419)	(18,614)	(5,657)
Deferred tax expense on intersegment profits	67	(2,813)	(7)
Equity-based compensation	1,878	1,300	1,245
Equity in earnings of unconsolidated real estate partnerships	(13)	(15)	(22)
Debt extinguishment and interest rate derivative expense	(264)	2,511	—
Change in fair value of interest rate swap agreements	(897)	(757)	—
Impairment of goodwill, trade names and trademarks and intangible assets	127,041	120,920	—
Impairment of real estate property	—	1,359	—
Gain on sale of real estate property	(264)	—	—
Gain on settlement from MEA Holdings, Inc. transaction	—	(2,002)	—
Changes in operating assets and liabilities:
Tenant and accounts receivable and other assets	2,203	32,118	16,243
Accounts payable and other liabilities	(8,641)	(20,438)	(4,366)
Billings in excess of costs and estimated earnings on uncompleted contracts	(11,259)	(3,836)	(20,109)

Net cash provided by operating activities	7,496	45,443	24,740
Investing activities:
Business acquisitions, net of cash acquired	—	(8,022)	(134,134)
Investment in real estate properties, net of cash acquired	(42,914)	(54,572)	(45,515)
Purchase of noncontrolling interests in operating partnership	—	—	(770)
Proceeds from sales-type capital lease	306	306	306
Proceeds from the disposal of disontinued operations	2,481	—	—
Purchase of corporate property, plant and equipment	(360)	(1,830)	(3,008)
Distributions received from unconsolidated real estate partnerships	7	6	5
Decrease (increase) in restricted cash	(3,734)	9,899	(11,161)

Net cash used in investing activities	(44,214)	(54,213)	(194,277)
Financing activities:
Proceeds from mortgage notes payable	48,766	73,222	22,580
Repayments of mortgage notes payable	(30,130)	(30,813)	(21,964)
Proceeds from revolving credit facility	14,000	3,500	145,000
Repayments to revolving credit facility	(49,000)	(48,000)	(99,700)
Proceeds from term loan	—	—	100,000
Repayment of term loan	(50,000)	(50,000)	—
Net proceeds from sale of common stock	47,616	76,457	91,229
Net proceeds from sale of preferred stock	62,564	—	—
Purchase of noncontrolling interests in operating partnership	(133)	—	—
Dividends on common stock	(18,600)	(16,874)	(21,111)
Distributions to noncontrolling interest in the Operating Partnership	(2,265)	(5,261)	(10,990)
Distributions to noncontrolling interest in real estate partnerships	(1,285)	(539)	(963)
Contributions from noncontrolling interests in real estate partnerships	2,376	—	481
Payment of financing costs	(902)	(1,676)	(3,912)

Net cash provided by financing activities	23,007	16	200,650

Increase (decrease) in cash and cash equivalents	(13,711)	(8,754)	31,113
Balance at beginning of period	25,914	34,668	3,555

Balance at end of period	$12,203	$25,914	$34,668

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$22,247	$21,998	$25,477

Cash paid for income taxes	$37	$37	$3,897

COGDELL SPENCER INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008

Non-cash investing and financing activities:
Debt assumed with purchase of properties	$15,580	$—	$2,733
Accrued dividends and distributions	6,047	5,051	6,061
Operating Partnership Units converted into common stock	1,963	18,850	1,844
Investment in real estate properties included in accounts payable and other liabilities	(319)	(4,490)	(1,788)
Operating Partnership Units issued or to be issued in connection with the acquisition of a business or real estate property	—	—	81,347
Noncontrolling interest assumed with purchase of property	—	—	3,359
See notes to consolidated financial statements.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Business
Cogdell Spencer Inc., incorporated in Maryland in 2005, together with its consolidated subsidiaries, is a real estate investment trust (“REIT”) focused on planning, owning, developing, constructing, and managing healthcare facilities. Through strategically managed, customized facilities, we help our clients deliver superior healthcare. We operate our business through Cogdell Spencer LP, our operating partnership subsidiary (the “Operating Partnership”), and our subsidiaries. All references to “we,” “us,” “our,” the “Company,” and “Cogdell Spencer” refer to Cogdell Spencer Inc. and our consolidated subsidiaries, including the Operating Partnership.
We have two segments: (1) Property Operations and (2) Design-Build and Development. Property Operations owns and manages properties and manages properties for third parties. Design-Build and Development provides strategic planning, design, construction, development, and project management services for properties owned by the Company and for third parties.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and represent our assets and liabilities and operating results. The consolidated financial statements include our accounts and our wholly-owned subsidiaries as well as our Operating Partnership and its subsidiaries. The consolidated financial statements also include any partnerships for which we or our subsidiaries are the general partner or the managing member and the rights of the limited partners do not overcome the presumption of control by the general partner or managing member. We review our interests in entities to determine if the entity’s assets, liabilities, noncontrolling interests and results of activities should be included in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates in Financial Statements
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions used include determining the useful lives of real estate properties and improvements, initial valuations and underlying allocations of the purchase price in connection with business and real estate property acquisitions, percentage of completion revenue, construction contingencies and loss provisions, deferred tax asset valuation allowance, and projected cash flows and fair value estimates used for impairment testing. Actual results may differ from those estimates.
Revenue Recognition
We derive the majority of our revenues from two main sources: 1) rents received from tenants under existing leases in healthcare facilities, and 2) revenue earned from design-build construction contracts and development contracts.
Rental Revenue and Property Management. Rental income related to non-cancelable operating leases is recognized as earned on a straight-line basis over the lease term, the period from the date the tenant has access and control over the leased space to the lease termination date. Rental income recognized on a straight-line basis may result in recognized revenue greater than or less than amounts contractually due from tenants for certain lease agreements, such as agreements with escalating rent payments. In addition, we may receive cash payments at the inception of a lease for tenant improvements. These amounts are included in “Other liabilities” in the consolidated balance sheets and are amortized into rental revenue over the lease term. Our leases generally contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes. We monitor the creditworthiness of our tenants on a regular basis and maintain an allowance for doubtful accounts.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We receive fees for property management and related services provided to third parties which are reflected as property management fee revenue. Management fees are generally based on a percentage of revenues for the month as defined in the related property management agreements. We also pay certain payroll and related costs related to the operations of third party properties that we manage. Under terms of the related management agreements, these costs are reimbursed by the third party property owners and recognized by us as revenue as they are characterized by GAAP as “out of pocket” expenses incurred in the performance of a service.
Design-Build Contract Revenues and Development Management. Design-Build contract revenue is recognized under the percentage-of-completion method of accounting. Revenues are determined by measuring the percentage of costs incurred to date to estimated total costs for each design-build contract based on current estimates of costs to complete. Contract costs include all labor and benefits, materials, subcontracts, and an allocation of indirect costs related to contract performance such as architectural, engineering, and construction management. Indirect costs are allocated to projects based upon labor hours charged. As long-term design-build projects extend over one or more years, revisions in cost and estimated earnings during the course of the work are reflected in the accounting period in which the facts which require the revision become known. At the time a loss on a design-build project becomes known, the entire amount of the estimated ultimate loss is recognized in the consolidated financial statements. Change orders are recognized when they are approved by the client.
Costs and estimated earnings in excess of billings on uncompleted design-build projects (“underbillings”) are included in “Other assets” in the consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted design-build projects (“overbillings”) are included in liabilities in the consolidated balance sheets. Customers are billed on a monthly basis at the end of each month, which can be in advance of work performed. As a result, we typically generate billings in excess of costs and estimated earnings on design-build projects.
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
Other income. Other income on our statement of operations generally includes income incidental to our operations and is recognized when earned. Interest and other income includes the amortization of unearned income related to a sales-type capital lease.
Warranties
We provide standard industry warranties in our design-build business, which generally are for one year after completion of a project. Buildings are guaranteed against defects in workmanship for one year after completion. The typical warranty requires that we replace or repair the defective item. We record an estimate for future warranty related costs based on actual historical warranty claims. This estimated liability is included in “Other liabilities” in the consolidated balance sheets. Based on analysis of warranty costs, the warranty provisions are adjusted as necessary. While warranty costs have historically been within calculated expectations, it is possible that future warranty costs could exceed expectations.
The changes in the carrying amounts of the total warranty liabilities for the periods shown are as follows (in thousands):

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008

Balance at the beginning of period	$1,500	$4,331	$—
Design-Build acquisition	—	—	4,600
Accruals	1,187	(218)	2,217
Settlements	(1,707)	(2,613)	(2,486)

Balance at the end of period	$980	$1,500	$4,331

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes
We elected to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement that 90% of ordinary “REIT taxable income” (as determined without regard to the dividends paid deduction or net capital gains) be distributed. As a REIT, we will generally not be subject to U.S. federal income tax to the extent that we meet the organizational and operational requirements and our distributions equal or exceed taxable income. For all periods subsequent to the REIT election, we have met the organizational and operational requirements and distributions have exceeded net taxable income. Accordingly, no provision has been made for federal and state income taxes, except as follows.
We have made the election to treat Cogdell Spencer TRS Holdings, LLC (“TRS Holdings”), our subsidiary which holds our design-build and development operations and our property management operations, as a taxable REIT subsidiary. As a taxable REIT subsidiary, the operations of TRS Holdings are generally subject to corporate income taxes. Our taxable REIT subsidiary accounts for its income taxes in accordance with GAAP, which includes an estimate of the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. The calculation of the taxable REIT subsidiary’s tax provision may require interpreting tax laws and regulations and could result in the use of judgments or estimates which could cause its recorded tax liability to differ from the actual amount due. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The taxable REIT subsidiary periodically assesses the realizability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state, or federal statutory tax audits or estimates and judgments used.
We apply provisions for measuring and recognizing tax benefits associated with uncertain tax positions. Penalties and interest, if incurred, would be recorded as a component of income tax expense.
We defer income taxes paid on intercompany profits for real estate properties remaining on our consolidated balance sheet. Such taxes are presented with the related real estate property on the balance sheet, are amortized to income tax expense over the useful life of the related property, are assessed for impairment as part of the asset group and any remaining balance is removed from the balance sheet when the related property is removed. Such income taxes totaled zero and $2.8 million for the years ended December 31, 2010 and 2009, respectively.
Comprehensive Income or Loss
Comprehensive income or loss includes net income (loss) and all other non-owner changes in stockholders’ equity during the period including unrealized fair value adjustments on certain derivative agreements.
Cash and Cash Equivalents
We consider all short-term investments with maturities of three months or less when purchased to be cash equivalents. Restricted cash and short-term investments are excluded from cash for the purpose of preparing the consolidated statements of cash flows. The following table shows the composition of cash and cash equivalents for the periods shown:

	December 31,	December 31,
	2010	2009

Corporate cash and cash equivalents (available for general corporate purposes)	$10,561	$23,950
Consolidated real estate partnership’s cash and cash equivalents (available only for real estate partnership purposes, including distributions)	1,642	1,964

	$12,203	$25,914

Restricted Cash
Restricted cash includes escrow accounts held by lenders and banks. Restricted cash can also include proceeds from property sales deposited with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Real Estate Properties and Related Intangible Assets
Land and buildings and improvements are recorded at cost. For developed properties, direct and indirect costs that clearly relate to projects under development are capitalized. Costs include construction costs, professional services such as architectural and legal costs, travel expenses, capitalized interest and direct payroll and other acquisition costs. We begin capitalization when the project is probable. Capitalization of interest ceases when the property is ready for its intended use, which is generally near the date that a certificate of occupancy is obtained.
Depreciation and amortization are computed using the straight-line method for financial reporting purposes. Buildings and improvements are depreciated over 13 to 50 years. Tenant improvement costs, which are included in building and improvements in the consolidated balance sheets, are depreciated over the shorter of (i) the related remaining lease term or (ii) the life of the improvement. Corporate property, plant and equipment, which are included in “Other assets,” are depreciated over three to seven years.
Acquisitions of properties are accounted for utilizing the acquisition method and accordingly the purchase cost is allocated to tangible and intangible assets and liabilities based on their fair values. The fair value of tangible assets acquired is determined by valuing the property as if it were vacant, applying methods similar to those used by independent appraisers of income-producing property. The resulting value is then allocated to land, buildings and improvements, and tenant improvements based on our determination of the fair value of these assets. The assumptions used in the allocation of fair values to assets acquired are based on our best estimates at the time of evaluation.
Fair value is assigned to above-market and below-market leases based on the difference between (a) the contractual amounts to be paid by the tenant based on the existing lease and (b) our estimate of current market lease rates for the corresponding in-place leases, over the remaining terms of the in-place leases. Capitalized above-market lease amounts are amortized as a decrease to rental revenue over the remaining terms of the respective leases. Capitalized below-market lease amounts are amortized as an increase to rental revenue over the remaining terms of the respective leases. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.
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
We assess the potential for impairment of our long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicate that the recorded value might not be fully recoverable. We determine whether impairment in value has occurred by comparing the estimated future undiscounted cash flows expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate is adjusted to fair value and an impairment loss is recognized. Assets held for sale are recorded at the lower of cost or fair value less costs to sell.
All operations and gains and losses associated with sales of real estate property or assets classified as held for sale are reclassified and presented as discontinued operations.
Repairs, Maintenance and Major Improvements
The costs of ordinary repairs and maintenance are charged to operations when incurred. Major improvements that enhance the value or extend the life of an asset are capitalized and depreciated over the remaining useful life of the asset. In some circumstances lenders require us to maintain a reserve account for future repairs and capital expenditures. These amounts are classified as restricted cash.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Capitalization of Interest
We capitalize interest costs on borrowings incurred during the construction and lease-up periods of qualifying assets. Capitalized interest is added to the cost of the underlying assets and is depreciated over the useful lives of the assets. For the years ended December 31, 2010, 2009, and 2008, we capitalized interest of approximately $0.9 million, $1.0 million, and $0.6 million, respectively, in connection with various development projects.
Tenant and Accounts Receivable
Property Operations’ tenant and accounts receivable are recorded and carried at the amount billable per the applicable lease or contract agreement. Straight-line rent adjustments are included in Other assets in the consolidated balance sheets.
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
Investment in Capital Lease
Investment in capital lease consists of a building on a sales-type capital lease. Unearned income is amortized into interest income using a method that is not materially different from a method that produces a constant periodic rate of return on the net investment in the lease. The interest income is recorded in “Interest and other income” in the consolidated statements of operations. The investment in capital lease is included in “Other assets” in the consolidated balance sheets.
Deferred Financing Costs
Deferred financing costs include fees and costs incurred in conjunction with long-term financings and are amortized over the terms of the related debt using the straight-line method, which approximates the effective interest method. Upon repayment of or in conjunction with a substantial modification in the terms of the underlying debt agreement, any unamortized costs are charged to earnings. Deferred financing costs were $7.1 million, net of accumulated amortization of $4.4 million, as of December 31, 2010 and $6.2 million, net of accumulated amortization of $3.0 million, as of December 31, 2009. Deferred financing costs are included in “Other assets” in the consolidated balance sheets.
Unconsolidated Real Estate Partnerships
We record investments in which we do not control but exercise significant influence under the equity method. In circumstances where the real estate partnerships have distributions in excess of the investment and accumulated earnings or experienced net losses in excess of the investment and we have guaranteed debt of the entity or otherwise intend to provide financial support, we have reduced the carrying value of our investment below zero and recorded a liability in “Other liabilities” in the consolidated balance sheets. Services performed for real estate joint ventures and capitalized by real estate joint ventures are recognized to the extent attributable to the outside interests in the real estate joint venture.
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

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value of Financial Instruments
We define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
We utilize the fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities we have the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In instances in which the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
To obtain fair values, observable market prices are used if available. In some instances, observable market prices are not readily available for certain financial instruments and fair value is determined using present value or other techniques appropriate for a particular financial instrument. These techniques involve some degree of judgment and as a result are not necessarily indicative of the amounts we would realize in a current market exchange. The use of different assumptions or estimation techniques may have a material effect on the estimated fair value amounts.
We do not hold or issue financial instruments for trading purposes. We consider the carrying amounts of cash and cash equivalents, restricted cash, tenant and accounts receivable, accounts payable, and other liabilities to approximate fair value due to the short maturity of these instruments. We have estimated the fair value of debt utilizing present value techniques taking into consideration current market conditions. At December 31, 2010, the carrying amount and estimated fair value of debt was $362.3 million and $366.3 million, respectively. At December 31, 2009, the carrying amount and estimated fair value of debt was $410.9 million and $398.5 million, respectively. As of December 31, 2009, we reclassified the wholly-owned property Harbison Medical Office Building as held for sale discontinued operations. The mortgage included in Other liabilities — held for sale had a $2.2 million carrying value and $2.3 million estimated fair value as of December 31, 2009.
See Note 8 regarding the write-down of our goodwill and certain intangible assets to implied fair market value. See Note 10 regarding the fair value of our interest rate swap agreements. See Note 5 regarding the write-down of real estate property for one property to its implied fair market value less costs to sell.
Offering Costs
Underwriting commissions and other offering costs of raising equity are reflected as a reduction in additional paid-in capital.
Share Based Compensation
We measure share based compensation, including restricted stock grants and long-term incentive units (“LTIP units”) based on the estimated fair value of the award at the grant date, thus the share price of the common stock at the grant date. Where an observable market value of a similar instrument is not available, an option-pricing model is utilized. The compensation cost is recognized as an expense over the requisite service period required for vesting or when performance criteria for vesting is expected to be achieved.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Per Share Data
Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective period.
Concentrations and Credit Risk
We maintain our cash in commercial banks. Balances on deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to specific limits. Balances on deposit in excess of FDIC limits are uninsured. At December 31, 2010, we had bank cash balances of $9.3 million in excess of FDIC insured limits.
The following table shows our concentration of tenant and accounts receivable and tenant and customer revenues as of and for the year ended:

	December 31,	December 31,
	2010	2009
Customer balances greater than 10% of tenants and accounts receivable	One	Three
Customer revenues greater than 10% of total revenue	One	One
Reclassifications
During 2009, we reclassified Harbison Medical Office Building, a wholly-owned real estate property, as discontinued operations as the criteria for classification as held for sale had been met. As such, we reclassified the assets and liabilities related to this real estate property to Other assets — held for sale and Other liabilities — held for sale, respectively, as well as the results of operations to Discontinued Operations for all periods presented in the Consolidated Financial Statements in this Form 10-K. In June 2010, we sold Harbison Medical Office Building.
Subsequent Events
On March 1, 2011, we amended and restated our existing revolving credit facility. See Note 9 to these Consolidated Financial Statements for additional information.
3. Minimum Future Rental Revenues
Our properties are generally leased to tenants under non-cancelable, fixed-term operating leases. Lease expiration dates extend as far as 2030 with some agreements providing for either fixed rent renewal terms or for market rent renewal terms. Our leases generally require the tenant to pay minimum rent, additional rent based upon increases in the Consumer Price Index, and all taxes (including property tax), insurance, maintenance and other operating costs associated with the leased property. No tenant occupied more than 10% of our net rentable square footage at year end.
Future minimum lease payments by tenants under non-cancelable operating leases are as follows (in thousands):

For the year ending:
2011	$78,274
2012	67,300
2013	55,178
2014	46,946
2015	38,505
Thereafter	195,729

$481,932

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We have one property leased to a tenant under a capital lease that began in 1987 and expires in 2017. The tenant is the owner of the land on which the building sits and has leased the land to us for the same term with a bargain renewal option, through 2027, that we intend to exercise. Upon renewal of the ground lease, the property lease automatically extends for the same 10 year extension period. The “Investment in capital lease” is included in Other assets in the consolidated financial statements in this Form 10-K and was as follows (in thousands):

	December 31,	December 31,
	2010	2009
Total minimum lease payments	$11,089	$11,873
Less: Unearned income	(6,119)	(6,596)

Investment in capital lease	$4,970	$5,277

Total minimum lease payments receivable on the capital lease, exclusive of the operating expense reimbursement payments, are as follows (in thousands):

For the year ending:
2011	$790
2012	796
2013	624
2014	630
2015	636
Thereafter	7,613

$11,089

4. Investments in Real Estate Partnerships
We have ownership interests in limited liability companies and limited partnerships. The following is a description of those entities:

Real Estate Entity	Entity Holdings	Year Founded	Our Ownership

Consolidated
Bonney Lake MOB Investors, LLC	one property (under construction)	2009	61.7%
Genesis Property Holdings, LLC	one property	2007	40.0%
Cogdell Health Campus MOB, LP	one property	2006	80.9%
Mebane Medical Investors, LLC	one property	2006	35.1%
Rocky Mount MOB, LLC	one property	2002	34.5%

Unconsolidated
Cogdell Spencer Medical Partners LLC	no assets or liabilities	2008	20.0%
BSB Health/MOB Limited Partnership No. 2	nine properties	2002	2.0%
Shannon Health/MOB Limited Partnership No. 1	ten properties	2001	2.0%
McLeod Medical Partners, LLC,	three properties	1982	1.1%
We are the general partner or managing member for all of the real estate partnerships listed above. We also manage the properties owned by these real estate partnerships and may receive design-build revenue, development fees, property management fees, leasing fees, and expense reimbursements from them in the course of our day-to-day operations. For the entities we consolidate, those revenues and the corresponding expenses are eliminated.
The consolidated entities are included in our consolidated financial statements because the limited partners or non-managing members do not have sufficient participation rights in the partnerships to overcome the presumption of control by us as the general partner or managing member. The limited partners or non-managing members may have certain protective rights such as the ability to prevent the sale of building, the dissolution of the partnership or limited liability company, or the incurrence of additional indebtedness, in each case subject to certain exceptions.
We have a 2.0% ownership in Shannon Health/MOB Limited Partnership No. 1 and a 2.0% ownership in BSB Health/MOB Limited Partnership No. 2. For both real estate entities, the partnership agreements and tenant leases of the limited partners are designed to give preferential treatment to the limited partners as to the operating cash flows from the partnerships. We, as the general partner, do not generally participate in the operating cash flows from these entities other than to receive property management fees. The limited partners can remove us as the property manager and as the general partner. Due to the structures of the partnership agreements and tenant lease agreements, we report the properties owned by these two joint ventures as fee managed properties owned by third parties.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our unconsolidated entities are accounted for under the equity method of accounting based on our ability to exercise significant influence as the entity’s managing member or general partner. The following summary of financial information reflects the financial position and operations in their entirety, not just our interest in the entities, of the unconsolidated limited liability companies and limited partnerships for the periods indicated (in thousands):

	December 31,	December 31,
	2010	2009
Financial position:
Total assets	$53,755	$54,725
Total liabilities	47,272	48,672
Member’s equity	6,483	6,053

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Results of operations:
Total revenues	$11,905	$12,528	$12,362
Operating and general and administrative expenses	5,612	5,977	5,787
Net income	996	800	760
5. Acquisitions and Dispositions
Property Acquisitions
In July 2010, we acquired St. Francis Outpatient Center in Greenville, South Carolina for $16.6 million. St. Francis Outpatient Center is approximately 72,000 square feet and houses outpatient operating rooms as well as inpatient and outpatient radiology. The property is 100% leased by St. Francis Hospital, Inc., a subsidiary of Bon Secours Health System, Inc. We developed the property and have managed the property on behalf of a third party since its opening in 2001. The following table is an allocation of the purchase price (in thousands):

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

	December 31,	December 31,
	2010	2009
Revenue	$184	$232
Net loss	(118)	(102)
Net loss attributable to Cogdell Spencer Inc. common shareholders	(104)	(70)

Net loss per common share attributable to Cogdell Spencer Inc. common shareholder — basic and diluted	$(2.18)	$(2.15)

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
There were no property acquisitions in 2009.
Property Dispositions
In June 2010, we sold Harbison Medical Office Building, located in Columbia, South Carolina for $2.5 million and recorded a gain on sale of $0.3 million. In 2009, the criteria for classification as held for sale had been met and the assets and liabilities related to this real estate property were reclassified to Other assets — held for sale and Other liabilities — held for sale, respectively, as well as the results of operations to Discontinued operations for all periods presented in the consolidated financial statements in this Form 10-K. This property is included in our Property Operations segment.
Below is a summary of discontinued operations for the real estate property reclassified to discontinued operations (in thousands):

	December 31,	December 31,	December 31,
	2010	2009	2008
Revenues:
Rental revenues	$139	$354	$378

Total revenues	139	354	378
Expenses:
Property operating and management	133	247	311
Depreciation and amortization	—	137	137
Interest expense	—	138	142

Total expenses	133	522	590

Income (loss) from discontinued operations before impairment of real estate property	6	(168)	(212)
Impairment of real estate property	—	(1,359)	—
Gain on sale of discontinued operations	264	—	—

Total discontinued operations	$270	$(1,527)	$(212)

In 2009, related to Harbison Medical Office Building, we recorded a non-cash impairment charge of ($1.4 million) in order to reduce the carrying value of the real estate property to its estimated net sale proceeds. The following table presents information about our real estate assets held for sale measured at fair value as of December 31, 2009 (in thousands):

	Recorded Value
	as of
	December 31,	Fair Value Measurement as of December 31, 2009			Total
Description	2009	Level 1	Level 2	Level 3	Losses
Other assets — held for sale	$2,200	$—	$2,200	$—	$1,359
6. Business Segments
We have two identified reportable segments: (1) Property Operations and (2) Design-Build and Development. We define business segments by their distinct customer base and service provided. Each segment operates under a separate management group and produces discrete financial information, which is reviewed by the chief operating decision maker to make resource allocation decisions and assess performance. Inter-segment sales and transfers are accounted for as if the sales and transfers were made to third parties, which involve applying a negotiated fee onto the costs of the services performed. All inter-company balances and transactions are eliminated during the consolidation process.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We evaluate the operating performance of our operating segments based on funds from operations (“FFO”) and funds from operations modified (“FFOM”). FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), represents net income (computed in accordance with GAAP), excluding gains from sales of property, plus real estate depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. We adjust the NAREIT definition to add back noncontrolling interests in real estate partnerships before real estate related depreciation and amortization and dividends on preferred stock. FFOM adds back to FFO non-cash amortization of non-real estate related intangible assets associated with purchase accounting. We consider FFO and FFOM important supplemental measures of our operational performance. We believe FFO is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. We believe that FFOM assists securities analysts, investors and other interested parties in evaluating current period results to results prior to our 2008 acquisition of our Design-Build segment. FFO and FFOM are intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assume that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO and FFOM exclude depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. Our methodology may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO and FFOM do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables represent the segment information for the years ended December 31, 2010, 2009 and 2008 (in thousands):

		Design-Build
	Property	and	Intersegment	Unallocated
Year ended December 31, 2010	Operations	Development	Eliminations	and Other	Total
Revenues:
Rental revenue	$87,895	$—	$(92)	$—	$87,803
Design-Build contract revenue and other sales	—	113,997	(22,741)	—	91,256
Property management and other fees	3,212	—	—	—	3,212
Development management and other income	—	5,861	(5,715)	—	146

Total revenues	91,107	119,858	(28,548)	—	182,417

Certain operating expenses:
Property operating and management	33,664	—	—	—	33,664
Design-Build contracts and development management	—	97,561	(25,560)	—	72,001
Selling, general, and administrative	—	17,373	(92)	—	17,281
Intangible asset impairment charges	—	127,041	—	—	127,041

Total certain operating expenses	33,664	241,975	(25,652)	—	249,987

	57,443	(122,117)	(2,896)	—	(67,570)

Interest and other income	607	3	—	45	655
Corporate general and administrative expenses	—	—	—	(13,130)	(13,130)
Interest expense	—	—	—	(21,994)	(21,994)
Interest rate derivative expense	—	—	—	(371)	(371)
Benefit from income taxes applicable to funds from operations modified	—	—	—	15,396	15,396
Non-real estate related depreciation and amortization	—	(997)	—	(229)	(1,226)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	26	—	—	—	26
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(2,031)	—	—	—	(2,031)
Discontinued operations, before real estate related depreciation and amortization	9	—	—	(3)	6
Dividends on preferred stock	—	—	—	(208)	(208)

Funds from operations modified (FFOM)	56,054	(123,111)	(2,896)	(20,494)	(90,447)

Amortization of intangibles related to purchase accounting, net of income tax benefit	(169)	(2,282)	—	956	(1,495)

Funds from operations (FFO)	55,885	(125,393)	(2,896)	(19,538)	(91,942)

Real estate related depreciation and amortization	(29,177)	—	—	—	(29,177)
Gain on sale of real estate property	264	—	—	—	264
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	2,031	—	—	—	2,031
Dividends on preferred stock	—	—	—	208	208

Net income (loss)	$29,003	$(125,393)	$(2,896)	$(19,330)	$(118,616)

Total assets	$585,182	$47,457	$—	$301	$632,940

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Design-Build
	Property	and	Intersegment	Unallocated
Year ended December 31, 2009	Operations	Development	Eliminations	and Other	Total
Revenues:
Rental revenue	$79,578	$—	$(92)	$—	$79,486
Design-Build contract revenue and other sales	—	176,124	(32,708)	—	143,416
Property management and other fees	3,336	—	—	—	3,336
Development management and other income	—	6,750	(3,387)	—	3,363

Total revenues	82,914	182,874	(36,187)	—	229,601

Certain operating expenses:
Property operating and management	31,810	—	—	—	31,810
Design-Build contracts and development management	—	142,305	(28,344)	—	113,961
Selling, general, and administrative	—	20,541	(92)	—	20,449
Intangible asset impairment charges	—	120,920	—	—	120,920

Total certain operating expenses	31,810	283,766	(28,436)	—	287,140

	51,104	(100,892)	(7,751)	—	(57,539)

Interest and other income	541	48	—	31	620
Gain on settlement from MEA Holdings, Inc. transaction	—	—	—	4,905	4,905
Corporate general and administrative expenses	—	—	—	(11,836)	(11,836)
Interest expense	—	—	—	(21,711)	(21,711)
Interest rate derivative expense	—	—	—	(2,511)	(2,511)
Benefit from income taxes applicable to funds from operations modified	—	—	—	20,356	20,356
Non-real estate related depreciation and amortization	—	(779)	—	(225)	(1,004)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	27	—	—	—	27
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(1,049)	—	—	—	(1,049)
Discontinued operations and impairment of real estate property held for sale, before real estate related depreciation and amortization	(1,253)	—	—	(137)	(1,390)

Funds from operations modified (FFOM)	49,370	(101,623)	(7,751)	(11,128)	(71,132)

Amortization of intangibles related to purchase accounting, net of income tax benefit	(169)	(4,364)	—	1,768	(2,765)

Funds from operations (FFO)	49,201	(105,987)	(7,751)	(9,360)	(73,897)

Real estate related depreciation and amortization	(29,114)	—	—	—	(29,114)
Gain on sale of real estate property	—	—	—	—	—
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	1,049	—	—	—	1,049

Net income (loss)	$21,136	$(105,987)	$(7,751)	$(9,360)	$(101,962)

Total assets	$555,072	$195,799	$—	$1,792	$752,663

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Design-Build
	Property	and	Intersegment	Unallocated
Year ended December 31, 2008	Operations	Development	Eliminations	and Other	Total
Revenues:
Rental revenue	$77,464	$—	$(43)	$—	$77,421
Design-Build contract revenue and other sales	—	258,132	(4,536)	—	253,596
Property management and other fees	3,460	—	—	—	3,460
Development management and other income	—	1,688	(803)	—	885

Total revenues	80,924	259,820	(5,382)	—	335,362

Certain operating expenses:
Property operating and management	31,065	—	—	—	31,065
Design-Build contracts and development management	—	218,731	(4,712)	—	214,019
Selling, general, and administrative	—	20,184	(43)	—	20,141

Total certain operating expenses	31,065	238,915	(4,755)	—	265,225

	49,859	20,905	(627)	—	70,137

Interest and other income	597	149	—	176	922
Corporate general and administrative expenses	—	—	—	(10,074)	(10,074)
Interest expense	—	—	—	(25,017)	(25,017)
Benefit from income taxes applicable to funds from operations modified	—	—	—	(3,860)	(3,860)
Non-real estate related depreciation and amortization	—	(1,129)	—	(230)	(1,359)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	35	—	—	—	35
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(1,346)	—	—	—	(1,346)
Discontinued operations, before real estate related depreciation and amortization	67	—	—	(142)	(75)

Funds from operations modified (FFOM)	49,212	19,925	(627)	(39,147)	29,363

Amortization of intangibles related to purchase accounting, net of income tax benefit	(169)	(12,918)	—	5,104	(7,983)

Funds from operations (FFO)	49,043	7,007	(627)	(34,043)	21,380

Real estate related depreciation and amortization	(30,583)	—	—	—	(30,583)
Gain on sale of real estate property	—	—	—	—	—
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	1,346	—	—	—	1,346

Net income (loss)	$19,806	$7,007	$(627)	$(34,043)	$(7,857)

Total assets	$545,714	$353,054	$—	$1,322	$900,090

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Contracts
Revenue and billings to date on uncompleted contracts, from their inception, are as follows (in thousands):

	December 31,	December 31,
	2010	2009

Costs and estimated earnings on uncompleted contracts	$48,394	$79,374
Billings to date	(49,336)	(90,701)

Net billings in excess of costs and estimated earnings	$(942)	$(11,327)

The following table shows costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings as included with the consolidated balance sheets (in thousands):

	December 31,	December 31,
	2010	2009

Costs and estimated earnings in excess of billings (1)	$988	$1,862
Billings in excess of costs and estimated earnings	(1,930)	(13,189)

Net costs and estimated earnings in excess of billings	$(942)	$(11,327)

(1)	Included in “Other assets” in the consolidated balance sheet
At December 31, 2010, the Company had retainage receivables of $3.5 million, which are included in “Tenant and accounts receivable” in the consolidated balance sheets.
8. Goodwill and Intangible Assets
We review the value of goodwill and intangible assets on an annual basis and when circumstances indicate a potential impairment may exist. The goodwill impairment review involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. Fair value is estimated by using two approaches, an income approach and a market approach. Each approach is weighted 50% in our analysis as we believe a market participant would consider both approaches equally. The income approach uses our projected operating results and discounted cash flows using a weighted-average cost of capital that reflects current market conditions. The cash flow projections use estimates of economic and market information over the projection period, including growth rates in revenues and costs and estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures, and changes in future working capital requirements. The market approach estimates fair value by applying cash flow multiples to our operating performance. The multiples are derived from comparable publicly traded companies with similar operating and profitability characteristics. Additionally, we reconcile the total of the estimated fair values of all our reporting units to our market capitalization to determine if the sum of the individual fair values is reasonable compared to the external market indicators.
If the carrying value of the reporting unit is higher than its fair value then an indication of impairment may exist and a second step must be performed to measure the amount of impairment. The amount of impairment is determined by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of the goodwill calculated in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill, then an impairment charge for the difference would be recorded.
For non-amortizing intangible assets, we generally estimate fair value by applying an estimated market royalty rate to projected revenues and discounted using a weighted-average cost of capital that reflects current market conditions.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 2010
We recorded an impairment charge to goodwill of $85.8 million ($79.4 million after taxes). We also recorded impairment charges of $41.2 million ($25.2 million after taxes) related to trade names and trademarks. These are non-cash charges. We reviewed our position in the healthcare construction market place and our business development strategy. Based on our review of industry data, it was noted that our Design-Build and Development segment had lost market share in each of the last two years. As a result, we lowered our expected future Design-Build and Development cash flows, which lowered the valuation of the reporting unit and caused the impairment charges. Due to decreases in market share, changes in our brand name, and decreased emphasis on branding, we have valued our acquired trade names and trademarks at zero as of December 31, 2010. We used a weighted-average cost of capital of 14.0%. We also evaluated our amortizing intangible assets and concluded no impairment existed for those assets.
The following table presents information about our goodwill and certain intangible assets measured at fair value as of December 31, 2010 (in thousands):

		Fair Value Measurement
Description	Recorded Value	Level 1	Level 2	Level 3	Total Losses
Goodwill	$22,882	$—	$—	$22,882	$(85,801)
Design-build customer relationships	1,153	—	—	1,161	—
Trade names and trademarks	—	—	—	—	(41,240)
Design-build signed contracts	—	—	—	2,130	—
Design-build proposals	—	—	—	938	—

	$24,035	$—	$—	$27,111	$(127,041)

See Note 2 to these Consolidated Financial Statements for a discussion of our accounting policy regarding the fair value of financial and non-financial assets.
Goodwill and trade names and trademarks are not amortized. The following table shows the change in carrying value related to goodwill and trade names and trademarks intangible assets for the year ended December 31, 2010 (in thousands):

		Accumulated	Net
	Gross Amount	Impairment	Carrying Value
Goodwill as of January 1, 2010	$180,438	$(71,755)	$108,683
Impairment losses	—	(85,801)	(85,801)

Goodwill as of December 31, 2010	$180,438	$(157,556)	$22,882

Trade names and trademarks as of January 1, 2010	$75,968	$(34,728)	$41,240
Impairment losses	—	(41,240)	(41,240)

Tradenames and trademarks as of December 31, 2010	$75,968	$(75,968)	$—

Amortizing intangible assets consisted of the following for the year ended December 31, 2010 (in thousands):

		Accumulated	Net
	Gross Amount	Amortization	Carrying Value
In place lease value and deferred leasing costs	$43,284	$(30,721)	$12,563
Ground leases	3,776	(650)	3,126
Property management contracts	2,097	(763)	1,334
Design-build customer relationships	1,789	(636)	1,153
Above market tenant leases	1,559	(1,134)	425
Design-build signed contracts	13,253	(13,253)	—
Design-build proposals	2,129	(2,129)	—

Total amortizing intangible assets	$67,887	$(49,286)	$18,601

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amortization expense related to intangibles for the year ended December 31, 2010 was $6.0 million. We expect to recognize amortization expense from the amortizing intangible assets as follows (in thousands):

For the years ending:
2011	3,722
2012	2,732
2013	1,805
2014	1,660
2015	1,190
Thereafter	7,492

$18,601

For the year ended December 31, 2009
An interim review of the Design-Build and Development’s intangible assets was performed on March 31, 2009, and as a result of that review we recorded an impairment charge to goodwill of $71.8 million. We also recorded impairment charges of $34.7 million ($21.2 million after taxes) related to trade names and trademarks and $14.4 million ($8.8 million after taxes) related to the amortizing intangibles of proposals and customer relationships. These are non-cash charges. The impairment charges were due to decline in our stock price, a decline in the cash flow multiples for comparable public engineering and construction companies, and changes in our cash flow projections resulting from a decline in backlog and delays and cancellations of client building projects. We used a weighted-average cost of capital of 14.5% and an estimated royalty rate of 2.0%.
The following table presents information about the Company’s goodwill and certain intangible assets measured at fair value as of March 31, 2009 (in thousands):

		Fair Value Measurement
Description	Recorded Value	Level 1	Level 2	Level 3	Total Losses
Goodwill	$108,683	$—	$—	$108,683	$(71,755)
Trade names and trademarks	41,240	—	—	41,240	(34,728)
Design-build proposals	2,129	—	—	2,129	(1,833)
Design-build customer relationships	1,789	—	—	1,789	(12,604)
Design-build signed contracts	1,398	—	—	5,281	—

	$155,239	$—	$—	$159,122	$(120,920)

See Note 2 to these consolidated financial statements for a discussion of the Company’s accounting policy regarding the fair value of financial and non-financial assets.
We performed an annual review of goodwill, non-amortizing assets, and amortizing assets for impairment as of December 31, 2009 and concluded that no impairment existed. The following table shows the changes in carrying value for our goodwill and certain intangible assets from the measurement date of March 31, 2009 to December 31, 2009 (in thousands):

	Recorded Value	Amortization for the	Recorded Value
	as of	Nine Months Ended	as of
	March 31, 2009	December 31, 2009	December 31, 2009
Goodwill	$108,683	n/a	$108,683
Trade names and trademarks	41,240	n/a	41,240
Design-build proposals	2,129	$(340)	1,789
Design-build customer relationships	1,789	(144)	1,645
Design-build signed contracts	1,398	(1,398)	—

	$155,239	$(1,882)	$153,357

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill and trade names and trademarks are not amortized. The following table shows the change in carrying value related to goodwill and trade names and trademarks intangible assets for the year ended December 31, 2009 (in thousands):

		Accumulated	Net
	Gross Amount	Impairment	Carrying Value
Goodwill as of January 1, 2009	$180,438	$—	$180,438
Impairment losses	—	(71,755)	(71,755)

Goodwill as of December 31, 2009	$180,438	$(71,755)	$108,683

Trade names and trademarks as of January 1, 2009	$75,968	$—	$75,968
Impairment losses	—	(34,728)	(34,728)

Tradenames and trademarks as of December 31, 2009	$75,968	$(34,728)	$41,240

Amortizing intangible assets consisted of the following for the year ended December 31, 2009 (in thousands):

		Accumulated	Net
	Gross Amount	Amortization	Carrying Value
In place lease value and deferred leasing costs	$40,666	$(27,512)	$13,154
Ground leases	3,562	(515)	3,047
Design-build proposals	2,129	(340)	1,789
Design-build customer relationships	1,789	(144)	1,645
Property management contracts	2,097	(594)	1,503
Above market tenant leases	1,559	(955)	604
Design-build signed contracts	13,253	(13,253)	—

Total amortizing intangible assets	$65,055	$(43,313)	$21,742

Amortization expense related to intangibles for the year ended December 31, 2009 was $9.1 million.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Debt
Debt consisted of the following (in thousands):

			As of December 31, 2010
	Outstanding as of	Outstanding as of	Stated Interest	Interest		Maturity		Amortization
	December 31, 2010	December 31, 2009	Rate (%)	Rate (%)		Date		(years)
Mortgage loans — wholly-owned properties:
St. Francis CMOB, St. Francis Professional Medical Center	$6,688	$6,870	LIBOR + 1.85	5.17	(1)	6/15/2011		39
St. Francis Medical Plaza (Greenville), St. Francis Women’s	7,184	7,380	LIBOR + 1.85	5.17	(1)	6/15/2011		39
Beaufort Medical Plaza	4,637	4,763	LIBOR + 1.85	5.65	(1)	8/18/2011		39
Mulberry Medical Park	863	923	6.25	6.25		9/15/2011		10
Methodist Professional Center I	25,250	25,466	LIBOR + 1.30	1.56		10/31/2011		30
St. Francis Outpatient Surgery Center	13,000	—	LIBOR + 3.25	3.51		11/29/2011		Interest only
River Hills Medical Plaza	3,445	3,795	LIBOR + 3.75	5.53	(1)	12/22/2011		22
East Jefferson Medical Plaza	11,600	11,600	LIBOR + 3.75	5.55	(1)	1/31/2012		Interest only
Barclay Downs	4,278	4,378	6.50	6.50		11/15/2012		25
Providence Medical Office Building I, II and III	8,067	8,327	6.12	6.12		1/12/2013		25
One Medical Park	4,852	5,095	5.93	5.93		11/1/2013		20
Three Medical Park	7,455	7,673	5.55	5.55		3/25/2014		25
Medical Arts Center of Orangeburg	2,259	2,365	LIBOR + 3.25	6.00	(2)	5/5/2014		20
Lancaster Rehabilitation Hospital	9,463	9,621	6.71	6.71		6/26/2014		25
Lancaster Rehabilitation Hospital	2,084	26	6.79	6.79		6/26/2014		25
Rowan Outpatient Surgery Center	3,148	3,237	6.00	6.00		7/6/2014		25
East Jefferson MOB	8,735	8,968	6.01	6.01		8/10/2014		25
Rocky Mount Kidney Center	962	1,000	6.75	6.75		8/21/2014		15
Randolph Medical Park, Lincoln/Lakemont Family Practice, and Northcross Family Physicians	7,303	7,481	7.00	7.00		10/15/2014		20
Rocky Mount Medical Park	10,279	6,794	LIBOR + 3.50	3.76	(3)	10/22/2014		25
MRMC MOB I	5,905	5,993	7.33	7.33		11/1/2014		25
HealthPartners Medical & Dental Clinics	12,065	4,339	LIBOR + 3.25	6.80	(1)	11/1/2014		22.5	(4)
Copperfield Medical Mall, Harrisburg Medical Mall, Midland Medical Park and Weddington & Internal/Pediatric Medicine	8,017	8,268	LIBOR + 1.50	3.25	(5)	12/15/2014		25
Peerless Crossing Medical Center	7,253	7,354	6.06	6.06		9/1/2016		30
Central NY Medical Center	24,500	24,500	6.22	6.22		7/15/2017		Interest only
Palmetto Health Parkridge	13,500	13,500	5.68	5.68		6/1/2017		Interest only	(6)
Summit Professional Plaza I and II	15,925	15,925	6.18	6.18		9/1/2017		Interest only
Health Park Medical Office Building	6,901	7,000	7.50	7.50		12/1/2019		25
Medical Center Physicians Tower	14,707	8,582	LIBOR + 2.50	6.19	(1)	3/1/2019		25
University Physicians — Grants Ferry	10,408	4,922	LIBOR + 2.25	5.95	(1)	4/20/2019		25	(4)
Roper Medical Office Building	9,281	9,430	7.10	7.10		6/1/2019		25

Total / weighted average mortgages — wholly-owned properties	270,014	235,575		5.31
Secured revolving credit facility:
Tranche I	—	50,000	n/a	n/a		n/a		n/a
Tranche II	30,000	30,000	LIBOR + 1.15	4.26	(1)	3/1/2014	(8)	Interest only
Tranche III	15,000	—	LIBOR + 1.15	1.41		3/1/2014	(8)	Interest only

Total / weighted average secured revolving credit facility	45,000	80,000		3.31
Term Loan	—	50,000	n/a	n/a		n/a		n/a
Consolidated real estate partnerships:
Alamance Regional Mebane Outpatient Center	10,838	12,262	LIBOR + 1.30	1.56		5/1/2011		30
Alamance Regional Mebane Outpatient Center	1,470	1,470	LIBOR + 4.00	4.26		5/1/2011		Interest only
English Road Medical Center	5,162	5,265	6.03	6.03		3/1/2012		25
Lancaster ASC MOB	10,210	10,445	LIBOR + 1.20	5.23	(1)	3/2/2015		25
Woodlands Center for Specialized Medicine	16,610	15,786	LIBOR + 1.50	6.21	(1)	9/26/2018		25
Bonney Lake Medical Office Building	2,937	—	LIBOR + 3.25	3.51	(7)	2/5/2019		25	(4)

Total / weighted average consolidated real estate partnerships	47,227	45,228		4.68

Total / weighted average debt	362,241	410,803
Unamortized premium	62	89

Total / weighted average debt	$362,303	$410,892		4.98

(1)	Represents the fixed rate for floating rate loans that have been swapped to fixed.

(2)	Minimum interest of 6.00%.

(3)	Maximum interest of 6.50%.

(4)	Interest only during construction period.

(5)	Maximum interest of 8.25%; minimum interest of 3.25%.

(6)	Interest only through June 2012. Principal and interest payments from July 2012 through June 2017.

(7)	In February 2011 we entered into a forward starting interest rate swap agreement that effectively fixes the interest rate 6.44% beginning

October 2011, when the construction phase of the loan expires and converts to an amortizing loan.

(8)	In 2011, we amended and restated the Credit Facility thereby extending its maturity.
The LIBOR rate was 0.26% and 0.23% at December 31, 2010 and 2009, respectively. The prime rate was 3.25% at December 31, 2010 and 2009.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Secured Revolving Credit Facility
On March 10, 2008, we amended and restated our existing revolving credit facility, dated November 1, 2005 (the “Credit Facility”). The Credit facility permits us to borrow, subject to borrowing base availability, up to $150.0 million of revolving loans, with sub-limits of $25.0 million for swingline loans and $25.0 million for letters of credit. The Credit Facility is secured by certain of our properties and is guaranteed by certain of our subsidiaries. The Credit Facility matures on March 10, 2011, subject to a one-year extension at our conditional option. We are subject to customary covenants including, but not limited to, (1) affirmative covenants relating to our corporate structure and ownership, maintenance of insurance, compliance with environmental laws and preparation of environmental reports, maintenance of our REIT qualification and listing on the NYSE, (2) negative covenants relating to restrictions on liens, indebtedness, certain investments (including loans and certain advances), mergers and other fundamental changes, sales and other dispositions of property or assets and transactions with affiliates, and (3) financial covenants to be met at all times including a maximum total leverage ratio (70%), maximum real estate leverage ratio (70%), minimum fixed charge coverage ratio (1.50 to 1.00), maximum total debt to real estate value ratio (90%) and minimum consolidated tangible net worth ($45 million plus 85% of the net proceeds of equity issuances issued after the closing date). The interest rate on loans under the Credit Facility equals, at our election, either (1) LIBOR (0.26% as of December 31, 2010) plus a margin of between 95 to 140 basis points based on our leverage ratio (1.15% as of December 31, 2010) or (2) the higher of the federal funds rate plus 50 basis points or Bank of America, N.A.’s prime rate (3.25% as of December 31, 2010).
On March 1, 2011, we amended and restated the Credit Facility. The amended and restated agreement matures in March 2014, with a one-year extension at the Company’s option conditioned upon continued compliance with the representations, warranties and covenants, delivery of updated appraisals of mortgaged properties and payment of a fee to the lenders. The amended and restated agreement permits us to borrow, subject to borrowing base availability, up to $200.0 million of revolving loans, with sub-limits of $25.0 million for swingline loans and $25.0 million for letters of credit. The amended and restated agreement also allows for up to $150.0 million of increased availability (to a total aggregate available amount of $350.0 million), at our option but subject to each lender’s option to increase its commitment. The interest rate on loans under the amended and restated agreement equals, at our election, either (1) LIBOR (0.26% as of December 31, 2010) plus a margin of between 275 to 350 basis points based on our total leverage ratio (3.00% as of March 1, 2011) or (2) the higher of the federal funds rate plus 50 basis points or Bank of America, N.A.’s prime rate (3.25% as of December 31, 2010) plus a margin of between 175 to 250 basis points based on our total leverage ratio (2.00% as of March 1, 2011).
The amended and restated agreement contains customary terms and conditions for credit facilities of this type, including, but not limited to, (1) affirmative covenants relating to our corporate structure and ownership, maintenance of insurance, compliance with environmental laws and preparation of environmental reports, (2) negative covenants relating to restrictions on liens, indebtedness, certain investments (including loans and certain advances), mergers and other fundamental changes, sales and other dispositions of property or assets and transactions with affiliates, maintenance of our REIT qualification and listing on the NYSE or NASDAQ, and (3) financial covenants to be met at all times including a maximum total leverage ratio (65% through March 31, 2013, and 60% thereafter), maximum secured recourse indebtedness ratio, excluding the indebtedness under the Restated Revolving Facility (20%), minimum fixed charge coverage ratio (1.35 to 1.00 through March 31, 2013, and 1.50 to 1.00 thereafter), minimum consolidated tangible net worth ($237.1 million plus 80% of the net proceeds of equity issuances issued after the closing date) and minimum net operating income ratio from properties secured under the Restated Revolving Facility to Restated Revolving Facility interest expense (1.50 to 1.00).
Term Loan
In December 2010, we repaid $50.0 million outstanding under an amended senior secured term facility (the “Term Loan”) in full and there was no amount outstanding as of December 31, 2010.
In June 2009, we and the Term Loan lenders amended the Term Loan and we repaid $50.0 million of the $100.0 million outstanding under the Term Loan. As a result of the amendment, all unamortized Term Loan deferred finance costs and costs paid to the lenders that were party to the amendment were expensed during 2009. The charge to debt extinguishment and interest rate derivative expense was approximately $0.9 million, before income tax benefit. As of December 31, 2009, there was $50.0 million outstanding under the Term Loan.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Scheduled maturities
The mortgages are collateralized by property and principal and interest payments are generally made monthly. Scheduled maturities of mortgages and notes payable under the Credit Facility as of December 31, 2010 are as follows (in thousands):

For the year ending:
2011	$77,443
2012	28,046
2013	15,976
2014	109,212
2015	11,422
Thereafter	120,142

$362,241

As of December 31, 2010, we had $77.4 million of principal and maturity payments related to mortgage notes payable due in 2011. The $77.4 million is comprised of $4.6 million for principal amortization and $72.8 million for maturities. Of the $72.8 million in maturing mortgage notes payable, $12.3 million relates to Alamance Regional Mebane Outpatient Center and can be extended for one year to May 2012. We believe we will be able to refinance or extend the remaining $60.5 million of 2011 balloon maturities as a result of the current loan to value ratios at individual properties and preliminary discussions with lenders.
At December 31, 2010, we believe we were in compliance with all of our loan covenants.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Derivative Financial Instruments
Interest rate swap agreements are utilized to reduce exposure to variable interest rates associated with certain mortgage notes payable, the Credit Facility, and the Term Loan. These agreements involve an exchange of fixed and floating interest payments without the exchange of the underlying principal amount (the “notional amount”). The interest rate swap agreements are reported at fair value in the consolidated balance sheet within “Other assets” or “Other liabilities” and changes in the fair value, net of tax where applicable, are reported in accumulated other comprehensive income (loss) (“AOCI”) exclusive of ineffectiveness amounts. The following table summarizes the terms of the agreements and their fair values at December 31, 2010 and December 31, 2009 (dollars in thousands):

	As of December 31, 2010					December 31, 2010		December 31, 2009
	Notional			Effective	Expiration
Entity/Property	Amount	Receive Rate	Pay Rate	Date	Date	Asset	Liability	Asset	Liability
Cogdell Spencer LP	$30,000	1 Month LIBOR	3.11%	10/15/2008	3/10/2011	$—	$162	$—	$697
St. Francis Community MOB LLC	6,688	1 Month LIBOR	3.32%	10/15/2008	6/15/2011	—	102	—	246
St. Francis Medical Plaza (Greenville)	7,184	1 Month LIBOR	3.32%	10/15/2008	6/15/2011	—	109	—	264
Beaufort Medical Plaza	4,637	1 Month LIBOR	3.80%	8/18/2008	8/18/2011	—	107	—	216
East Jefferson Medical Plaza	11,600	1 Month LIBOR	1.80%	1/15/2009	12/23/2011	—	173	—	121
River Hills Medical Plaza	3,295	1 Month LIBOR	1.78%	1/15/2009	1/31/2012	—	50	—	33
HealthPartners Medical Office Building	11,800	1 Month LIBOR	3.55%	6/1/2010	11/1/2014	—	899	—	186
Lancaster ASC MOB	10,390	1 Month LIBOR	4.03%	3/14/2008	3/2/2015	—	938	—	567
Woodlands Center for Specialized Medicine	16,610	1 Month LIBOR	4.71%	4/1/2010	10/1/2018	—	2,200	—	1,166
Medical Center Physicians Tower	14,707	1 Month LIBOR	3.69%	9/1/2010	3/1/2019	—	921	271	—
University Physicians — Grants Ferry	10,408	1 Month LIBOR	3.70%	10/1/2010	4/1/2019	—	654	217	—
MEA Holdings, LLC	n/a	n/a	n/a	n/a	n/a	—	—	—	2,397

						$—	$6,315	$488	$5,893

The following table shows the effect of our derivative financial instruments designated as cash flow hedges (in thousands):

		Location of Gain or	Gain or (Loss)
		(Loss) Reclassified	Reclassified from
	Gain or (Loss)	from AOCI,	AOCI,
	Recognized in AOCI,	Noncontrolling	Noncontrolling
	Noncontrolling	Interests in	Interests in
	Interests in	Operating	Operating	Location of Gain or	Gain or (Loss)
	Operating	Partnership, and	Partnership, and	(Loss) Recognized —	Recognized —
	Partnership, and	Noncontrolling	Noncontrolling	Ineffective Portion	Ineffective Portion
	Noncontrolling	Interests in Real	Interests in Real	and Amount	and Amount
	Interests in Real	Estate Partnerships	Estate Partnerships	Excluded from	Excluded from
	Estate Partnerships —	into Income —	into Income —	Effectiveness	Effectiveness
	Effective Portion (1)	Effective Portion	Effective Portion (1)	Testing	Testing
For the year ended:

December 31, 2010	$(2,328)	Interest Expense	$(2,390)	Interest rate derivative expense	$(371)

December 31, 2009	$5,185	Interest Expense	$(4,890)	Interest rate derivative expense	$(1,549)

(1)	Refer to the Consolidated Statement of Changes in Equity, which summarizes the activity in Unrealized gain on interest rate swaps, net of tax related to the interest rate swap agreements.
The following tables present information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009, and indicates the fair value hierarchy referenced in Note 2 of these Consolidated Financial Statements of the valuation techniques utilized by us to determine such fair value (in thousands):

	Fair Value Measurements as of
	December 31, 2010
	Total	Level 1	Level 2	Level 3
Liabilities-
Derivative financial instruments	$6,315	$—	$6,315	$—

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The valuation of derivative financial instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The fair values of variable to fixed interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rate forward curves derived from observable market interest rate curves. We incorporate credit valuation adjustments to appropriately reflect both our nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
The MEA Holdings, LLC $100.0 million interest rate swap agreement was designated as a hedge instrument from its inception through June 3, 2009, the date of the $50.0 million repayment and amendment of the Term Loan. The agreement was not designated as a hedge instrument from June 4, 2009, through July 19, 2009. On July 20, 2009, the agreement was re-designated as a hedge instrument and was used to fix the floating rate portion on $50.0 million outstanding under the Term Loan and $50.0 million outstanding under the Credit Facility. On May 19, 2010, we repaid $25.0 million that was outstanding under the Credit Facility. Due to the outstanding one month LIBOR variable rate debt falling to a level that the hedge designation no longer supported, the swap was de-designated on May 19, 2010. The agreement was not designated as a hedge instrument from May 20, 2010, through May 24, 2010. On May 25, 2010, the agreement was re-designated as a hedge instrument and was used to fix the floating rate portion on the $50.0 million outstanding under the Term Loan and $25.0 million outstanding under the Credit Facility. On December 20, 2010, we terminated the $100.0 million interest rate swap agreement and paid a termination fee, inclusive of accrued interest, of $0.6 million.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Commitments and Contingencies
Construction in Progress
Construction in progress at December 31, 2010, consisted of the following (dollars in thousands):

		Estimated	Net Rentable		Estimated
		Completion	Square Feet	Investment	Total
Property	Location	Date	(unaudited)	to Date	Investment

Good Sam MOB Investors, LLC	Puyallup, WA	4Q 2011	80,000	$8,906	$24,700
Bonney Lake MOB Investors, LLC (1)	Bonney Lake, WA	3Q 2011	56,000	10,220	17,700
Land and pre-construction developments			—	3,117	—

			136,000	$22,243	$42,400

(1)	The Company has a 61.7% ownership interest at December 31, 2010.
As of December 31, 2010, we have remaining purchase commitments totaling $0.6 million to be paid during 2011 and none thereafter.
Operating Leases
We make payments under operating lease agreements relating to building leases, equipment leases, and ground and air rights leases related to many of our properties. Rent expense for the year ended December 31, 2010 was $6.0 million. Future minimum lease commitments under these leases are as follows:

For the year ending:
2011	$5,836
2012	5,276
2013	4,499
2014	4,421
2015	4,342
Thereafter	40,214

$64,588

Many of the ground and air rights leases effectively limit our control over various aspects of the operation of the applicable building, restrict our ability to transfer the building and allow the lessor the right of first refusal to purchase the building and improvements. All the ground and air rights leases provide for the property to revert to the lessor for no consideration upon the expiration of the ground and air rights lease. Many of the ground and air rights leases have extension options. At December 31, 2010, we hold 31 ground and air rights leases that are due to expire between the years 2017 and 2062.
Tax Protection Agreements
In connection with the formation of the Operating Partnership, we entered into a tax protection agreement with the former owners of each contributed property who received limited partnership units in the Operating Partnership.
Pursuant to these agreements, we will not sell, transfer or otherwise dispose of any of the properties (each a “protected asset”) or any interest in a protected asset prior to the eighth anniversary of our initial public offering, which was in 2005, unless:
•
a majority-in-interest of the former holders of interests in the predecessor partnerships or contributing entities (or their successors, which may include us to the extent any OP units have been redeemed or exchanged) with respect to such protected asset consent to the sale, transfer of other disposition; provided, however, with respect to three of the predecessor entities, Cabarrus POB, LLC, Medical Investors I, LLC and Medical Investors III, LLC, the required consent shall be a majority-in-interest of the beneficial owners of interests in the predecessor entities other than Messrs. Cogdell and Spencer and their affiliates; or

•
the Operating Partnership delivers to each such holder of interests, a cash payment intended to approximate the holder’s tax liability related to the recognition of such holder’s built-in gain resulting from the sale of such protected asset; or

•	the sale, transfer or other disposition would not result in the recognition of any built-in gain by any such holder of interests.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Litigation
In the normal course of business, we are subject to claims, lawsuits and legal proceedings. While it is not possible to ascertain with certainty the ultimate outcome of such matters, in our opinion, the liabilities, if any, in excess of amounts provided or covered by insurance, are not expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity.
Indemnities
At times we may be obligated per agreement to indemnify another party with respect to certain matters. Typically, these obligations arise in contracts into which we enter, under which we customarily agree to hold the other party harmless against certain losses arising from breaches of representations, warranties and/or covenants related to such matters as, among others, title to assets, specified environmental matters, qualification to do business, due organization, non-compliance with restrictive covenants, laws, rules and regulations, maintenance of insurance and payment of tax bills due and owing. Additionally, with respect to office lease agreements that are entered into as landlord, we may also indemnify the other party against damages caused by our willful misconduct or negligence associated with the operation and management of the building. Although no assurances with certainty can be made, it is believed that if we were to incur a loss in any of these matters, such loss would not have a material effect on our financial condition or results of operations. Historically, payments made with regard to these agreements have not had a material effect on our financial condition or results of operations.
Employees
We have employment agreements with certain of our executive officers, the terms of which expire at various times through 2013. Such agreements, which have been revised from time to time, provide for salary amounts and cash and equity incentive bonuses that are payable if specified annual management goals or project completions are attained. The aggregate commitment for future salaries at December 31, 2010, excluding bonuses, was approximately $2.7 million.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Equity
Preferred Shares
There are 2.6 million shares of 8.500% Series A cumulative redeemable perpetual preferred stock outstanding at December 31, 2010. The Series A preferred shares have no stated maturity and are not subject to any sinking fund or mandatory redemption. Upon certain circumstances upon a change of control, the Series A preferred shares are convertible to common shares. Holders of Series A preferred shares generally have no voting rights, except under limited conditions, and holders are entitled to receive cumulative preferential dividends. Dividends are payable quarterly in arrears on the first day of March, June, September, and December.
Common Shares and Units
An OP Unit and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. An OP Unit may be tendered for redemption for cash, however, we have sole discretion and the authorized common stock to exchange for shares of common stock on a one-for-one basis.
LTIP units are a special class of partnership interests in the Operating Partnership. Each LTIP unit awarded will be deemed equivalent to an award of one common share under the 2005 and 2010 long-term stock incentive plans, reducing the availability for other equity awards on a one-for-one basis. The vesting period for LTIP units, if any, will be determined at the time of issuance. Cash distributions on each LTIP unit, whether vested or not, will be the same as those made on the OP Units. Under the terms of the LTIP units, the Operating Partnership will revalue for tax purposes its assets upon the occurrence of certain specified events, and any increase in valuation from the time of grant until such event will be allocated first to the holders of LTIP units to equalize the capital accounts of such holders with the capital accounts of OP unitholders. Subject to any agreed upon exceptions, once vested, LTIP units are convertible into OP Units in the Operating Partnership on a one for one basis.
As of December 31, 2010, there were 58.4 million OP Units outstanding, of which 50.9 million, or 87.1%, were owned by us and 7.5 million, or 12.9%, were owned by other partners, including certain directors, officers and other members of executive management. As of December 31, 2010, the fair market value of the OP Units not owned by us was $43.6 million, based on a market value of $5.80 per unit, which was the closing stock price of our shares on December 31, 2010.
The following is a summary of changes of our common stock for the years ended December 31, 2010, 2009, and 2008 (in thousands):

	2010	2009	2008
Common stock shares at beginning of period	42,729	17,699	11,948
Issuance of common stock	7,208	23,000	5,608
Conversion of OP Units to common stock	376	2,017	137
Issuance of restricted stock grants	557	13	6

Common stock shares at end of period	50,870	42,729	17,699

The following is net loss attributable to Cogdell Spencer Inc. and the issuance of common stock in exchange for redemptions of OP Units for the years ended December 31, 2010, 2009, and 2008 (in thousands):

	2010	2009	2008
Net loss attributable to Cogdell Spencer Inc. common shareholders	$(104,089)	$(69,728)	$(5,773)
Increase in Cogdell Spencer Inc. additional paid-in capital for the conversion of OP units into common stock	1,959	18,830	1,843

Change from net loss attributable to Cogdell Spencer Inc. common shareholders and transfers from noncontrolling interests	$(102,130)	$(50,898)	$(3,930)

Dividends and Distributions
During 2010, we paid four quarterly dividends of $0.10 per share or unit, totaling $0.40 per share or unit for the year. These quarterly distributions were paid in January, April, July, and October 2010. Total dividends paid to common stockholders during 2010 were $18.6 million. Total distributions paid to OP Unitholders, excluding inter-company distributions, during 2010 totaled $3.2 million.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On December 17, 2010, we announced that our Board of Directors had declared a quarterly dividend of $0.10 per share and operating partnership unit that was paid in cash on January 19, 2011 to holders of record on December 27, 2010.
On February 1, 2011, we announced that our Board of Directors had declared a quarterly dividend of $0.419 per share on our Series A preferred shares for the period from December 20, 2010, the date of original issue, to February 28, 2011. The dividend was paid on March 1, 2011, to shareholders of record on February 15, 2011.
Earnings and profits, which determine the tax treatment of distributions to stockholders, will differ from income reported for financial reporting purposes due to the differences for federal income tax purposes, including, but not limited to, treatment of loss on extinguishment of debt, revenue recognition, compensation expense, and basis of depreciable assets and estimated useful lives used to compute depreciation.
During 2010, we paid four quarterly dividends of $0.10 per share totaling $0.40 per share for the year. The dividends of $0.40 per share are classified for income tax purposes as 82.5% taxable ordinary dividend and 17.5% return of capital. No portion of the dividends constitutes “qualified dividends” eligible for the reduced rates on dividends pursuant to the Jobs and Growth Tax Relief Reconciliation Act of 2003.
Noncontrolling Interests in Real Estate Partnerships
Noncontrolling interests in real estate partnerships at December 31, 2010 and 2009 relate to Rocky Mount MOB, LLC, Mebane Medical Investors, LLC, Cogdell Health Campus MOB, LP, Genesis Property Holdings, LLC, and Bonney Lake MOB Investors, LLC (2010 only). See Note 4 to these Consolidated Financial Statements for additional information regarding our investments in real estate partnerships.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. Income Taxes
TRS Holdings is a taxable entity and its consolidated income tax benefit consisted of the following for the years ended December 31 (in thousands):

	2010	2009	2008

Current:
Federal	$—	$(566)	$3,710
State	—	(131)	710
Deferred tax expense on intersegment profits	67	(2,813)	(7)

Total current	67	(3,510)	4,413

Deferred:
Federal	(14,001)	(15,679)	(4,765)
State	(2,418)	(2,935)	(892)

Total deferred	(16,419)	(18,614)	(5,657)

Income tax benefit	$(16,352)	$(22,124)	$(1,244)

The effective income tax rate is 12.7%, 18.2%, and 39.3% for the years ended December 31, 2010, 2009, and 2008, respectively. The actual tax provision differed from that computed at the federal statutory corporate rate as follows (in thousands):

	2010	2009	2008

Federal tax (benefit) at 35% statutory rate	$(48,480)	$(42,505)	$(1,109)
State income taxes, net of federal benefit	(946)	(1,955)	(71)
Deferred tax expense on intersegment profits	67	(2,813)	(7)
Nondeductible expenses, primarily goodwill	24,534	25,016	72
Valuation allowance	8,718	—	—
Other, net	(245)	133	(129)

Income tax benefit	$(16,352)	$(22,124)	$(1,244)

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below (in thousands):

	2010	2009

Deferred tax assets:
Deferred interest expense	$3,640	$1,433
Net operating loss carryforward	3,309	—
Accrued expenses and other items	2,513	2,942
Intangibles	1,844	—
Allowance for doubtful accounts receivable	1,158	1,071
Unrealized loss on interest rate swap agreement	—	626

Total deferred tax assets	12,464	6,072
Deferred tax liabilities:
Corporate property, plant, and equipment	(1,107)	(765)
Intangibles	(450)	(20,779)
Prepaid expenses	(303)	(250)
Other items	(51)	(271)

Total deferred tax liabilities	(1,911)	(22,065)

Net deferred tax asset (liability) before valuation allowance	10,553	(15,993)
Valuation allowance	(10,553)	—

Net deferred tax liability	$—	$(15,993)

When goodwill is impaired, such impairment is treated as being of permanent in character (meaning it has no effect on deferred taxes) unless the amount that the goodwill is being impaired to is less than the original amount of tax basis in goodwill. If the amount that goodwill is impaired to is less than the original amount of tax basis in the goodwill there will be an adjustment to deferred taxes. As it relates to the impairment in the current period, there is a $6.3 million benefit under the policy described above.
At December 31, 2010, there was $3.6 million of deferred tax assets related to inter-company interest expense, which has an unlimited carryforward period, $2.6 million related to federal net operating loss carryforwards that will expire in 2030, and $0.7 million related to state net operating loss carryforwards that will expire between 2015 and 2030.
TRS Holdings has experienced cumulative losses over the past three years. Consequently, significant negative objective evidence exists as to the realizability of the deferred tax assets. As a result, a full valuation allowance has been recorded against net deferred tax assets as it is more likely than not that these net deferred tax assets will not be realized. To the extent that TRS Holdings generates taxable income, the valuation allowance may be reduced to fully or partially offset the corresponding income tax expense. Any remaining deferred tax asset valuation allowance may ultimately reverse through income tax expense when TRS Holdings can demonstrate a sustainable return to profitability that would lead management to conclude that it is more likely than not that the deferred tax asset will be utilized.
There was an insignificant amount of penalties or interest recorded during the years ended December 31, 2010, 2009, and 2008. We have an insignificant amount of unrecognized tax benefits. For tax years 2007, 2008, 2009, and 2010, the United States federal and state tax returns are open for examination.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Incentive and Share-Based Compensation
Our 2005 and 2010 Long-Term Stock Incentive Plans (“Incentive Plans”) provides for the grant of incentive awards to employees, directors and consultants to attract and retain qualified individuals and reward them for superior performance in achieving the Company’s business goals and enhancing stockholder value. Awards issuable under the incentive award plan include stock options, restricted stock, dividend equivalents, stock appreciation rights, LTIP units, cash performance bonuses and other incentive awards. Only employees are eligible to receive incentive stock options under the incentive award plan. We have reserved a total of 2,512,000 shares of common stock for issuance pursuant to the incentive award plan, subject to certain adjustments set forth in the plan. Each LTIP unit issued under the incentive award plan will count as one share of stock for purposes of calculating the limit on shares that may be issued under the plan. A total of 997,738 shares of common stock are available for future grant under the Incentive Plans at December 31, 2010.
We recognized total compensation expenses of $1.6 million, $1.7 million, and $1.3 million for the years ended December 31, 2010, 2009, and 2008, respectively.
In September 2010, we issued 447,094 shares of restricted common stock to Mr. Braun as a performance award grant. The restricted common stock vests, subject to the satisfaction of pre-established performance measures, 100% on December 31, 2013, or earlier if Mr. Braun is terminated without cause. The grant date for accounting purposes and the grant date fair value will be established in the future when the Compensation Committee and Mr. Braun mutually agree upon, and subject to the approval by our Board of Directors, the performance criteria. The grant date fair value will be determined at that time and the related compensation expense will be amortized over the vesting period. The Compensation Committee and Mr. Braun expect to establish the performance criteria on or before April 30, 2011.
In March 2008, we issued an aggregate 156,740 LTIP units, of which 20%, or 31,347, vested upon issuance. The remaining 80% will vest if, and when, we achieve certain performance standards as provided in the awards. The one time award was granted in recognition of the role played by certain employees in guiding us through the acquisition of MEA Holdings, Inc. The LTIP units were valued at $15.72 per unit, which was our closing stock price on the grant date. Any portions of the unvested LTIP units that are not vested as of December 2015 are forfeited. During 2010, 48,738 LTIP units vested in connection with Mr. Spencer’s retirement agreement. During 2008, 7,524 LTIP units were forfeited due to a termination of employment. We have assessed the probability of the performance conditions being achieved and have recorded no compensation expense in 2009 and 2010 related to these awards.
The following is a summary of restricted stock and LTIP unit activity for the year ended December 31, 2010 (in thousands, except weighted average grant price):

			Weighted
	Restricted		Average
	Stock	LTIP Units	Grant Price
Unvested balance at January 1, 2010	5	120	$15.43
Granted	110	134	6.44
Vested	(40)	(188)	8.72
Forfeited	—	(1)	15.72

	75	65	$10.69
Approved for grant	447	—		(a)

Unvested balance at December 31, 2010	522	65	n/a

(a)
Grant date fair value will be determined when the related performance criteria have been mutually agreed upon by the Compensation Committee and Mr. Braun and approved by our Board of Directors, which is expected on or before April 30, 2011.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The outstanding unvested awards as of December 31, 2010 are scheduled to vest as follows (in thousands), subject where applicable to the achievement of performance targets. As described above, certain performance targets are not yet established.

	Restricted	LTIP
Vesting Date	Stock	Units
2011	—	—
2012	—	—
2013	522	—
2014	—	—
2015	—	65

Total	522	65

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. 401(k) Savings Plans
We sponsor a 401(k) plan covering substantially all of our corporate and Property Operations employees. The plan provides for matching as well as profit-sharing contributions. Profit-sharing contributions are made at our management’s discretion and are allocated to participants based on their level of compensation. Profit-sharing contributions were not paid in 2010, 2009, or 2008. We matched 0% of the employees’ contributions to the plan in 2010 and matched 100% of the employees’ contributions to the plan up to a maximum of 4% of compensation in 2009 and 2008. The 401(k) matching expense for the year ended December 31, 2010 was zero and for the years ended December 31, 2009 and 2008 were approximately $0.1 million.
We sponsor a 401(k)/profit sharing plan covering substantially all of our Design-Build and Development salaried employees. We determine the contribution to the plan annually and are limited, by law, to 25% of the annual aggregate compensation of those employees eligible for participation in the plan. There were no profit sharing contributions made during the year ended 2010 or 2009. The total expense charged to “Costs related to contract and other revenues” and “Selling, general, and administrative expenses” for this plan for the year ended December 31, 2009 was approximately $0.7 million and $0.2 million, respectively, and for the year ended December 31, 2008 was approximately $2.7 million and $0.8 million, respectively.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. Related Party Transactions
The Fork Farm, a working farm owned by our Chairman and founder, periodically hosts events on our behalf. Charges of less than $25,000 for each year ended December 31, 2010, 2009, and 2008 are reflected in “Selling, general, and administrative” expenses in the consolidated statement of operations.
We had certain design-build contracts for the construction of healthcare facilities with certain entities in which Mr. Lubar, a member of our Board of Directors, had an indirect ownership interest and was a director. Mr. Lubar resigned as an officer of the entity in 2008. In addition, Mr. Ransom, a member of the Board of Directors and an employee, and certain members of senior management have a direct ownership in the entities. The total contract amount is $30.7 million and construction was in process at the time we acquired our Design-Build and Development operations. During 2008, construction was completed on one medical facility. For the year ended December 31, 2008, the Company recognized $16.0 million of revenue and at December 31, 2008 had accounts receivable of $2.1 million and billings in excess of costs and estimated earnings on uncompleted contracts of $2.1 million related to both projects. During 2009, construction was completed on the second medical facility and the Company recognized $3.0 million in 2009. As of December 31, 2009, the Company had no accounts receivable or billings in excess of costs and estimated earnings on uncompleted contracts. There was no activity related to these projects during the year 2010.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. Additional Information
During 2010, we incurred a $2.5 million charge, net of tax benefit, related to the retirement of our Chief Executive Officer and a $1.5 million charge related to the retirement of a member of senior management, Mr. Cogdell, in accordance with their employment agreements. These expenses are included in selling, general and administrative in the consolidated statement of operations.
During 2009, we explored a range of strategic alternatives that included: an assessment of potential change of control transactions; asset dispositions and acquisitions; business and portfolio combinations; debt financings and refinancings. For the year ended December 31, 2009, the selling, general and administrative expense associated with this exercise totaled approximately $2.6 million and included fees for consultants, accountants, attorneys, and other service providers.
During 2008, we incurred after-tax restructuring and severance charges of $1.3 million related to severance paid to a member of the senior management team and severance and restructuring due to a planned reduction in force that was announced in 2008 and occurred in 2009. This expense is included in selling, general and administrative in the consolidated statement of operations.

COGDELL SPENCER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. Selected Quarterly Financial Information (unaudited)
The tables below reflect our selected quarterly information for the years ended December 31, 2010 and 2009 (in thousands, except per share amounts).

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2010	2010	2010	2010

Total revenue	$48,498	$39,309	$37,009	$57,602

Income (loss) from continuing operations available to Cogdell Spencer Inc. common shareholders	$(93,515)	$(1,838)	$(12,267)	$3,301

Income (loss) from discontinued operations available to Cogdell Spencer Inc. common shareholders	—	—	246	(15)

Net income (loss) available to Cogdell Spencer Inc. common shareholders	$(93,515)	$(1,838)	$(12,021)	$3,286

Per share — basic and diluted:
Net income (loss) per common share available to Cogdell Spencer Inc. common shareholders	$(1.84)	$(0.04)	$(0.26)	$0.08

Weighted average shares — basic and diluted	50,745	50,083	46,111	42,768

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2009

Total revenue	$51,296	$51,313	$57,376	$69,616

Income (loss) from continuing operations available to Cogdell Spencer Inc. common shareholders	$2,956	$1,281	$(2,285)	$(70,189)
Loss from discontinued operations available to Cogdell Spencer Inc. common shareholders	(1,400)	(33)	(30)	(29)

Net income (loss) available to Cogdell Spencer Inc. common shareholders	$1,556	$1,248	$(2,315)	$(70,218)

Per share — basic and diluted:
Net income (loss) per common share available to Cogdell Spencer Inc. common shareholders	$0.04	$0.03	$(0.09)	$(3.90)

Weighted average shares — basic and diluted	42,615	42,539	27,088	17,995

COGDELL SPENCER INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

						Cost
				Initial Costs (I)		Capitalized	Gross Amount at Which Carried at
					Building and	Subsequent to	December 31, 2010				Date
					Improvements	Acquisition or		Building and		Accumulated	Constructed		Date
Property Name	Location	Encumbrances		Land	(A)	Development	Land	Improvements (A)	Total (B)	Depreciation	(C)		Acquired

Verdugo Hills Professional Bldg I	California	(H	)	$1,218	$8,228	$1,644	$1,226	$9,864	$11,090	$2,701	1972		2006
Verdugo Hills Professional Bldg II	California	(H	)	3,531	8,915	1,295	3,555	10,186	13,741	2,243	1987		2006
Woodlands Center for Specialized Med (J)	Florida	16,610		4,038	18,443	56	4,038	18,499	22,537	692	2009	(K)	2008	(K)
Augusta POB I	Georgia	(H	)	259	8,431	2,487	260	10,917	11,177	2,837	1978		2005
Augusta POB II	Georgia	(H	)	602	10,646	851	605	11,494	12,099	3,309	1987		2005
Augusta POB III	Georgia	(H	)	339	3,986	393	341	4,377	4,718	1,283	1994		2005
Augusta POB IV	Georgia	(H	)	551	4,672	533	554	5,202	5,756	1,527	1995		2005
Summit Professional Plaza I	Georgia	5,096		1,180	6,021	15	1,181	6,035	7,216	755	2004		2007
Summit Professional Plaza II	Georgia	10,829		2,000	12,684	199	2,001	12,882	14,883	1,418	1998		2007
Methodist Professional Center One	Indiana	25,250		—	37,830	3,038	—	40,868	40,868	7,728	1985		2006
OLBH Same Day Surgery Ctr, MOB, Garage	Kentucky	(H	)	—	13,938	208	—	14,146	14,146	3,437	1997		2005
East Jefferson Medical Plaza	Louisiana	11,600		—	16,525	154	—	16,679	16,679	1,812	1996		2008
East Jefferson MOB	Louisiana	8,734		—	12,239	1,012	—	13,251	13,251	3,440	1985		2005
Health Partners Medical & Dental Clinics	Minnesota	12,065		2,343	12,737	—	2,343	12,737	15,080	305	2010	(K)	2009	(K)
University Physicians — Grants Ferry	Mississippi	10,408		1,787	11,571	—	1,787	11,571	13,358	249	2010	(K)	2009	(K)
Central New York Medical Center and Garage	New York	24,500		2,112	32,700	199	2,113	32,898	35,011	3,154	1997		2007
Alamance Regional Mebane Outpatient Ctr (J)	North Carolina	12,308		—	15,757	2,194	—	17,951	17,951	1,695	2008	(K)	2007	(K)
Barclay Downs	North Carolina	4,278		2,084	3,363	421	2,097	3,771	5,868	1,769	1987		2005
Birkdale II	North Carolina	(H	)	142	992	65	142	1,057	1,199	290	2001		2005
Birkdale Wellness, Bldgs C, D, E	North Carolina	(H	)	1,087	5,829	212	1,095	6,033	7,128	1,745	1997		2005
Copperfield Medical Mall	North Carolina	(D	)	1,380	4,047	125	1,389	4,163	5,552	1,776	1989		2005
East Rocky Mount Kidney Center	North Carolina	(H	)	260	1,194	15	261	1,208	1,469	391	2000		2005
English Road Medical Center (J)	North Carolina	5,162		228	4,990	56	228	5,046	5,274	2,126	2002		2006
Gaston Professional Center, Gaston Ambulatory Surgery Center, Gaston Parking	North Carolina	(H	)	—	21,358	1,910	—	23,268	23,268	10,874	1997		2005
Gateway Medical Office Building	North Carolina	(H	)	—	9,281	1,563	—	10,844	10,844	2,958	2005		2005
Harrisburg Family Physicians	North Carolina	—		270	509	102	271	610	881	269	1996		2005
Harrisburg Medical Mall	North Carolina	(D	)	441	1,722	18	443	1,738	2,181	572	1997		2005
Lincoln/Lakemont Family Practice Center	North Carolina	(I	)	270	1,025	288	271	1,312	1,583	553	1998		2005
Mallard Crossing Medical Park	North Carolina	(H	)	1,256	4,626	547	1,266	5,163	6,429	1,468	1997		2005
Medical Arts Building	North Carolina	(H	)	—	7,446	1,047	—	8,493	8,493	2,101	1997		2005

COGDELL SPENCER INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

						Cost
				Initial Costs (I)		Capitalized	Gross Amount at Which Carried at
					Building and	Subsequent to	December 31, 2010				Date
					Improvements	Acquisition or		Building and		Accumulated	Constructed		Date
Property Name	Location	Encumbrances		Land	(A)	Development	Land	Improvements (A)	Total (B)	Depreciation	(C)		Acquired

Midland Medical Park	North Carolina	(D	)	288	1,134	302	289	1,435	1,724	490	1998		2005
Mulberry Medical Park	North Carolina	863		—	2,283	273	—	2,556	2,556	995	1982		2005
Northcross Family Physicians	North Carolina	(I	)	270	498	148	271	645	916	284	1993		2005
Randolph Medical Park	North Carolina	(I	)	1,621	5,366	2,521	1,631	7,877	9,508	2,607	1973		2005
Rocky Mount Kidney Center	North Carolina	962		198	1,366	72	199	1,437	1,636	472	1990		2005
Rocky Mount Medical Park	North Carolina	10,279		982	9,854	4,054	990	13,900	14,890	3,745	1991		2005
Rowan Outpatient Surgery Center	North Carolina	3,147		399	4,666	39	401	4,703	5,104	1,184	2003		2005
Weddington Internal & Pediatric Medicine	North Carolina	(D	)	489	838	23	491	859	1,350	315	2000		2005
Lancaster ASC MOB (J)	Pennsylvania	10,210		—	12,859	1,515	—	14,374	14,374	3,037	2007	(K)	2006	(K)
Lancaster Rehabilitation Hospital	Pennsylvania	11,547		—	11,748	2,009	—	13,757	13,757	1,386	2007	(K)	2006	(K)
200 Andrews	South Carolina	(H	)	—	2,663	1,241	—	3,904	3,904	1,157	1994		2005
Beaufort Medical Plaza	South Carolina	4,637		—	7,399	174	—	7,573	7,573	1,515	1999		2005
Carolina Forest Medical Plaza	South Carolina	(H	)	—	7,416	160	—	7,576	7,576	1,441	2007	(K)	2006	(K)
Mary Black Westside Medical Office Bldg	South Carolina	(H	)	—	3,922	819	—	4,741	4,741	1,123	1991		2006
Medical Arts Center of Orangeburg	South Carolina	2,259		605	4,172	468	608	4,637	5,245	1,288	1984		2005
One Medical Park	South Carolina	4,852		—	8,767	1,118	—	9,885	9,885	2,238	1984		2005
Palmetto Health Parkridge	South Carolina	13,500		—	16,353	1,718	—	18,071	18,071	2,593	2003		2006
Providence MOB I	South Carolina	(E	)	—	5,152	184	1	5,335	5,336	1,285	1979		2005
Providence MOB II	South Carolina	(E	)	—	2,441	430	—	2,871	2,871	513	1985		2005
Providence MOB III	South Carolina	(E	)	—	5,459	617	1	6,075	6,076	1,142	1990		2005
River Hills Medical Plaza	South Carolina	3,445		1,428	4,202	102	1,437	4,295	5,732	1,020	1999		2005
Roper Medical Office Building	South Carolina	9,281		—	11,586	1,962	—	13,548	13,548	3,872	1990		2005
Roper Mount Pleasant Medical Office (Long Point)	South Carolina	(H	)	—	3,320	208	—	3,528	3,528	1,225	2001		2005
St Francis Medical Plaza (Charleston)	South Carolina	(H	)	—	3,792	2,212	—	6,004	6,004	2,883	2003		2005
St. Francis CMOB	South Carolina	(F	)	—	5,934	880	—	6,814	6,814	2,210	2001		2005
St. Francis Medical Plaza (Greenville)	South Carolina	(G	)	—	8,007	497	—	8,504	8,504	1,699	1998		2005
St. Francis Outpatient Surgery Center	South Carolina	13,000			13,772	—		13,772	13,772	217	2001		2010
St. Francis Professional Medical Center	South Carolina	(F	)	—	5,522	1,230	—	6,752	6,752	2,055	1984		2005
St. Francis Women’s	South Carolina	(G	)	—	7,352	713	—	8,065	8,065	1,565	1991		2005
Three Medical Park	South Carolina	7,455		—	10,405	1,878	—	12,283	12,283	2,648	1988		2005
Health Park Medical Office Building	Tennessee	6,901		1,862	13,223	63	1,862	13,286	15,148	1,350	2004		2007
Medical Center Physicians Tower	Tennessee	14,707		—	21,078	—	—	21,078	21,078	719	2010	(K)	2009	(K)
Peerless Crossing Medical Center	Tennessee	7,253		645	8,722	499	645	9,221	9,866	748	2006		2007
MRMC MOB I	Virginia	5,905		970	9,890	1,329	976	11,213	12,189	1,902	1993		2006
St. Mary’s MOB North 6th & 7th floor	Virginia	—		—	3,880	305	—	4,185	4,185	741	1968		2008

Total		$277,043		$37,135	$546,746	$50,410	$37,269	$597,022	$634,291	$119,141

		(L	)

(A)	-	Includes building and improvements, site improvements, furniture, fixtures, and equipment and construction in progress.

(B)	-	The aggregate cost for federal income tax purposes was $638.0 million as of December 31, 2010. Depreciable lives range from 3-50 years.

(C)	-	Represents the year in which the property was placed in service.

(D)	-	Collateral for variable rate mortgage which had a balance of $8 million at December 31, 2010.

(E)	-	Collateral for fixed rate mortgage which had a balance of $8 million at December 31, 2010.

(F)	-	Collateral for variable rate mortgage which had a balance of $6.7 million at December 31, 2010.

(G)	-	Collateral for variable rate mortgage which had a balance of $7.2 million at December 31, 2010.

(H)	-	Collateral for the Credit Facility

(I)	-	Collateral for fixed rate mortgage which had a balance of $7.3 million at December 31, 2010.

(J)	-	A consolidated, less than 100% owned, real estate partnership.

(K)	-	Represents development property, thus Date Acquired reflects the initiation of the first phase of construction and Date Constructed reflects when property began operations.

(L)	-
Total mortgage notes payable on operational properties as of December 31, 2010 was $314 million and the Company had construction financing with a balance of $2.9 million for Bonney Lake Medical Office Building

COGDELL SPENCER INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)
A summary of activity for real estate properties and accumulated depreciation is as follows:

	Year ended	Year ended	Year ended
	December 31, 2010	December 31, 2009	December 31, 2008
Real estate properties:
Balance, beginning of period	$561,124	$531,932	$486,279
Property acquisitions	13,772	—	20,405
Development projects	49,516	22,469	15,757
Purchases of minority interests in Operating Partnership	—	—	121
Improvements	9,879	10,946	9,370
Discontinued Operations	—	(4,223)	—

Balance, end of period	$634,291	$561,124	$531,932

Accumulated depreciation:
Balance, beginning of period	$93,247	$69,285	$44,596
Depreciation	25,894	24,483	24,689
Discontinued Operations	—	(521)	—

Balance, end of period	$119,141	$93,247	$69,285

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control these entities, the disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2010.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our internal control over financial reporting as of December 31, 2010, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Cogdell Spencer Inc.
Charlotte, North Carolina
We have audited the internal control over financial reporting of Cogdell Spencer Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated March 16, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
McLean, Virginia
March 16, 2011

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
As required by Section 303A.12(a) of the NYSE Listing Company Manual, our Chief Executive Officer made his annual certification to the NYSE stating that he was not aware of any violation by our Company of the corporate governance listing standards of the NYSE. In addition, we have filed, as Exhibits to the Annual Report on Form 10-K, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.
Information required by this Item is hereby incorporated by reference to the material appearing in our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2010.
Guidelines
The Board of Directors has adopted a Code of Business Ethics, which applies to all employees, officers and directors, including the principal executive officer, principal financial officer and principal accounting officer, and is posted on our website at www.cogdell.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our Website at the address and location specified above.
The Board of Directors has adopted Corporate Governance Guidelines and charters for its Audit Committee, Compensation Committee and Nominating and Governance Committee, each of which is posted on our Website. Investors may obtain a free copy of the Code of Business Ethics, the Corporate Governance Guidelines or the committee charters by contacting Investor Relations, Cogdell Spencer Inc., 4401 Barclay Downs Drive, Suite 300, Charlotte, North Carolina 28209, Attn: Jaime Buell or by telephoning (704) 940-2900.

Item 11.	Executive Compensation
Information required by this Item is hereby incorporated by reference to the material appearing in our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is hereby incorporated by reference to the material appearing in our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2010 under the captions “Election of Directors — Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.”

Item 13.	Certain Relationships, Related Transactions, and Director Independence
Information required by this Item is hereby incorporated by reference to the material appearing in our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2010.

Item 14.	Principal Accountant Fees and Services
Information required by this Item is hereby incorporated by reference to the material appearing our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2010.
PART IV

Item 15.	Exhibits and Financial Statement Schedules

3.1	Articles of Amendment and Restatement of Cogdell Spencer Inc., incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).

3.2
Articles Supplementary designating Cogdell Spencer Inc.’s 8.500% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, incorporated by reference to Exhibit 3.2 of Cogdell Spencer Inc.’s Registration Statement on Form 8-A (File No. 001-32649).

3.3	Bylaws of Cogdell Spencer Inc., incorporated by reference to Exhibit 3.2 of Cogdell Spencer Inc.’s Registration Statement on Form S-11 (File No. 333-127396).

3.4
Second Amendment to First Amended and Restated Agreement of Limited Partnership of Cogdell Spencer LP, incorporated by reference to Exhibit 10.1 of Cogdell Spencer Inc.’s Current Report on Form 8-K filed with the SEC on December 21, 2010.

3.5
First Amendment to First Amended and Restated Agreement of Limited Partnership of Cogdell Spencer LP., incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

3.6	Amended and Restated Agreement of Limited Partnership of Cogdell Spencer LP, incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).

3.7	Declaration of Trust of CS Business Trust I., incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).

3.8	Declaration of Trust of CS Business Trust II, incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).

4.1	Form of stock certificate, incorporated by reference to Exhibit 4.0 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).

4.2
Form of stock certificate evidencing the 8.500% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, incorporated by reference to Exhibit 4.1 of Cogdell Spencer Inc.’s Registration Statement on Form 8-A (File No. 001-32649).

10.1
Form of Registration Rights Agreement, by and among Cogdell Spencer Inc. and the parties listed on Schedule I thereto, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.2
Cogdell Spencer Inc. 2010 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-32649) filed with the SEC on May 7, 2010 (Items 5.02 and 5.07).

10.3	Form of 2005 Long-Term Stock Incentive Plan. incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).

10.4
Form of Long-Term Stock Incentive Plan Award for employees without employment agreements, incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).

10.5	Form of Cogdell Spencer Inc. Performance Bonus Plan, incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).

10.6
Merger Agreement for Cogdell Spencer Inc., CS Merger Sub LLC and Cogdell Spencer Advisors, Inc. dated August 9, 2005, incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).

10.7	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).

10.8
Amendment to Employment Agreement, dated December 31, 2010, by and between Cogdell Spencer Inc. and James W. Cogdell, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2011.

10.9
Employment Agreement, dated October 21, 2005, by and between Cogdell Spencer Inc. and James W. Cogdell, incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).

10.10
Employment Agreement, dated September 20, 2010, by and between Cogdell Spencer Inc. and Raymond W. Braun, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2010.

10.11	Engagement Letter from the Company to Realty Capital International Inc., incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).

10.12
Irrevocable Exchange and Subscription Agreement by and among James W. Cogdell, Cogdell Spencer Advisors, Inc., Cogdell Spencer LP and Cogdell Spencer Inc., incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).

10.13
Irrevocable Exchange and Subscription Agreement by and among Raymond W. Braun, Cogdell Spencer Advisors, Inc., Cogdell Spencer LP and Cogdell Spencer Inc., incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).

10.14
Form of Irrevocable Exchange and Subscription Agreement for all holders of interests in the Existing Entities, with the exclusion of James W. Cogdell and Raymond W. Braun, incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).

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

10.17
Form of Transaction Agreement by and among Cogdell Spencer Inc., Cogdell Spencer LP, the applicable Existing Entity and CS Merger Sub LLC., incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).

10.18
Form of Cogdell Spencer Inc. 2005 Equity Incentive Plan Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).

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

10.26
Amendment to Agreement and Plan of Merger, dated March 10, 2008, by and among Cogdell Spencer LP, Goldenboy Acquisitions Corp., MEA Holdings, Inc., Marshall Erdman & Associates, Inc., Marshall Erdman Development, LLC, David Pelisek, David Lubar and Scott Ransom, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.27
Escrow Agreement, dated March 10, 2008, by and between Cogdell Spencer LP, David Pelisek, David Lubar, Scott Ransom and Mellon Investor Services LLC, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.28
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

10.35	Amended and Restated Guaranty Agreement, dated as of March 1, 2011, among the Guarantors named therein and Bank of America, N.A., as Agent for the benefit of the Lenders.

10.36
Amended and Restated Credit Agreement, dated March 1, 2011, among the Company, as a Guarantor, Cogdell Spencer LP, as Borrower, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, KeyBank National Association, as Syndication Agent, Branch Banking and Trust Company, Citicorp North America, Inc. and Wells Fargo Bank, National Association, as co-documentation agents, and the other lenders thereto, incorporated by reference to Exhibit 10.2 of Cogdell Spencer Inc.’s Current Report on Form 8-K filed with the SEC on March 7, 2011.

10.37
Employment Agreement, dated as of September 20, 2010, by and between Erdman Company and Scott A. Ransom, incorporated by reference to Exhibit 10.2 of Cogdell Spencer Inc.’s Current Report on Form 8-K filed with the SEC on September 24, 2010.

10.38
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

10.40
Amended and Restated Employment Agreement, dated December 1, 2008, by and between Cogdell Spencer Inc., Cogdell Spencer LP and Charles M. Handy, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2008.

10.41
Separation and Release Agreements, dated July 8, 2008, by and between Cogdell Spencer Inc., Cogdell Spencer LP and Heidi Wilson, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2008.

10.42
Letter Agreement, between Cogdell Spencer Inc. and Frank Spencer, dated May 3, 2010, incorporated by reference to Exhibit 10.2 of Cogdell Spencer Inc.’s Current Report on Form 8-K filed with the SEC on May 3, 2010.

10.43
Award Restricted Stock Award Agreement, effective as of September 24, 2010, by and between Cogdell Spencer Inc. and Raymond William Braun, incorporated by reference to Exhibit 10.3 of Cogdell Spencer Inc.’s Current Report on Form 8-K filed with the SEC on September 24, 2010.

10.44
Performance Award Restricted Stock Award Agreement, effective as of September 24, 2010, by and between Cogdell Spencer Inc. and Raymond William Braun, incorporated by reference to Exhibit 10.4 of Cogdell Spencer Inc.’s Current Report on Form 8-K filed with the SEC on September 24, 2010.

10.45
Subscription Agreement, effective as of September 20, 2010, by and between Cogdell Spencer Inc. and Raymond William Braun, incorporated by reference to Exhibit 10.5 of Cogdell Spencer Inc.’s Current Report on Form 8-K filed with the SEC on September 24, 2010.

14.1	Code of Ethics, incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2005.

21.1	List of Subsidiaries of Cogdell Spencer Inc.

23.1	(1) Consent of Deloitte & Touche LLP.

31.1	(1) Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	(1) Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	(1) Certifications pursuant to Section 1350.

(1)	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGDELL SPENCER INC. Registrant
Date: March 15, 2011	/s/ Raymond W. Braun
Raymond W. Braun
President and Chief Executive Officer (Principal Executive Officer)

Date: March 15, 2011	/s/ Charles M. Handy
Charles M. Handy
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 15, 2011	/s/ James W. Cogdell
James W. Cogdell
Chairman of the Board of Directors

Date: March 15, 2011	/s/ Raymond W. Braun
Raymond W. Braun
President, Chief Executive Officer and Director

Date: March 15, 2011	/s/ John R. Georgius
John R. Georgius
Director

Date: March 15, 2011	/s/ Richard B. Jennings
Richard B. Jennings
Director

Date: March 15, 2011	/s/ Christopher E. Lee
Christopher E. Lee
Director

Date: March 15, 2011	/s/ David J. Lubar
David J. Lubar
Director

Date: March 15, 2011	/s/ Richard C. Neugent
Richard C. Neugent
Director

Date: March 15, 2011	/s/ Scott A. Ransom
Scott A. Ransom
Director

Date: March 15, 2011	/s/ Randolph D. Smoak
Randolph D. Smoak, M.D.
Director