Form 10-Q
period 2011-03-31
Cogdell Spencer Inc.
filed 2011-05-10
CIK 1332896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 51,047,077 shares of common stock, par value $.01 per share, outstanding as of May 4, 2011.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COGDELL SPENCER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	March 31,	December 31,
	2011	2010
Assets
Real estate properties:
Land	$37,269	$37,269
Buildings and improvements	604,443	597,022
Less: Accumulated depreciation	(125,610)	(119,141)

Net operating real estate properties	516,102	515,150
Construction in progress	29,985	22,243

Net real estate properties	546,087	537,393
Cash and cash equivalents	17,235	12,203
Restricted cash	6,784	6,794
Tenant and accounts receivable, net of allowance of $3,071 in 2011 and $3,010 in 2010	10,247	11,383
Goodwill	22,882	22,882
Intangible assets, net of accumulated amortization of $50,329 in 2011 and $49,287 in 2010	18,418	18,601
Other assets	28,162	23,684

Total assets	$649,815	$632,940

Liabilities and equity
Mortgage notes payable	$319,419	$317,303
Revolving credit facility	55,000	45,000
Accounts payable	11,628	11,368
Billings in excess of costs and estimated earnings on uncompleted contracts	2,314	1,930
Other liabilities	43,558	39,819

Total liabilities	431,919	415,420
Commitments and contingencies
Equity:
Cogdell Spencer Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 50,000 shares authorized: 8.5000% Series A Cumulative Redeemable Perpetual Preferred Shares (liquidation preference $25.00 per share), 2,940 and 2,600 shares issued and outstanding in 2011 and 2010, respectively	73,500	65,000
Common stock, $0.01 par value; 200,000 shares authorized, 51,042 and 50,870 shares issued and outstanding in 2011 and 2010, respectively	510	509
Additional paid-in capital	418,374	417,960
Accumulated other comprehensive loss	(2,712)	(3,339)
Accumulated deficit	(295,981)	(287,798)

Total Cogdell Spencer Inc. stockholders’ equity	193,691	192,332
Noncontrolling interests:
Real estate partnerships	6,772	6,452
Operating partnership	17,433	18,736

Total noncontrolling interests	24,205	25,188

Total equity	217,896	217,520

Total liabilities and equity	$649,815	$632,940

See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Revenues:
Rental revenue	$23,054	$21,245
Design-Build contract revenue and other sales	15,241	35,436
Property management and other fees	775	818
Development management and other income	74	103

Total revenues	39,144	57,602
Expenses:
Property operating and management	9,287	8,198
Design-Build contracts and development management	13,013	24,619
Selling, general, and administrative	6,208	5,820
Depreciation and amortization	7,830	8,085

Total expenses	36,338	46,722

Income from continuing operations before other income (expense) and income tax expense	2,806	10,880
Other income (expense):
Interest and other income	178	160
Interest expense	(4,850)	(5,089)
Interest rate derivative expense	—	(15)
Equity in earnings of unconsolidated real estate partnerships	8	3

Total other income (expense)	(4,664)	(4,941)

Income (loss) from continuing operations before income tax expense	(1,858)	5,939
Income tax expense	(18)	(1,726)

Income (loss) from continuing operations	(1,876)	4,213
Loss from discontinued operations	—	(18)

Net income (loss)	(1,876)	4,195

Net income attributable to the noncontrolling interests in real estate partnerships	(200)	(311)
Net (income) loss attributable to the noncontrolling interests in operating partnership	508	(598)
Dividends on preferred stock	(1,562)	—

Net income (loss) attributable to Cogdell Spencer Inc. common shareholders	$(3,130)	$3,286

Per share data — basic and diluted:
Income (loss) from continuing operations attributable to Cogdell Spencer Inc. common shareholders	$(0.06)	$0.08
Loss from discontinued operations attributable to Cogdell Spencer Inc. common shareholders	—	—

Net income (loss) per common share available to Cogdell Spencer Inc. common shareholders	$(0.06)	$0.08

Weighted average common shares — basic and diluted	51,009	42,768

Net income (loss) attributable to Cogdell Spencer Inc. common shareholders:
Continuing operations, net of tax	$(3,130)	$3,301
Discontinued operations	—	(15)

Net income (loss) attributable to Cogdell Spencer Inc. common shareholders	$(3,130)	$3,286

See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(unaudited)

			Cogdell Spencer Inc. Stockholders
					Series A
				Accumulated	Cumulative			Noncontrolling	Noncontrolling
				Other	Redeemable		Additional	Interests in	Interests in
	Total	Comprehensive	Accumulated	Comprehensive	Perpetual	Common	Paid-in	Operating	Real Estate
	Equity	Loss	Deficit	Loss	Preferred Shares	Stock	Capital	Partnership	Partnerships
Balance at December 31, 2010	$217,520		$(287,798)	$(3,339)	$65,000	$509	$417,960	$18,736	$6,452
Comprehensive loss:
Net income (loss)	(1,876)	$(1,876)	(1,568)	—	—	—	—	(508)	200
Unrealized gain on derivative financial instruments	959	959	—	653	—	—	—	128	178

Comprehensive loss	(917)	$(917)	—	—	—	—	—	—	—

Issuance of preferred stock, net of costs	8,204		—	—	8,500	—	(296)	—	—
Conversion of operating partnership units to common stock	—		—	(26)	—	1	409	(384)	—
Restricted stock and LTIP unit grants	427		—	—	—	—	228	199	—
Amortization of restricted stock grants	73		—	—	—	—	73	—	—
Dividends on common stock	(5,053)		(5,053)	—	—	—	—	—	—
Dividends on preferred stock	(1,562)		(1,562)	—	—	—	—	—	—
Distributions to noncontrolling interests	(921)		—	—	—	—	—	(738)	(183)
Contributed equity in real estate partnership	125		—	—	—	—	—	—	125

Balance at March 31, 2011	$217,896		$(295,981)	$(2,712)	$73,500	$510	$418,374	$17,433	$6,772

See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(unaudited)

			Cogdell Spencer Inc. Stockholders
				Accumulated			Noncontrolling	Noncontrolling
				Other		Additional	Interests in	Interests in
	Total	Comprehensive	Accumulated	Comprehensive	Common	Paid-in	Operating	Real Estate
	Equity	Loss	Deficit	Loss	Stock	Capital	Partnership	Partnerships
Balance at December 31, 2009	$247,780		$(164,321)	$(1,861)	$427	$370,593	$37,722	$5,220
Comprehensive income:
Net income	4,195	$4,195	3,286	—	—	—	598	311
Unrealized loss on derivative financial instruments	(1,464)	(1,464)	—	(1,002)	—	—	(184)	(278)

Comprehensive income:	2,731	$2,731	—	—	—	—	—	—

Conversion of operating partnership units to common stock	—		—	(5)	—	158	(153)	—
Restricted stock and LTIP unit grants	333		—	—	1	200	132	—
Dividends on common stock	(4,279)		(4,279)	—	—	—	—	—
Distributions to noncontrolling interests	(1,581)		—	—	—	—	(765)	(816)

Balance at March 31, 2010	$244,984		$(165,314)	$(2,868)	$428	$370,951	$37,350	$4,437

See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Operating activities:
Net income (loss)	$(1,876)	$4,195
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	7,830	8,083
Amortization of acquired above market leases and acquired below market leases, net (including amounts in discontinued operations)	(106)	(110)
Straight-line rental revenue	(466)	(221)
Amortization of deferred finance costs and debt premium	351	392
Provision for bad debts	62	(116)
Deferred income taxes	—	(311)
Deferred tax expense on intersegment profits	16	(165)
Equity-based compensation	500	260
Equity in earnings of unconsolidated real estate partnerships	(8)	(3)
Change in fair value of interest rate swap agreements	—	(274)
Interest rate derivative expense	—	15
Changes in operating assets and liabilities:
Tenant and accounts receivable and other assets	(390)	1,695
Accounts payable and other liabilities	4,371	(2,836)
Billings in excess of costs and estimated earnings on uncompleted contracts	384	(7,836)

Net cash provided by operating activities	10,668	2,768
Investing activities:
Investment in real estate properties	(15,618)	(9,393)
Proceeds from sales-type capital lease	76	76
Purchase of corporate property, plant and equipment	(302)	(126)
Distributions received from unconsolidated real estate partnerships	5	4
Decrease (increase) in restricted cash	10	(155)

Net cash used in investing activities	(15,829)	(9,594)
Financing activities:
Proceeds from mortgage notes payable	3,381	6,424
Repayments of mortgage notes payable	(1,259)	(1,031)
Proceeds from revolving credit facility	10,000	—
Net proceeds from sale of preferred stock	8,204	—
Redemption of non-controlling interests in operating partnership	—	—
Dividends on common stock	(5,046)	(4,279)
Dividends on preferred stock	(1,232)	—
Distributions to noncontrolling interests in Operating Partnership	(675)	(765)
Distributions to noncontrolling interests in real estate partnerships	(183)	(813)
Equity contributions by partners in consolidated real estate partnerships	125	—
Payment of financing costs	(3,122)	(80)

Net cash provided by (used in) financing activities	10,193	(544)

Increase (decrease) in cash and cash equivalents	5,032	(7,370)
Balance at beginning of period	12,203	25,914

Balance at end of period	$17,235	$18,544

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$4,622	$5,289

Cash paid for income taxes	$—	$73

Non-cash investing and financing activities:
Investment in real estate properties included in accounts payable and other liabilities	$699	$1,916
Accrued dividends and distributions	6,384	5,057
Operating Partnership Units converted into common stock	409	158
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
We have two segments: (1) Property Operations and (2) Design-Build and Development. Property Operations owns and manages our properties and manages properties for third parties. Design-Build and Development provides strategic planning, design, construction, development, and project management services for properties owned by the Company and for third parties.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and represent our assets and liabilities and operating results. The condensed consolidated financial statements include our accounts and our wholly-owned subsidiaries as well as our Operating Partnership and its subsidiaries. The condensed consolidated financial statements also include any partnerships for which we or our subsidiaries are the general partner or the managing member and the rights of the limited partners do not overcome the presumption of control by the general partner or managing member. We review our interests in entities to determine if the entity’s assets, liabilities, noncontrolling interests and results of activities should be included in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.
Interim Financial Statements
The condensed consolidated financial statements for the three months ended March 31, 2011 and 2010 are unaudited, but include all adjustments consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in equity and cash flows for such periods. Operating results for the three months ended March 31, 2011 and 2010 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal years of 2011 or 2010 or any other future period. These condensed consolidated financial statements do not include all disclosures required by GAAP for annual consolidated financial statements. Our audited consolidated financial statements are contained in our Annual Report on Form 10-K for the year ended December 31, 2010 and should be read in conjunction with these interim financial statements.
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

Concentrations and Credit Risk
We maintain our cash in commercial banks. Balances on deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to specific limits. Balances on deposit in excess of FDIC limits are uninsured. At March 31, 2011, we had bank cash balances of $9.7 million in excess of FDIC insured limits.
The following table shows our concentration of tenant and accounts receivable and tenant and customer revenues as of and for the three months ended:

	March 31, 2011	March 31, 2010
Customer balances greater than 10% of tenants and accounts receivable	Two	Two
Customer revenues greater than 10% of total revenue	One	Two
Fair Value of Financial Instruments
We define fair value as the exchange price that would be received for certain assets or paid to transfer certain liabilities (an exit price) in the principal or most advantageous market for the certain asset or liability in an orderly transaction between market participants on the measurement date.
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
We do not hold or issue financial instruments for trading purposes. We consider the carrying amounts of cash and cash equivalents, restricted cash, tenant and accounts receivable, accounts payable, and other liabilities to approximate fair value due to the short maturity of these instruments. We have estimated the fair value of debt utilizing present value techniques taking into consideration current market conditions. At March 31, 2011, the carrying amount and estimated fair value of debt was $374.4 million and $378.0 million, respectively. At December 31, 2010, the carrying amount and estimated fair value of debt was $362.3 million and $366.3 million, respectively.
See Note 9 regarding the fair value of our interest rate swap agreements.

3. Investments in Real Estate Partnerships
We have ownership interests in limited liability companies and limited partnerships. The following is a description of those entities as of March 31, 2011:

Real Estate Entity	Entity Holdings	Year Founded	Our Ownership

Consolidated
Anchor Cogdell, LLC	one property	2011	95.0%
Bonney Lake MOB Investors, LLC	one property (under construction)	2009	61.7%
Genesis Property Holdings, LLC	one property	2007	40.0%
Cogdell Health Campus MOB, LP	one property	2006	80.9%
Mebane Medical Investors, LLC	one property	2006	35.1%
Rocky Mount MOB, LLC	one property	2002	34.5%

Unconsolidated
Cogdell Spencer Medical Partners LLC	no assets or liabilities	2008	20.0%
BSB Health/MOB Limited Partnership No. 2	nine properties	2002	2.0%
Shannon Health/MOB Limited Partnership No. 1	ten properties	2001	2.0%
McLeod Medical Partners, LLC	three properties	1982	1.1%
We are the general partner or managing member for all of the real estate partnerships listed above. We also manage the properties owned by these real estate partnerships and may receive design-build revenue, development fees, property management fees, leasing fees, and expense reimbursements from them in the course of our day-to-day operations. For the entities that we consolidate, those revenues and the corresponding expenses are eliminated in our consolidated financial statements.
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

	March 31,	December 31,
	2011	2010
Financial position:
Total assets	$53,613	$53,755
Total liabilities	47,109	47,272
Member’s equity	6,504	6,483

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Results of operations:
Total revenues	$2,771	$3,129
Operating and general and administrative expenses	1,273	1,462
Net income	334	272

4. Acquisitions
In January 2011, we acquired St. Elizabeth Florence Medical Office Building, located in Florence, Kentucky, for $6.2 million. The building is located on campus at St. Elizabeth Florence Hospital and is connected to the hospital by a covered walkway. As of March 31, 2011, the building is 76.1% leased. We own 95% of the joint venture that acquired the building. The following table is a preliminary allocation of the purchase price (in thousands):

Building and improvements	$5,306
Acquired in place lease value and deferred leasing costs	807
Acquired above market leases	53
Acquired below market leases	(16)

Total purchase price allocated	$6,150

5. Business Segments
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

The following tables represent the segment information for the three months ended March 31, 2011 and 2010:

		Design-Build
	Property	and	Intersegment	Unallocated
Quarter ended March 31, 2011	Operations	Development	Eliminations	and Other	Total
Revenues:
Rental revenue	$23,054	$—	$—	$—	$23,054
Design-Build contract revenue and other sales	—	23,784	(8,543)	—	15,241
Property management and other fees	775	—	—	—	775
Development management and other income	—	879	(805)	—	74

Total revenues	23,829	24,663	(9,348)	—	39,144

Certain operating expenses:
Property operating and management	9,287	—	—	—	9,287
Design-Build contracts and development management	—	21,488	(8,475)	—	13,013
Selling, general, and administrative	—	3,776	—	—	3,776

Total certain operating expenses	9,287	25,264	(8,475)	—	26,076

	14,542	(601)	(873)	—	13,068

Interest and other income	164	8	—	6	178
Corporate general and administrative expenses	—	—	—	(2,432)	(2,432)
Interest expense	—	—	—	(4,850)	(4,850)
Income tax expense applicable to funds from operations modified	—	—	—	(18)	(18)
Non-real estate related depreciation and amortization	—	(278)	—	(44)	(322)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	10	—	—	—	10
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(498)	—	—	—	(498)
Dividends on preferred stock	—	—	—	(1,562)	(1,562)

Funds from operations modified (FFOM)	14,218	(871)	(873)	(8,900)	3,574

Amortization of intangibles related to purchase accounting	(42)	(189)	—	—	(231)

Funds from operations (FFO)	14,176	(1,060)	(873)	(8,900)	3,343

Real estate related depreciation and amortization	(7,279)	—	—	—	(7,279)
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	498	—	—	—	498
Dividends on preferred stock	—	—	—	1,562	1,562

Net income (loss)	$7,395	$(1,060)	$(873)	$(7,338)	$(1,876)

Total assets	$595,032	$54,520	$—	$263	$649,815

		Design-Build
	Property	and	Intersegment	Unallocated
Quarter ended March 31, 2010	Operations	Development	Eliminations	and Other	Total
Revenues:
Rental revenue	$21,268	$—	$(23)	$—	$21,245
Design-Build contract revenue and other sales	—	39,200	(3,764)	—	35,436
Property management and other fees	818	—	—	—	818
Development management and other income	—	886	(783)	—	103

Total revenues	22,086	40,086	(4,570)	—	57,602

Certain operating expenses:
Property operating and management	8,198	—	—	—	8,198
Design-Build contracts and development management	—	28,648	(4,029)	—	24,619
Selling, general, and administrative	—	3,889	(23)	—	3,866

Total certain operating expenses	8,198	32,537	(4,052)	—	36,683

	13,888	7,549	(518)	—	20,919

Interest and other income	146	3	—	11	160
Corporate general and administrative expenses	—	—	—	(1,954)	(1,954)
Interest expense	—	—	—	(5,089)	(5,089)
Interest rate derivative expense	—	—	—	(15)	(15)
Income taxes expense applicable to funds from operations modified	—	—	—	(1,965)	(1,965)
Non-real estate related depreciation and amortization	—	(219)	—	(60)	(279)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	6	—	—	—	6
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(616)	—	—	—	(616)
Discontinued operations	16	—	—	(34)	(18)

Funds from operations modified (FFOM)	13,440	7,333	(518)	(9,106)	11,149

Amortization of intangibles related to purchase accounting, net of income tax benefit	(42)	(570)	—	239	(373)

Funds from operations (FFO)	13,398	6,763	(518)	(8,867)	10,776

Real estate related depreciation and amortization	(7,197)	—	—	—	(7,197)
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	616	—	—	—	616

Net income (loss)	$6,817	$6,763	$(518)	$(8,867)	$4,195

Total assets	$554,138	$187,710	$—	$395	$742,243

6. Contracts
Revenue and billings to date on uncompleted contracts, from their inception, are as follows (in thousands):

	March 31,	December 31,
	2011	2010

Costs and estimated earnings on uncompleted contracts	$61,122	$48,394
Billings to date	(61,483)	(49,336)

Net billings in excess of costs and estimated earnings	$(361)	$(942)

The following table shows costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings as included with the consolidated balance sheets (in thousands):

	March 31,	December 31,
	2011	2010

Costs and estimated earnings in excess of billings (1)	$1,953	$988
Billings in excess of costs and estimated earnings	(2,314)	(1,930)

Net billings in excess of costs and estimated earnings	$(361)	$(942)

(1)	Included in “Other assets” in the consolidated balance sheet
At March 31, 2011, we had retainage receivables of $3.8 million, which are included in “Tenant and accounts receivable” in the consolidated balance sheets.

7. Goodwill and Intangible Assets
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
At March 31, 2011 and 2010, we determined no interim review was necessary.
Our goodwill and trade names and trademarks, which are associated with the Design-Build and Development business segment, are not amortized. The following table shows the change in carrying value related to goodwill and trade names and trademarks as of March 31, 2011 (in thousands):

		Accumulated	Net
	Gross Amount	Impairment	Carrying Value
Goodwill	$180,438	$(157,556)	$22,882
Trademarks and tradenames	75,968	(75,968)	—
Amortizing intangible assets consisted of the following for the periods shown (in thousands):

	As of March 31, 2011
			Net
		Accumulated	Carrying
	Gross Amount	Amortization	Value
In place lease value and deferred leasing costs	$44,091	$(31,461)	$12,630
Ground leases	3,776	(687)	3,089
Property management contracts	2,097	(806)	1,291
Design-build customer relationships	1,789	(825)	964
Above market tenant leases	1,612	(1,168)	444
Design-build signed contracts	13,253	(13,253)	—
Design-build proposals	2,129	(2,129)	—

Total amortizing intangible assets	$68,747	$(50,329)	$18,418

Amortization expense related to intangibles for the three months ended March 31, 2011 and 2010 was $1.0 and $1.5 million, respectively. We expect to recognize amortization expense from the amortizing intangible assets as follows (in thousands):

Future
Amortization
For the year ending:	Expense
Remainder of 2011	$2,680
2012	2,732
2013	1,805
2014	1,660
2015	1,190
Thereafter	8,351

$18,418

8. Mortgage Notes Payable and Borrowing Agreements
On March 1, 2011, we amended and restated the secured revolving credit facility (“Credit Facility”). This $200.0 million Credit Facility is held with a syndicate of financial institutions. The Credit Facility is available to fund working capital and for other general corporate purposes; to finance acquisition and development activity; and to refinance existing and future indebtedness. The Credit Facility permits us to borrow, subject to borrowing base availability, up to $200.0 million of revolving loans, with sub-limits of $25.0 million for swingline loans and $25.0 million for letters of credit. As of March 31, 2011, the maximum available borrowing under the Credit Facility was $122.8 million, with $55.0 million drawn, based on 70% of the value of the aggregate property pledged as collateral. We have the ability to increase the availability by pledging additional unencumbered property to the Credit Facility.
The Credit Facility also allows for up to $150.0 million of increased availability (to a total aggregate available amount of $350.0 million), at our request but subject to each lender’s option to increase its commitment. The interest rate on loans under the Credit Facility equals, at our election, either (1) LIBOR (0.24% as of March 31, 2011) plus a margin of between 275 to 350 basis points based on our total leverage ratio (3.00% as of March 31, 2011) or (2) the higher of the federal funds rate plus 50 basis points or Bank of America, N.A.’s prime rate (3.25% as of March 31, 2011) plus a margin of between 175 to 250 basis points based on our total leverage ratio (2.00% as of March 31, 2011).
The Credit Facility contains customary terms and conditions for credit facilities of this type, including, but not limited to, (1) affirmative covenants relating to our corporate structure and ownership, maintenance of insurance, compliance with environmental laws and preparation of environmental reports, (2) negative covenants relating to restrictions on liens, indebtedness, certain investments (including loans and certain advances), mergers and other fundamental changes, sales and other dispositions of property or assets and transactions with affiliates, maintenance of our REIT qualification and listing on the NYSE or NASDAQ, and (3) financial covenants to be met at all times including a maximum total leverage ratio (65% through March 31, 2013, and 60% thereafter), maximum secured recourse indebtedness ratio, excluding the indebtedness under the Credit Facility (20%), minimum fixed charge coverage ratio (1.35 to 1.00 through March 31, 2012, and 1.50 to 1.00 thereafter), minimum consolidated tangible net worth ($237.1 million plus 80% of the net proceeds of equity issuances issued after the closing date at March 1, 2011) and minimum net operating income ratio from properties secured under the Credit Facility to Credit Facility interest expense (1.50 to 1.00). Additionally, provisions in the Credit Facility indirectly prohibit us from redeeming or otherwise repurchasing any shares of our stock, including our preferred stock.
In April 2011, we refinanced a $5.1 million mortgage note payable on the English Road Medical Center property. The principal balance was unchanged and the note matures in April 2016. The interest rate decreased from 6.0% to 5.0% and with monthly principal and interest payments based approximately on a 25-year amortization.
In March 2011, we began construction on a new project located in Duluth, Minnesota. We obtained construction financing with a maximum principal balance of $19.0 million and an interest rate of LIBOR plus 3.25%, with a minimum interest rate of 5.5%. Monthly payments are interest only during the construction period and after construction completion, the monthly payments will be principal and interest based on a 25.0 year amortization. The mortgage note payable matures in September 2016.

Our mortgages are collateralized by property; principal and interest payments are generally made monthly. Scheduled maturities of mortgages and notes payable under the Credit Facility as of March 31, 2011, are as follows (in thousands):

For the year ending:	Total
Remainder of 2011	$76,172
2012	20,025
2013	15,872
2014	119,127
2015	12,490
Thereafter	130,675

$374,361

As of March 31, 2011, we had $76.2 million of principal and maturity payments related to mortgage notes payable due in 2011. The $76.2 million is comprised of $3.4 million for principal amortization and $72.8 million for maturities. Of the $72.8 million in maturing mortgage notes payable, $12.3 million relates to Alamance Regional Mebane Outpatient Center and can be extended for one year to May 2012. We believe that we will be able to refinance or extend the remaining $60.5 million of 2011 balloon maturities as a result of the current loan to value ratios at individual properties and preliminary discussions with lenders. The weighted average interest rate on the debt that matures in 2011 is approximately 3.0%. We expect upon refinancing that the weighted average interest rate on this debt will be greater than 3.0%.
At March 31, 2011, we believe that we were in compliance with all of our loan covenants.
9. Derivative Financial Instruments
Interest rate swap and interest rate cap agreements are utilized to reduce exposure to variable interest rates associated with certain mortgage notes payable. These agreements involve an exchange of fixed and floating interest payments without the exchange of the underlying principal amount (the “notional amount”) or a cap on the referenced rate. The interest rate swap and interest rate cap agreements are reported at fair value in the consolidated balance sheet within “Other assets” or “Other liabilities” and changes in the fair value, net of tax where applicable, are reported in accumulated other comprehensive income (loss) (“AOCI”) exclusive of ineffectiveness amounts. The following table summarizes the terms of our interest rate swap agreements and their fair values at March 31, 2011 and December 31, 2010 (dollars in thousands):

	As of March 31, 2011					March 31, 2011		December 31, 2010
	Notional			Effective	Expiration
Entity/Property	Amount	Receive Rate	Pay Rate	Date	Date	Asset	Liability	Asset	Liability
St. Francis Community MOB LLC	$6,642	1 Month LIBOR	3.32%	10/15/2008	6/15/2011	$—	$52	$—	$102
St. Francis Medical Plaza (Greenville)	7,135	1 Month LIBOR	3.32%	10/15/2008	6/15/2011	—	56	—	109
Beaufort Medical Plaza	4,605	1 Month LIBOR	3.80%	8/18/2008	8/18/2011	—	69	—	107
East Jefferson Medical Plaza	11,600	1 Month LIBOR	1.80%	1/15/2009	12/23/2011	—	135	—	173
River Hills Medical Plaza	3,208	1 Month LIBOR	1.78%	1/15/2009	1/31/2012	—	40	—	50
HealthPartners Medical Office Building	11,742	1 Month LIBOR	3.55%	6/1/2010	11/1/2014	—	770	—	899
Lancaster ASC MOB	10,330	1 Month LIBOR	4.03%	3/14/2008	3/2/2015	—	825	—	938
Bonney Lake MOB Investors LLC	11,505	1 Month LIBOR	3.19%	10/1/2011	10/1/2016	—	243	—	—
Woodlands Center for Specialized Medicine	16,533	1 Month LIBOR	4.71%	4/1/2010	10/1/2018	—	1,939	—	2,200
Medical Center Physicians Tower	14,644	1 Month LIBOR	3.69%	9/1/2010	3/1/2019	—	644	—	921
University Physicians — Grants Ferry	10,361	1 Month LIBOR	3.70%	10/1/2010	4/1/2019	—	457	—	654
Cogdell Spencer LP(1)	n/a	n/a	n/a	n/a	n/a	—	—	—	162

						$—	$5,230	$—	$6,315

(1)	Interest rate swap agreement expired March 10, 2011.

The following table summarizes the terms of the interest rate cap agreement and its fair value at March 31, 2011 and December 31, 2010 (dollars in thousands):

	As of March 31, 2011					March 31, 2011		December 31, 2010
	Notional			Effective	Expiration
Entity/Property	Amount	Reference Rate	Cap Rate	Date	Date	Asset	Liability	Asset	Liability
Rocky Mount Medical Park LP	$10,239	1 Month LIBOR	3.00%	2/1/2011	10/22/2014	$110	—	—	—
The following table shows the effect of our derivative financial instruments designated as cash flow hedges (in thousands):

		Location of Gain or	Gain or (Loss)
		(Loss) Reclassified	Reclassified from
	Gain or (Loss)	from AOCI,	AOCI,
	Recognized in AOCI,	Noncontrolling	Noncontrolling
	Noncontrolling	Interests in	Interests in
	Interests in	Operating	Operating	Location of Gain or	Gain or (Loss)
	Operating	Partnership, and	Partnership, and	(Loss) Recognized -	Recognized -
	Partnership, and	Noncontrolling	Noncontrolling	Ineffective Portion	Ineffective Portion
	Noncontrolling	Interests in Real	Interests in Real	and Amount	and Amount
	Interests in Real	Estate Partnerships	Estate Partnerships	Excluded from	Excluded from
	Estate Partnerships -	into Income -	into Income -	Effectiveness	Effectiveness
	Effective Portion (1)	Effective Portion	Effective Portion (1)	Testing	Testing
For the three months ended:
March 31, 2011	$959	Interest Expense	$(959)	Interest rate derivative expense	$—
March 31, 2010	$(1,464)	Interest Expense	$(254)	Interest rate derivative expense	$(15)

(1)
Refer to the Condensed Consolidated Statement of Changes in Equity, which summarizes the activity in unrealized gain on derivative financial instruments, net of tax related to the interest rate swap and interest rate cap agreements.

The following tables present information about our assets and liabilities measured at fair value on a recurring basis for the dates shown, and indicates the fair value hierarchy referenced in Note 2 of these Condensed Consolidated Financial Statements of the valuation techniques utilized by us to determine such fair value (in thousands):

	Fair Value Measurements as of
	March 31, 2011
	Total	Level 1	Level 2	Level 3
Assets-
Interest rate cap agreement	$110	$—	$110	$—

Liabilities-
Interest rate swap agreements	$(5,230)	$—	$(5,230)	$—

	Fair Value Measurements as of
	December 31, 2010
	Total	Level 1	Level 2	Level 3
Liabilities-
Interest rate swap agreements	$(6,315)	$—	$(6,315)	$—
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

10. Equity
Preferred Shares
There are 2.9 million shares of our 8.500% Series A cumulative redeemable perpetual preferred stock (“Series A preferred shares”) outstanding at March 31, 2011. The Series A preferred shares have no stated maturity and are not subject to any sinking fund or mandatory redemption. Upon certain circumstances upon a change of control, the Series A preferred shares are convertible to common shares. Holders of Series A preferred shares generally have no voting rights, except under limited conditions, and holders are entitled to receive cumulative preferential dividends. Dividends are payable quarterly in arrears on the first day of March, June, September, and December.
The following is a summary of changes of our Series A preferred shares for the periods shown (in thousands):

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Preferred stock shares at beginning of period	2,600	—
Issuance of preferred stock	340	—

Preferred stock shares at end of period	2,940	—

Common Shares and Units
An Operating Partnership Unit (“OP Unit”) and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. An OP Unit may be tendered for redemption for cash, however, we have sole discretion and the authorized common stock to exchange for shares of common stock on a one-for-one basis.
Long Term Incentive Plan (“LTIP”) units are a special class of partnership interests in the Operating Partnership. Each LTIP unit awarded will be deemed equivalent to an award of one common share under the 2005 and 2010 long-term stock incentive plans, reducing the availability for other equity awards on a one-for-one basis. The vesting period for LTIP units, if any, will be determined at the time of issuance. Cash distributions on each LTIP unit, whether vested or not, will be the same as those made on the OP Units. Under the terms of the LTIP units, the Operating Partnership will revalue for tax purposes its assets upon the occurrence of certain specified events, and any increase in valuation from the time of grant until such event will be allocated first to the holders of LTIP units to equalize the capital accounts of such holders with the capital accounts of OP unitholders. Subject to any agreed upon exceptions, once vested, LTIP units are convertible into OP Units in the Operating Partnership on a one for one basis.
As of March 31, 2011, there were 58.5 million OP Units outstanding, of which 51.0 million, or 87.3%, were owned by us and 7.4 million, or 12.7%, were owned by other partners, including certain directors, officers and other members of executive management. As of March 31, 2011, the fair market value of the OP Units not owned by us was $44.1 million, based on a market value of $5.94 per unit, which was the closing stock price of our common shares on March 31, 2011.
The following is a summary of changes of our common stock for the periods shown (in thousands):

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Shares of common stock at beginning of period	50,870	42,729
Conversion of OP Units to common stock	134	29
Restricted stock grants	38	35

Shares of common stock at end of period	51,042	42,793

The following is net income (loss) attributable to Cogdell Spencer Inc. and the issuance of common stock in exchange for redemptions of OP Units for the periods shown (in thousands):

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Net income (loss) attributable to Cogdell Spencer Inc. common shareholders	$(3,130)	$3,286
Increase in Cogdell Spencer Inc. additional paid-in capital for the conversion of OP units into common stock	409	158

Change from net income (loss) attributable to Cogdell Spencer Inc. common shareholders and transfers from noncontrolling interests	$(2,721)	$3,444

Noncontrolling Interests in Real Estate Partnerships
Noncontrolling interests in real estate partnerships at March 31, 2011 and December 31, 2010 relate to the consolidated entities referenced in Note 3 to these Condensed Consolidated Financial Statements. See Note 3 to these Condensed Consolidated Financial Statements for additional information regarding our investments in real estate partnerships.
Dividends and Distributions
On March 11, 2011, we announced that our Board of Directors had declared a quarterly dividend of $0.10 per share and OP Unit that was paid in cash on April 20, 2011 to holders of record on March 25, 2011. The $5.0 million dividend covered our first quarter of 2011. Additionally, distributions declared to OP Unit holders, excluding inter-company distributions, totaled $1.6 million for the first quarter of 2011.
On May 4, 2011, we announced that our Board of Directors declared a quarterly dividend of $0.53125 per share on our Series A preferred shares for the period March 1, 2011 to May 31, 2011. The dividend will be paid on June 1, 2011, to holders of record on May 18, 2011.
11. Incentive and Share-Based Compensation
Our 2005 and 2010 Long-Term Stock Incentive Plans (“Incentive Plans”) provides for the grant of incentive awards to employees, directors and consultants to attract and retain qualified individuals and reward them for superior performance in achieving the Company’s business goals and enhancing stockholder value. Awards issuable under the incentive award plan include stock options, restricted stock, dividend equivalents, stock appreciation rights, LTIP units, cash performance bonuses and other incentive awards. Only employees are eligible to receive incentive stock options under the incentive award plan. We have reserved a total of 2,512,000 shares of common stock for issuance pursuant to the incentive award plan, subject to certain adjustments set forth in the plan. Each LTIP unit issued under the incentive award plan will count as one share of stock for purposes of calculating the limit on shares that may be issued under the plan. A total of 926,861 shares of common stock are available for future grant under the Incentive Plans at March 31, 2011.
We recognized total compensation expenses of $0.2 million for the three months ended March 31, 2011 and 2010.
In September 2010, we issued 447,094 shares of restricted common stock to our President and Chief Executive Officer, Mr. Raymond Braun, as a performance award grant. The restricted common stock vests, subject to the satisfaction of pre-established performance measures, 100% on December 31, 2013, or earlier if Mr. Braun is terminated without cause. The grant date for accounting purposes and the grant date fair value will be established in the future when the Compensation Committee and Mr. Braun mutually agree upon, and subject to the approval by our Board of Directors, the performance criteria. The grant date fair value will be determined at that time and the related compensation expense will be amortized over the vesting period. The Compensation Committee and Mr. Braun expect to establish the performance criteria on or before June 1, 2011.

The following is a summary of restricted stock and LTIP unit activity for the three months ended March 31, 2011 (in thousands, except weighted average grant price):

			Weighted
	Restricted		Average
	Stock	LTIP Units	Grant Price
Unvested balance at January 1, 2011	75	65	$10.69
Granted	17	54	6.01
Vested	(17)	(38)	6.07

	75	81	$10.17
Approved for grant	447	—	(a	)

Unvested balance at March 31, 2011	522	81	n/a

(a)
Grant date fair value will be determined when the related performance criteria have been mutually agreed upon by the Compensation Committee and Mr. Braun and approved by our Board of Directors, which is expected on or before June 1, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Cogdell Spencer Inc. Consolidated Financial Statements and Notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
In January 2011, we acquired St. Elizabeth Florence Medical Office Building, located in Florence, Kentucky, for $6.2 million. The building is located on campus at St. Elizabeth Florence Hospital and is connected to the hospital by a covered walkway. As of March 31, 2011, we had three investment projects under construction totaling approximately 312,000 net rentable square feet with a total estimated investment of approximately $70.2 million.
As of March 31, 2011, we owned and/or managed 114 medical office buildings and healthcare related facilities, totaling 5.9 million net rentable square feet. Our portfolio consists of:
•	65 consolidated wholly-owned and joint venture properties, comprising a total of approximately 3.6 million net rentable square feet, 91.0% leased;
•
One wholly-owned property in the lease-up phase, comprising approximately 0.1 million net rentable square feet, 75% leased and income producing with the remaining 25% leased and under construction for a third quarter 2011 scheduled date of occupancy;

•	One consolidated joint venture acquisition property in the lease-up phase, comprising approximately 0.1 million net rentable square feet, 76.1% leased;
•	Three unconsolidated joint venture properties comprising a total of approximately 0.2 million net rentable square feet; and
•	44 properties managed for third party clients comprising a total of approximately 2.0 million net rentable square feet.
At March 31, 2011, 73.3% of our wholly-owned and consolidated properties were located on hospital campuses and an additional 10.8% were located off-campus, but were hospital anchored. We believe that our on-campus and hospital anchored assets occupy a premier franchise location in relation to local hospitals, providing our properties with a distinct competitive advantage over alternative medical office space in an area. As of March 31, 2011, our 65 in-service, wholly-owned and consolidated properties were approximately 91.0% leased, with a weighted average remaining lease term of approximately 5.4 years.
We derive the majority of our revenues from two main sources: 1) rents received from tenants under leases in healthcare facilities, and 2) revenue earned from design-build construction contracts and development contracts. To a lesser degree, we have revenue from consulting and property management agreements.
We expect that rental revenue will remain stable due to multi-year, non-cancellable leases with annual rental increases based on the Consumer Price Index (“CPI”). We have been able to maintain a high occupancy rate for our in-service, consolidated wholly-owned and joint venture properties, due to our focus on customer relationships. For the three months ended March 31, 2011, we renewed 92.3% of lease expirations. Generally, our property operating revenues and expenses have remained consistent over time except for growth due to property developments and property acquisitions.
The demand for our design-build and development services has been, and will likely continue to be, cyclical in nature. Financial results can be affected by the amount and timing of capital spending by healthcare systems and providers, the demand for design-build and development’s services in the healthcare facilities market, the availability of construction level financing, changes in our market share, and weather at the construction sites. In periods of adverse economic conditions, our design-build and development customers may be unwilling or unable to make capital expenditures and they may be unable to obtain debt or equity financings for projects. As a result, customers may defer projects to a later date, which could reduce our revenues.
Critical Accounting Estimates
Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared on the accrual basis of accounting in conformity with GAAP. All significant intercompany balances and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses in the reporting period. Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 2 in the accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. Critical accounting policies are those judged to involve accounting estimates or assumptions that may be material due to the levels of subjectivity and judgment necessary to account for uncertain matters or susceptibility of such matters to change. Other companies in similar businesses may utilize different estimation policies and methodologies, which may impact the comparability of our results of operations and financial condition to those companies.

Acquisition of Real Estate
The price we pay to acquire a property is impacted by many factors, including the condition of the buildings and improvements, the occupancy of the building, the existence of above and below market tenant leases, the creditworthiness of the tenants, favorable or unfavorable financing, above or below market ground leases and numerous other factors. Accordingly, we are required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on our estimate of the fair values of such assets and liabilities. This includes determining the value of the buildings and improvements, land, any ground leases, tenant improvements, in-place tenant leases, tenant relationships, the value (or negative value) of above (or below) market leases and any debt assumed from the seller or loans made by the seller to us. Each of these estimates requires significant judgment and some of the estimates involve complex calculations. Our calculation methodology is summarized in Note 2 in the accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. These allocation assessments have a direct impact on our results of operations because if we were to allocate more value to land there would be no depreciation with respect to such amount or if we were to allocate more value to the buildings as opposed to allocating to the value of tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the terms of the leases. Additionally, the amortization of value (or negative value) assigned to above (or below) market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place leases and tenant relationships, which is included in depreciation and amortization in our consolidated statements of operations.
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
Business Segments
We have two identified reportable segments: (1) Property Operations and (2) Design-Build and Development. We define business segments by their distinct customer base and service provided. While we operate as a single entity, we produce discrete financial information for each segment, which is reviewed by the chief operating decision maker to make resource allocation decisions and assess performance. Property Operations includes real estate investment and rental activities as well as properly management for third parties. Design-Build and Development includes design-build construction activities as well as development and consulting activities. For additional information, see Note 5 in the accompanying Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Property Summary
The following is an activity summary of our property portfolio (excluding unconsolidated real estate partnerships) for the periods shown:

	Three Months Ended
	March 31, 2011	March 31, 2010
Properties at beginning of period	66	62
Acquisitions	1	—
Developments	—	1

Properties at end of period	67	63

Year Ended
December 31,
2010
Properties at beginning of period	62
Acquisitions	1
Developments	3

Properties at end of period	66

The above table includes East Jefferson MRI, which is accounted for as a sales-type capital lease.
A property is considered “in-service” upon the earlier of (1) lease-up and substantial completion of tenant improvements, or (2) completion of the lease-up period specified within the property’s underwriting. For portfolio and operational data, a single in-service date is used. For GAAP reporting, a property is placed into service in stages as construction is completed and the property and tenant space is available for its intended use. We had two properties, Medical Center Physicians Tower located in Jackson, Tennessee, and St. Elizabeth Florence Medical Office Building located in Florence, Kentucky, in lease-up at March 31, 2011.
Comparison of the Three Months Ended March 31, 2011 and 2010
Funds from Operations Modified (“FFOM”)
For the three months ended March 31, 2011, FFOM decreased $7.6 million, or 67.9%, compared to the same period in the prior year. The $7.6 million decrease is due to decreased Design-Build and Development FFOM, offset by increased Property Operations FFOM.
The following is a summary of FFOM for the three months ended March 31, 2011 and 2010 (in thousands):

	For the Three Months Ended
	March 31, 2011	March 31, 2010
FFOM attributable to:
Property operations	$14,218	$13,440
Design-Build and development	(871)	7,333
Intersegment eliminations	(873)	(518)
Unallocated and other	(8,900)	(9,106)

FFOM	$3,574	$11,149

See Note 5 in the accompanying Notes to Condensed Consolidated Financial Statements in this Form 10-Q for business segment information and management’s use of FFO and FFOM to evaluate operating performance. The following table presents the reconciliation of FFO and FFOM to net loss, which is the most directly comparable GAAP measure to FFO and FFOM, for the three months ended March 31, 2011 and 2010 (in thousands):

	For the Three Months Ended
	March 31, 2011	March 31, 2010

Net income (loss)	$(1,876)	$4,195
Add:
Real estate related depreciation and amortization:
Wholly-owned and consolidated properties	7,277	7,194
Unconsolidated real estate partnerships	2	3
Less:
Noncontrolling interests in real estate partnerships	(498)	(616)
Dividends on preferred stock	(1,562)	—

Funds from Operations (FFO)	3,343	10,776
Amortization of intangibles related to purchase accounting, net of income tax benefit	231	373

Funds from Operations Modified (FFOM)	$3,574	$11,149

FFOM attributable to Property Operations, net of intersegment eliminations
The following is a summary of FFOM attributable to the Property Operations segment, net of intersegment eliminations, for the three months ended March 31, 2011 and 2010 (in thousands):

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Rental revenue, net of intersegment eliminations of $0 in 2011 and $23 2010	$23,054	$21,245
Property management and other fee revenue	775	818
Property operating and management expenses	(9,287)	(8,198)
Interest and other income	164	146
Earnings (loss) from unconsolidated real estate partnerships, before real estate related depreciation and amortization	10	6
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(498)	(616)
Income from discontinued operations, before real estate related depreciation and amortization	—	16

FFOM, net of intersegment eliminations	14,218	13,417
Intersegment eliminations	—	23

FFOM	$14,218	$13,440

See Note 5 in the accompanying Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a reconciliation of above segment FFOM to net income (loss).
For the three months ended March 31, 2011, FFOM attributable to Property Operations, net of intersegment eliminations, increased $0.8 million, or 6.0%, compared to the same period last year. The increase in rental revenue is primarily due to the addition of four properties, Medical Center Physicians Tower which began operations in February 2010, University Physicians — Grants Ferry medical office building which began operations in June 2010, HealthPartners Medical & Dental Clinics medical office building which began operations in June 2010 and St. Elizabeth Florence Medical Office Building which began operations in January 2011, as well as increases in rental rates associated with CPI increases and reimbursable expenses. The increase in property operating and management expenses and the increase in noncontrolling interests in real estate partnerships before real estate related depreciation and amortization are primarily due to the addition of the properties previously mentioned.

FFOM attributable to Design-Build and Development, net of intersegment eliminations
The following is a summary of FFOM attributable to the Design-Build and Development segment, net of intersegment eliminations, for the three months ended March 31, 2011 and 2010 (in thousands):

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Design-Build contract revenue and other sales, net of intersegment eliminations of $8,543 in 2011 and $3,764 in 2010	$15,241	$35,436
Development management and other income, net of intersegment eliminations of $805 in 2011 and $783 in 2010	74	103
Design-Build contract and development management expenses, net of intersegment eliminations of $8,475 in 2011 and $4,029 in 2010	(13,013)	(24,619)
Selling, general, and administrative expenses, net of intersegment eliminations of $0 in 2011 and $23 in 2010	(3,776)	(3,866)
Interest and other income	8	3
Depreciation and amortization	(278)	(219)

FFOM, net of intersegment eliminations	(1,744)	6,838
Intersegment eliminations	873	495

FFOM	$(871)	$7,333

See Note 5 in the accompanying Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a reconciliation of above segment FFOM to net income (loss).
For the three months ended March 31, 2011, FFOM attributable to the Design-Build and Development segment, net of intersegment eliminations, decreased $8.6 million, or 125.5%, compared to the same period last year. The decrease is due to fewer active revenue generating third-party design-build construction projects and lower gross margin percentages.
Design-Build contract revenue and other sales plus development management and other income, all net of intersegment eliminations (“Design-Build Revenues”) decreased $20.2 million, or 56.9%, for the three months ended March 31, 2011 compared to the same period last year. This decrease is due to a lower volume of activity as the number of active third party revenue generating design-build construction projects has decreased from 11 at March 31, 2010 to nine at March 31, 2011 and the average size of the projects in 2011 is smaller than in 2010. Included in 2010 revenue was $9.8 million related to an agreement for design services only. There were no similar design services only agreements in the current period.
Gross margin percentage (design-build and development revenues less design-build contract and development management expenses and as a percent of revenues) decreased from 30.7% for the three months ended March 31, 2010 to 15.0% for the three months ended March 31, 2011. This decrease is primarily due costs being absorbed by fewer projects due to the lower volume of active projects in 2011 compared to 2010. Further, the gross margin on the $9.8 million revenue discussed in the preceding paragraph was greater than normal because it was an analysis and design agreement that utilized our engineering and architectural professionals and no construction sub-contractors.
Selling, general, and administrative expenses attributable to the Design-Build and Development segment decreased $0.1 million, or 2.3%, for the three months ended March 31, 2011, compared to the same period last year. This decrease is primarily due lower personnel costs.
Selling, general, and administrative
For the three months ended March 31, 2011, selling, general, and administrative expenses increased $0.4 million, or 6.7%, as compared to the same period last year. Excluding the changes attributable to the Design-Build and Development segment, which are discussed above, selling, general and administrative expenses increased $0.5 million primarily due to the timing of professional services incurred.

Depreciation and amortization
For the three months ended March 31, 2011, depreciation and amortization expenses decreased $0.3 million, or 3.2%, as compared to the same period last year. The decrease is primarily due to a decrease in the amortization of intangible assets due to these assets becoming fully amortized, offset by the addition of four properties, the Medical Center Physicians Tower which began operations in February 2010, University Physicians — Grants Ferry medical office building which began operations in June 2010, HealthPartners Medical & Dental Clinics medical office building which began operations in June 2010, and St. Elizabeth Florence Medical Office Building which began operations in January 2011.
Interest expense
For the three months ended March 31, 2011, interest expense decreased $0.2 million, or 4.7%, as compared to the same period last year. This decrease is primarily due to the repayment of a $50.0 million term loan in December 2010, offset by interest on mortgage notes payable for properties that became operational February 2010 and June 2010.
Income tax expense
For the three months ended March 31, 2011, income tax expense decreased $1.7 million, or 99.0%, as compared to the same period last year. We record income taxes associated with our Taxable REIT Subsidiaries (“TRS”), which include our Design-Build and Development business segment. The decrease in income taxes is due to income in the prior period compared to a loss in the current period for our TRS. Accordingly, we recorded income tax expense in the prior period and no income tax expense (benefit) in the current period. For the three months ended March 31, 2011, the income tax benefit associated with the loss was offset by a full deferred tax asset valuation allowance.
Cash Flows
Cash provided by operating activities increased $7.9 million, or 285.4%, for the three months ended March 31, 2011, as compared to the same period last year, and is summarized below (in thousands):

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Net loss plus non-cash adjustments	$6,303	$11,745
Changes in operating assets and liabilities	4,365	(8,977)

Net cash provided by operating activities	$10,668	$2,768

The net loss plus non-cash adjustments decreased $5.4 million, or 46.3%, for the three months ended March 31, 2011, as compared to the same period last year. This decrease is primarily due to decreased net income after non-cash adjustments for the Design-Build and Development segment offset by increased net income after non-cash adjustments for the Property Operations segment. The changes in operating assets and liabilities increased $13.3 million for the three months ended March 31, 2011, as compared to the same period last year. This increase is primarily due to 1) stabilization of active design-build projects which resulted in the stabilization of design-build billings in excess of costs and estimated earnings on uncompleted contracts as compared to the same period last year where there was a significant decrease in billing in excess of costs and estimated earnings; and 2) an increase in tenant funding responsibility for development projects.
Cash used in investing activities increased $6.2 million, or 65.0%, for the three months ended March 31, 2011, as compared to the same period last year. The increase resulted from us having more development projects under construction in current period compared to the same period last year.
Investment in real estate properties consisted of the following for the three months ended March 31, 2011 and 2010 (in thousands):

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Development, redevelopment, and acquisitions	$14,257	$9,177
Second generation tenant improvements	1,122	208
Recurring property capital expenditures	239	8

Investment in real estate properties	$15,618	$9,393

Investments in development, redevelopment, and acquisitions increased in the current period compared to the same period last year due to the timing of projects under construction.
Cash provided by financing activities increased by $10.7 million for the three months ended March 31, 2011, as compared to same period last year. The change is primarily due to an increase in proceeds drawn down from the Credit Facility of $10.0 million and equity net proceeds of $8.2 million offset by an increase in financing costs of $3.1 million and dividends to preferred shareholders of $1.2 million.
Construction in Progress
Construction in progress consisted of the following as March 31, 2011 (dollars in thousands):

					Estimated
		Estimated	Net Rentable	Investment	Total
Property	Location	Completion Date	Square Feet	to Date	Investment

Good Sam MOB Investors, LLC	Puyallup, WA	4Q 2011	80,000	$12,012	$24,700
Bonney Lake MOB Investors, LLC (1)	Bonney Lake, WA	3Q 2011	56,000	14,213	17,700
St. Lukes Medical Office Building	Duluth, MN	3Q 2012	176,000	948	27,800
Land and pre-construction developments			—	2,812	—

			312,000	$29,985	$70,200

(1)	We had a 61.7% ownership interest at March 31, 2011.
Liquidity and Capital Resources
In addition to amounts available under the Credit Facility, as of March 31, 2011, we had approximately $17.2 million available in cash and cash equivalents.
We have a $200.0 million secured revolving credit facility with a syndicate of financial institutions. The Credit Facility is available to fund working capital and for other general corporate purposes; to finance acquisition and development activity; and to refinance existing and future indebtedness. The Credit Facility permits us to borrow, subject to borrowing base availability, up to $200.0 million of revolving loans, with sub-limits of $25.0 million for swingline loans and $25.0 million for letters of credit. As of March 31, 2011, the maximum available borrowing under the Credit Facility was $122.8 million, with $55.0 million drawn, based on 70% of the value of the aggregate property pledged as collateral. We have the ability to increase the availability by pledging additional unencumbered property to the Credit Facility.
The Credit Facility also allows for up to $150.0 million of increased availability (to a total aggregate available amount of $350.0 million), at our request but subject to each lender’s option to increase its commitment. The interest rate on loans under the Credit Facility equals, at our election, either (1) LIBOR (0.24% as of March 31, 2011) plus a margin of between 275 to 350 basis points based on our total leverage ratio (3.00% as of March 31, 2011) or (2) the higher of the federal funds rate plus 50 basis points or Bank of America, N.A.’s prime rate (3.25% as of March 31, 2011) plus a margin of between 175 to 250 basis points based on our total leverage ratio (2.00% as of March 31, 2011).
The Credit Facility contains customary terms and conditions for credit facilities of this type, including, but not limited to, (1) affirmative covenants relating to our corporate structure and ownership, maintenance of insurance, compliance with environmental laws and preparation of environmental reports, (2) negative covenants relating to restrictions on liens, indebtedness, certain investments (including loans and certain advances), mergers and other fundamental changes, sales and other dispositions of property or assets and transactions with affiliates, maintenance of our REIT qualification and listing on the NYSE or NASDAQ, and (3) financial covenants to be met at all times including a maximum total leverage ratio (65% through March 31, 2013, and 60% thereafter), maximum secured recourse indebtedness ratio, excluding the indebtedness under the Credit Facility (20%), minimum fixed charge coverage ratio (1.35 to 1.00 through March 31, 2012, and 1.50 to 1.00 thereafter), minimum consolidated tangible net worth ($237.1 million plus 80% of the net proceeds of equity issuances issued after the closing date March 1, 2011) and minimum net operating income ratio from properties secured under the Credit Facility to Credit Facility interest expense (1.50 to 1.00). Additionally, provisions in the Credit Facility indirectly prohibit us from redeeming or otherwise repurchasing any shares of our stock, including our preferred stock.

The Credit Facility has the following financial covenants as of March 31, 2011 (dollars in thousands):

Financial Covenant	March 31, 2011
Maximum total leverage ratio (0.65 to 1.00 through March 31, 2013, and 0.60 to 1.00 thereafter)	0.49 to 1.00

Maximum secured recourse indebtedness ratio (0.20 to 1.00)	0.05 to 1.00

Minimum fixed charge coverage ratio (1.35 to 1.00 through March 31, 2012, and 1.50 to 1.00 thereafter)	1.62 to 1.00

Minimum consolidated tangible net worth ($237,106 plus 80% of the net proceeds of equity issuance after March 1, 2011)	$295,434

Minimum facility interest coverage ratio (1.50 to 1.00)	12.61 to 1.00
As of March 31, 2011, we believe that we were in compliance with all of our debt covenants.
Short-Term Liquidity Needs
We believe that we will have sufficient capital resources from cash flow from continuing operations, cash and cash equivalents, and borrowings under the Credit Facility to fund ongoing operations and distributions required to maintain REIT compliance. We anticipate using our cash flow from continuing operations, cash and cash equivalents, and Credit Facility availability to fund our business operations, cash dividends and distributions, debt amortization, and recurring capital expenditures. Capital requirements for significant acquisitions and development projects may require funding from borrowings and/or equity offerings.
As of March 31, 2011, we had $76.2 million of principal and maturity payments related to mortgage notes payable due in 2011. The $76.2 million is comprised of $3.4 million for principal amortization and $72.8 million for maturities. Of the $72.8 million in maturing mortgage notes payable, $12.3 million relates to Alamance Regional Mebane Outpatient Center and can be extended for one year to May 2012. We believe that we will be able to refinance or extend the remaining $60.5 million of 2011 balloon maturities as a result of the current loan to value ratios at individual properties and preliminary discussions with lenders. The weighted average interest rate on the debt that matures in 2011 is approximately 3.0%. We expect upon refinancing that the weighted average interest rate on this debt will be greater than 3.0%.
As of March 31, 2011, we had no outstanding equity commitments to unconsolidated real estate partnerships.
On March 11, 2011, we announced that our Board of Directors had declared a quarterly dividend of $0.10 per share and operating partnership unit that was paid in cash on April 20, 2011, to holders of record on March 25, 2011.
On May 4, 2011, we announced that our Board of Directors had declared a quarterly dividend of $0.53125 per share on our Series A preferred shares for the period March 1, 2011 to May 31, 2011. The dividend will be paid on June 1, 2011, to shareholders of record on May 18, 2011.
Long-Term Liquidity Needs
Our principal long-term liquidity needs consist primarily of new property development, property acquisitions, and principal payments under various mortgages and other credit facilities and non-recurring capital expenditures. We do not expect that our net cash provided by operations will be sufficient to meet all of these long-term liquidity needs. Instead, we expect to meet long-term liquidity requirements through net cash provided by operations and through additional equity and debt financings, including loans from banks, institutional investors or other lenders, bridge loans, letters of credit, and other lending arrangements, most of which will be secured by mortgages. We may also issue unsecured debt in the future.
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
Contractual Obligations
The following table summarizes our contractual obligations as of March 31, 2011, including the maturities and scheduled principal repayments and the commitments due in connection with our ground leases and operating leases for the periods indicated (in thousands):

	Remainder of
	2011	2012	2013	2014	2015	Thereafter	Total
Obligation:
Long-term debt principal payments and maturities (1)	$76,172	$20,025	$15,872	$119,127	$12,490	$130,675	$374,361
Standby letters of credit (2)	8,128	—	—	—	—	—	8,128
Interest payments (3)	11,869	13,958	13,153	9,914	6,878	13,229	69,001
Purchase commitments (4)	608	—	—	—	—	—	608
Ground and air rights leases (5)	910	1,008	1,008	1,009	1,010	23,137	28,082
Operating leases (6)	3,891	4,467	3,723	3,531	3,506	21,008	40,126

Total	$101,578	$39,458	$33,756	$133,581	$23,884	$188,049	$520,306

(1)	Includes notes payable under the Credit Facility.

(2)	As collateral for performance, we are contingently liable under standby letters of credit, which also reduces the availability under the Credit Facility.

(3)	Assumes one-month LIBOR of 0.24% and a Prime Rate of 3.25%, which were the rates as of March 31, 2011.

(4)	These purchase commitments are related to our development projects that are currently under construction. We have committed construction loans that will fund the obligations.

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

(6)	Payments under operating lease agreements relate to equipment and office space leases. The future minimum lease commitments under these leases are as indicated.
Off-Balance Sheet Arrangements
We may guarantee debt in connection with certain of our development activities, including unconsolidated joint ventures, from time to time. As of March 31, 2011, we did not have any such guarantees or other off-balance sheet arrangements outstanding.
Real Estate Taxes
Our leases generally require the tenants to be responsible for all real estate taxes.

Inflation
Our leases at wholly-owned and consolidated real estate partnership properties generally provide for either indexed escalators, based on CPI or other measures, or to a lesser extent fixed increases in base rents. The leases also contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes. We believe that inflationary increases in expenses will be offset, in part, by the contractual rent increases and tenant expense reimbursements described above.
Seasonality
Business under the Design-Build and Development segment can be subject to seasonality due to weather conditions at construction sites. In addition, construction starts and contract signings can be impacted by the timing of budget cycles at healthcare systems and providers.
Recent Accounting Pronouncements
None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use some derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with financial institutions based on their credit rating and other factors.
As of March 31, 2011, we had $374.4 million of consolidated debt outstanding (excluding any discounts or premiums related to assumed debt). Of our total consolidated debt outstanding, $115.7 million, or 30.9%, was variable rate debt that is not subject to variable to fixed rate interest rate swap agreements, and total indebtedness, $258.7 million, or 69.1%, was subject to fixed interest rates, including variable rate debt that is subject to variable to fixed rate swap agreements. The weighted average interest rate for fixed rate debt was 6.0% as of March 31, 2011.
If LIBOR were to increase by 100 basis points based on March 31, 2011, one-month LIBOR of 0.24%, the increase in interest expense on our March 31, 2011 variable rate debt would decrease future annual earnings and cash flows by approximately $1.2 million. Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

ITEM 4.	CONTROLS AND PROCEDURES
Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of March 31, 2011, our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.
During the three months ended March 31, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are not involved in any material litigation nor, to our knowledge, is any material litigation pending or threatened against it, other than routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and not expected to harm our business, financial condition or results of operations.

ITEM 1A.	RISK FACTORS
See our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant changes to our risk factors during the three months ended March 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Issuer Purchases of Equity Securities
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGDELL SPENCER INC. Registrant
Date: May 10, 2011	/s/ Raymond W. Braun
Raymond W. Braun
President and Chief Executive Officer

Date: May 10, 2011	/s/ Charles M. Handy
Charles M. Handy
Executive Vice President and Chief Financial Officer