Form 10-Q
period 2011-06-30
Cogdell Spencer Inc.
filed 2011-08-08
CIK 1332896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 51,079,702 shares of common stock, par value $.01 per share, outstanding as of August 5, 2011.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COGDELL SPENCER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	June 30, 2011	December 31, 2010
Assets
Real estate properties:
Land	$41,687	$37,269
Buildings and improvements	636,193	597,022
Less: Accumulated depreciation	(132,198)	(119,141)

Net operating real estate properties	545,682	515,150
Construction in progress	45,010	22,243

Net real estate properties	590,692	537,393
Cash and cash equivalents	16,383	12,203
Restricted cash	4,241	6,794
Tenant and accounts receivable, net of allowance of $3,104 in 2011 and $3,010 in 2010	12,368	11,383
Goodwill	22,882	22,882
Intangible assets, net of accumulated amortization of $51,382 in 2011 and $49,287 in 2010	22,249	18,601
Other assets	27,551	23,684

Total assets	$696,366	$632,940

Liabilities and equity
Mortgage notes payable	$325,644	$317,303
Revolving credit facility	95,000	45,000
Accounts payable	15,315	11,368
Billings in excess of costs and estimated earnings on uncompleted contracts	2,432	1,930
Other liabilities	52,707	39,819

Total liabilities	491,098	415,420
Commitments and contingencies
Equity:
Cogdell Spencer Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 50,000 shares authorized:
8.5000% Series A Cumulative Redeemable Perpetual Preferred Shares (liquidation preference $25.00 per share), 2,940 and 2,600 shares issued and outstanding in 2011 and 2010, respectively	73,500	65,000
Common stock, $0.01 par value; 200,000 shares authorized, 51,080 and 50,870 shares issued and outstanding in 2011 and 2010, respectively	511	509
Additional paid-in capital	418,553	417,960
Accumulated other comprehensive loss	(3,772)	(3,339)
Accumulated deficit	(306,022)	(287,798)

Total Cogdell Spencer Inc. stockholders’ equity	182,770	192,332
Noncontrolling interests:
Real estate partnerships	6,756	6,452
Operating partnership	15,742	18,736

Total noncontrolling interests	22,498	25,188

Total equity	205,268	217,520

Total liabilities and equity	$696,366	$632,940

See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenues:
Rental revenue	$23,136	$20,995	$46,190	$42,240
Design-Build contract revenue and other sales	17,641	15,236	32,881	50,672
Property management and other fees	760	761	1,536	1,578
Development management and other income	41	17	115	120

Total revenues	41,578	37,009	80,722	94,610
Expenses:
Property operating and management	9,824	8,387	19,111	16,585
Design-Build contracts and development management	15,977	11,407	28,990	36,026
Selling, general, and administrative	6,822	9,345	13,029	15,165
Depreciation and amortization	7,986	8,182	15,816	16,266
Impairment charges	—	13,635	—	13,635

Total expenses	40,609	50,956	76,946	97,677

Income (loss) from continuing operations before other income (expense) and income tax benefit (expense)	969	(13,947)	3,776	(3,067)
Other income (expense):
Interest and other income	159	134	337	294
Interest expense	(5,027)	(5,393)	(9,877)	(10,481)
Interest rate derivative expense	—	(9)	—	(25)
Equity in earnings of unconsolidated real estate partnerships	5	—	12	3

Total other income (expense)	(4,863)	(5,268)	(9,528)	(10,209)

Loss from continuing operations before income tax benefit (expense)	(3,894)	(19,215)	(5,752)	(13,276)
Income tax benefit (expense)	(19)	5,174	(37)	3,448

Net loss from continuing operations	(3,913)	(14,041)	(5,789)	(9,828)

Discontinued operations:
Income from discontinued operations	—	24	—	6
Gain on sale of discontinued operations	—	264	—	264

Total discontinued operations	—	288	—	270

Net loss	(3,913)	(13,753)	(5,789)	(9,558)

Net income attributable to the noncontrolling interest in real estate partnerships	(235)	(177)	(435)	(489)
Net loss attributable to the noncontrolling interest in operating partnership	724	1,909	1,232	1,311
Dividends on preferred stock	(1,562)	—	(3,124)	—

Net loss attributable to Cogdell Spencer Inc. common stockholders	$(4,986)	$(12,021)	$(8,116)	$(8,736)

Per share data — basic and diluted:
Loss from continuing operations attributable to Cogdell Spencer Inc. common stockholders	$(0.10)	$(0.27)	$(0.16)	$(0.20)
Income from discontinued operations attributable to Cogdell Spencer Inc. common stockholders	—	0.01	—	—

Net loss per share attributable to Cogdell Spencer Inc. common stockholders	$(0.10)	$(0.26)	$(0.16)	$(0.20)

Weighted average common shares — basic and diluted	51,058	46,111	51,033	44,449

Net income (loss) attributable to Cogdell Spencer Inc. common stockholders:
Continuing operations, net of tax	$(4,986)	$(12,267)	$(8,116)	$(8,967)
Discontinued operations	—	246	—	231

Net loss attributable to Cogdell Spencer Inc. common stockholders	$(4,986)	$(12,021)	$(8,116)	$(8,736)

See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(unaudited)

			Cogdell Spencer Inc. Stockholders
					Series A
				Accumulated	Cumulative			Noncontrolling	Noncontrolling
				Other	Redeemable		Additional	Interests in	Interests in
	Total	Comprehensive	Accumulated	Comprehensive	Perpetual	Common	Paid-in	Operating	Real Estate
	Equity	Loss	Deficit	Loss	Preferred Shares	Stock	Capital	Partnership	Partnerships
Balance at December 31, 2010	$217,520		$(287,798)	$(3,339)	$65,000	$509	$417,960	$18,736	$6,452
Comprehensive loss:
Net income (loss)	(5,789)	$(5,789)	(4,992)	—	—	—	—	(1,232)	435
Unrealized loss on derivative financial instruments	(508)	(508)	—	(400)	—	—	—	(33)	(75)

Comprehensive loss	(6,297)	$(6,297)	—	—	—	—	—	—	—

Issuance of preferred stock, net of costs	8,204		—	—	8,500	—	(296)	—	—
Conversion of operating partnership units to common stock	—		—	(33)	—	2	516	(485)	—
Restricted stock and LTIP unit grants	611		—	—	—	—	228	383	—
Amortization of restricted stock grants	145		—	—	—	—	145	—	—
Dividends on common stock	(10,108)		(10,108)	—	—	—	—	—	—
Dividends on preferred stock	(3,124)		(3,124)	—	—	—	—	—	—
Distributions to noncontrolling interests	(1,931)		—	—	—	—	—	(1,627)	(304)
Contributed equity in real estate partnership	248		—	—	—	—	—	—	248

Balance at June 30, 2011	$205,268		$(306,022)	$(3,772)	$73,500	$511	$418,553	$15,742	$6,756

See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(unaudited)

			Cogdell Spencer Inc. Stockholders
				Accumulated			Noncontrolling	Noncontrolling
				Other		Additional	Interests in	Interests in
	Total	Comprehensive	Accumulated	Comprehensive	Common	Paid-in	Operating	Real Estate
	Equity	Income (Loss)	Deficit	Loss	Stock	Capital	Partnership	Partnerships
Balance at December 31, 2009	$247,780		$(164,321)	$(1,861)	$427	$370,593	$37,722	$5,220
Comprehensive income (loss):
Net income (loss)	(9,558)	$(9,558)	(8,736)	—	—	—	(1,311)	489
Unrealized loss on derivative financial instruments, net of tax	(4,396)	(4,396)	—	(2,970)	—	—	(493)	(933)

Comprehensive loss	(13,954)	$(13,954)	—	—	—	—	—	—

Issuance of common stock, net of costs	47,115		—	—	71	47,044	—	—
Conversion of operating partnership units to common stock	—		—	(12)	1	357	(346)	—
Restricted stock and LTIP unit grants	1,467		—	—	1	200	1,266	—
Dividends on common stock	(9,275)		(9,275)	—	—	—	—	—
Distributions to noncontrolling interests	(2,505)		—	—	—	—	(1,539)	(966)

Balance at June 30, 2010	$270,628		$(182,332)	$(4,843)	$500	$418,194	$35,299	$3,810

See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	For the Six Months Ended
	June 30, 2011	June 30, 2010
Operating activities:
Net loss	$(5,789)	$(9,558)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	15,816	16,266
Amortization of acquired above market leases and acquired below market leases, net	(204)	(233)
Straight-line rental revenue	(929)	(452)
Amortization of deferred finance costs and debt premium	755	774
Provision for bad debts	95	(193)
Deferred income taxes	—	(2,589)
Deferred tax expense on intersegment profits	35	(1,078)
Equity-based compensation	755	1,162
Equity in earnings of unconsolidated real estate partnerships	(12)	(3)
Change in fair value of interest rate swap agreements	—	(536)
Debt extinguishment and interest rate derivative expense	—	25
Impairment of goodwill, trade names and trademarks and intangible assets	—	13,635
Gain on sale of real estate property	—	(264)
Changes in operating assets and liabilities:
Tenant and accounts receivable and other assets	(2,014)	5,829
Accounts payable and other liabilities	13,952	(3,175)
Billings in excess of costs and estimated earnings on uncompleted contracts	502	(8,532)

Net cash provided by operating activities	22,962	11,078
Investing activities:
Investment in real estate properties	(69,679)	(22,023)
Proceeds from sales-type capital lease	153	153
Proceeds from disposal of discontinued operations	—	2,481
Purchase of corporate property, plant and equipment	(493)	(287)
Distributions received from unconsolidated real estate partnerships	4	4
Decrease (increase) in restricted cash	2,553	(4,828)

Net cash used in investing activities	(67,462)	(24,500)
Financing activities:
Proceeds from mortgage notes payable	10,833	14,047
Repayments of mortgage notes payable	(2,480)	(5,948)
Proceeds from revolving credit facility	50,000	4,000
Repayments to revolving credit facility	—	(29,000)
Net proceeds from sale of common stock	—	47,115
Net proceeds from sale of preferred stock	8,204	—
Dividends on common stock	(10,100)	(8,545)
Dividends on preferred stock	(2,794)	—
Distributions to noncontrolling interests in Operating Partnership	(1,697)	(1,628)
Distributions to noncontrolling interests in real estate partnerships	(304)	(966)
Equity contributions by partners in consolidated real estate partnerships	248	—
Payment of financing costs	(3,230)	(371)

Net cash provided by financing activities	48,680	18,704

Increase in cash and cash equivalents	4,180	5,282
Balance at beginning of period	12,203	25,914

Balance at end of period	$16,383	$31,196

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$9,677	$10,831

Cash paid for income taxes	$—	$73

Non-cash investing and financing activities:
Investment in real estate properties included in accounts payable and other liabilities	$1,503	$717
Accrued dividends and distributions	6,384	5,781
Operating Partnership Units converted into common stock	485	357
Equity-based compensation capitalized in real estate properties	—	305
See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Business
Cogdell Spencer Inc., incorporated in Maryland in 2005, together with its consolidated subsidiaries, is a real estate investment trust (“REIT”) focused on planning, owning, developing, constructing, and managing healthcare facilities. Through strategically managed, customized facilities, we help our customers deliver superior healthcare. We operate our business through Cogdell Spencer LP, our operating partnership subsidiary (the “Operating Partnership”), and our subsidiaries. All references to “we,” “us,” “our,” the “Company,” and “Cogdell Spencer” refer to Cogdell Spencer Inc. and our consolidated subsidiaries, including the Operating Partnership.
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
Interim Financial Statements
The condensed consolidated financial statements for the three and six months ended June 30, 2011 and 2010 are unaudited, but include all adjustments consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in equity and cash flows for such periods. Operating results for the three and six months ended June 30, 2011 and 2010 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal years of 2011 or 2010 or any other future period. These condensed consolidated financial statements do not include all disclosures required by GAAP for annual consolidated financial statements. Our audited consolidated financial statements are contained in our Annual Report on Form 10-K for the year ended December 31, 2010 and should be read in conjunction with these interim financial statements.
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

Concentrations and Credit Risk
We maintain our cash in commercial banks. Balances on deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to specific limits. Balances on deposit in excess of FDIC limits are uninsured. At June 30, 2011, we had bank cash balances of $5.7 million in excess of FDIC insured limits.
The following tables show our concentration of tenant and accounts receivable and tenant and customer revenues for the periods shown:

	As of	As of
	June 30, 2011	June 30, 2010
Customer balances greater than 10% of tenants and accounts receivable	Two	Two

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Customer revenues greater than 10% of total revenue	One	One	One	Two
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
We do not hold or issue financial instruments for trading purposes. We consider the carrying amounts of cash and cash equivalents, restricted cash, tenant and accounts receivable, accounts payable, and other liabilities to approximate fair value due to the short maturity of these instruments. We have estimated the fair value of debt utilizing present value techniques taking into consideration current market conditions. At June 30, 2011, the carrying amount and estimated fair value of debt was $420.6 million and $428.3 million, respectively. At December 31, 2010, the carrying amount and estimated fair value of debt was $362.3 million and $366.3 million, respectively.
See Note 7 and Note 9 of these Condensed Consolidated Financial Statements regarding the fair value of goodwill and intangible assets and the fair value of our interest rate swap agreements, respectively.
Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, codified in Accounting Standards Codification (“ASC”) 820, Fair Value Measurement, which increases the disclosures around assets and liabilities measured at fair value.  Entities will be required to disclose any significant transfers between Levels 1 and 2 of the fair value hierarchy, provide additional quantitative and qualitative information regarding fair value measurements categorized as Level 3 of the fair value hierarchy, and include the hierarchy classification for items whose fair value is not recorded on their consolidated balance sheets but are disclosed in their notes.  This will become effective for fiscal years beginning after December 15, 2011.
In June 2011, the FASB issued an accounting standard update, codified in ASC 220, Comprehensive Income, which changes the presentation of comprehensive income.  Entities will have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This will become effective for fiscal years beginning after December 15, 2011.

3. Investments in Real Estate Partnerships
We have ownership interests in multiple limited liability companies and limited partnerships. The following is a description of those entities as of June 30, 2011:

Real Estate Entity	Entity Holdings	Year Founded	Our Ownership

Consolidated
Anchor Cogdell, LLC	three properties	2011	98.3%
Bonney Lake MOB Investors, LLC	one property (under construction)	2009	61.7%
Genesis Property Holdings, LLC	one property	2007	40.0%
Cogdell Health Campus MOB, LP	one property	2006	80.9%
Mebane Medical Investors, LLC	one property	2006	35.1%
Rocky Mount MOB, LLC	one property	2002	34.5%

Unconsolidated
Cogdell Spencer Medical Partners LLC	no assets or liabilities	2008	20.0%
BSB Health/MOB Limited Partnership No. 2	nine properties	2002	2.0%
Shannon Health/MOB Limited Partnership No. 1	ten properties	2001	2.0%
McLeod Medical Partners, LLC	three properties	1982	1.1%
We are the general partner or managing member for all of the real estate partnerships listed above. We also manage the properties owned by these real estate partnerships and may receive property management fees, leasing fees, expense reimbursements, design-build revenue, and development fees from them in the course of our day-to-day operations. For the entities that we consolidate, those revenues and the corresponding expenses are eliminated in our consolidated financial statements.
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

	As of	As of
	June 30, 2011	December 31, 2010
Financial position:
Total assets	$53,695	$53,755
Total liabilities	46,914	47,272
Member’s equity	6,780	6,483

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Results of operations:
Total revenues	$3,102	$3,072	$6,445	$6,197
Operating and general and administrative expenses	1,455	1,460	2,925	2,922
Net income	276	229	778	500

4. Acquisitions
In the six months ended June 30, 2011, we acquired three buildings totaling approximately 213,000 net rentable square feet for a total approximate investment of $41.0 million. The following table is an allocation of the purchase price for those acquisitions (in thousands):

Land	$4,418
Building and improvements	32,101
Acquired in place lease value and deferred leasing costs	4,476
Acquired above market leases	912
Acquired below market leases	(1,312)
Acquired below market ground lease	355

Total purchase price allocated	$40,950

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
We evaluate the operating performance of our operating segments based on funds from operations (“FFO”) and funds from operations modified (“FFOM”). FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), represents net income (computed in accordance with GAAP), excluding gains from sales of property, plus real estate depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. We adjust the NAREIT definition to add back noncontrolling interests in real estate partnerships before real estate related depreciation and amortization, acquisition-related costs, and dividends on preferred stock. FFOM adds back to FFO non-cash amortization of non-real estate related intangible assets associated with purchase accounting. We consider FFO and FFOM important supplemental measures of our operational performance. We believe FFO is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. We believe that FFOM assists securities analysts, investors and other interested parties in evaluating current period results to results prior to our 2008 acquisition of our Design-Build segment. FFO and FFOM are intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assume that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO and FFOM exclude depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. Our methodology may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO and FFOM do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties.

The following tables represent the segment information for the three and six months ended June 30, 2011 and 2010:

		Design-Build
	Property	and	Intersegment	Unallocated
Three months ended June 30, 2011	Operations	Development	Eliminations	and Other	Total
Revenues:
Rental revenue	$23,136	$—	$—	$—	$23,136
Design-Build contract revenue and other sales	—	31,744	(14,103)	—	17,641
Property management and other fees	760	—	—	—	760
Development management and other income	—	571	(530)	—	41

Total revenues	23,896	32,315	(14,633)	—	41,578

Certain operating expenses:
Property operating and management	9,426	—	—	—	9,426
Design-Build contracts and development management	—	30,009	(14,032)	—	15,977
Selling, general, and administrative	—	4,887	—	—	4,887

Total certain operating expenses	9,426	34,896	(14,032)	—	30,290

	14,470	(2,581)	(601)	—	11,288

Interest and other income	144	8	—	7	159
Corporate general and administrative expenses	—	—	—	(1,935)	(1,935)
Interest expense	—	—	—	(5,027)	(5,027)
Income tax expense applicable to funds from operations modified	—	—	—	(19)	(19)
Non-real estate related depreciation and amortization	—	(278)	—	(44)	(322)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	8	—	—	—	8
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(526)	—	—	—	(526)
Dividends on preferred stock	—	—	—	(1,562)	(1,562)

Funds from operations modified (FFOM)	14,096	(2,851)	(601)	(8,580)	2,064

Amortization of intangibles related to purchase accounting	(42)	(189)	—	—	(231)

Funds from operations (FFO)	14,054	(3,040)	(601)	(8,580)	1,833

Real estate related depreciation and amortization	(7,436)	—	—	—	(7,436)
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	526	—	—	—	526
Acquisition-related expenses	(398)	—	—	—	(398)
Dividends on preferred stock	—	—	—	1,562	1,562

Net income (loss)	$6,746	$(3,040)	$(601)	$(7,018)	$(3,913)

Total assets	$640,452	$55,668	$—	$246	$696,366

		Design-Build
	Property	and	Intersegment	Unallocated
Three months ended June 30, 2010	Operations	Development	Eliminations	and Other	Total
Revenues:
Rental revenue	$21,018	$—	$(23)	$—	$20,995
Design-Build contract revenue and other sales	—	24,229	(8,993)	—	15,236
Property management and other fees	761	—	—	—	761
Development management and other income	—	2,266	(2,249)	—	17

Total revenues	21,779	26,495	(11,265)	—	37,009

Certain operating expenses:
Property operating and management	8,387	—	—	—	8,387
Design-Build contracts and development management	—	20,940	(9,533)	—	11,407
Selling, general, and administrative	—	4,606	(23)	—	4,583
Impairment charges	—	13,635	—	—	13,635

Total certain operating expenses	8,387	39,181	(9,556)	—	38,012

	13,392	(12,686)	(1,709)	—	(1,003)

Interest and other income	134	—	—	—	134
Corporate general and administrative expenses	—	—	—	(4,762)	(4,762)
Interest expense	—	—	—	(5,393)	(5,393)
Interest rate derivative expense	—	—	—	(9)	(9)
Income tax benefit applicable to funds from operations modified	—	—	—	4,935	4,935
Non-real estate related depreciation and amortization	—	(237)	—	(60)	(297)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	3	—	—	—	3
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(479)	—	—	—	(479)
Income from discontinued operations before gain on sale	(7)	—	—	31	24

Funds from operations modified (FFOM)	13,043	(12,923)	(1,709)	(5,258)	(6,847)

Amortization of intangibles related to purchase accounting	(42)	(571)	—	239	(374)

Funds from operations (FFO)	13,001	(13,494)	(1,709)	(5,019)	(7,221)

Real estate related depreciation and amortization	(7,275)	—	—	—	(7,275)
Gain on sale of real estate property	264	—	—	—	264
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	479	—	—	—	479

Net income (loss)	$6,469	$(13,494)	$(1,709)	$(5,019)	$(13,753)

Total assets	$577,286	$166,607	$—	$338	$744,231

		Design-Build
	Property	and	Intersegment	Unallocated
Six months ended June 30, 2011	Operations	Development	Eliminations	and Other	Total
Revenues:
Rental revenue	$46,190	$—	$—	$—	$46,190
Design-Build contract revenue and other sales	—	55,527	(22,646)	—	32,881
Property management and other fees	1,536	—	—	—	1,536
Development management and other income	—	1,450	(1,335)	—	115

Total revenues	47,726	56,977	(23,981)	—	80,722

Certain operating expenses:
Property operating and management	18,629	—	—	—	18,629
Design-Build contracts and development management	—	51,496	(22,506)	—	28,990
Selling, general, and administrative	—	8,663	—	—	8,663

Total certain operating expenses	18,629	60,159	(22,506)	—	56,282

	29,097	(3,182)	(1,475)	—	24,440

Interest and other income	308	16	—	13	337
Corporate general and administrative expenses	—	—	—	(4,366)	(4,366)
Interest expense	—	—	—	(9,877)	(9,877)
Income tax expense applicable to funds from operations modified	—	—	—	(37)	(37)
Non-real estate related depreciation and amortization	—	(556)	—	(87)	(643)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	18	—	—	—	18
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(1,024)	—	—	—	(1,024)
Dividends on preferred stock	—	—	—	(3,124)	(3,124)

Funds from operations modified (FFOM)	28,399	(3,722)	(1,475)	(17,478)	5,724

Amortization of intangibles related to purchase accounting	(85)	(378)	—	—	(463)

Funds from operations (FFO)	28,314	(4,100)	(1,475)	(17,478)	5,261

Real estate related depreciation and amortization	(14,716)	—	—	—	(14,716)
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	1,024	—	—	—	1,024
Acquisition-related expenses	(482)	—	—	—	(482)
Dividends on preferred stock	—	—	—	3,124	3,124

Net income (loss)	$14,140	$(4,100)	$(1,475)	$(14,354)	$(5,789)

Total assets	$640,452	$55,668	$—	$246	$696,366

		Design-Build
	Property	and	Intersegment	Unallocated
Six months ended June 30, 2010	Operations	Development	Eliminations	and Other	Total
Revenues:
Rental revenue	$42,286	$—	$(46)	$—	$42,240
Design-Build contract revenue and other sales	—	63,429	(12,757)	—	50,672
Property management and other fees	1,578	—	—	—	1,578
Development management and other income	—	3,152	(3,032)	—	120

Total revenues	43,864	66,581	(15,835)	—	94,610

Certain operating expenses:
Property operating and management	16,585	—	—	—	16,585
Design-Build contracts and development management	—	49,588	(13,562)	—	36,026
Selling, general, and administrative	—	8,495	(46)	—	8,449
Impairment charges	—	13,635	—	—	13,635

Total certain operating expenses	16,585	71,718	(13,608)	—	74,695

	27,279	(5,137)	(2,227)	—	19,915

Interest and other income	280	3	—	11	294
Corporate general and administrative expenses	—	—	—	(6,716)	(6,716)
Interest expense	—	—	—	(10,481)	(10,481)
Interest rate derivative expense	—	—	—	(25)	(25)
Income tax benefit applicable to funds from operations modified	—	—	—	2,970	2,970
Non-real estate related depreciation and amortization	—	(457)	—	(118)	(575)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	9	—	—	—	9

Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(1,094)	—	—	—	(1,094)
Income from discontinued operations before gain on sale	9	—	—	(3)	6
Funds from operations modified (FFOM)	26,483	(5,591)	(2,227)	(14,362)	4,303

Amortization of intangibles related to purchase accounting	(85)	(1,141)	—	478	(748)

Funds from operations (FFO)	26,398	(6,732)	(2,227)	(13,884)	3,555

Real estate related depreciation and amortization	(14,471)	—	—	—	(14,471)
Gain on sale of real estate property	264	—	—	—	264
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	1,094	—	—	—	1,094

Net income (loss)	$13,285	$(6,732)	$(2,227)	$(13,884)	$(9,558)

Total assets	$577,286	$166,607	$—	$338	$744,231

6. Contracts
Revenue and billings to date on uncompleted contracts, from their inception, are as follows (in thousands):

	June 30, 2011	December 31, 2010

Costs and estimated earnings on uncompleted contracts	$75,007	$48,394
Billings to date	(75,363)	(49,336)

Net billings in excess of costs and estimated earnings	$(356)	$(942)

The following table shows costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings as included with the consolidated balance sheets (in thousands):

	June 30,	December 31,
	2011	2010
Costs and estimated earnings in excess of billings (1)	$2,076	$988
Billings in excess of costs and estimated earnings	(2,432)	(1,930)

Net billings in excess of costs and estimated earnings	$(356)	$(942)

(1)	Included in “Other assets” in the consolidated balance sheet
At June 30, 2011, we had retainage receivables of $4.3 million, which are included in “Tenant and accounts receivable” in the condensed consolidated balance sheets.

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
For non-amortizing intangible assets, we generally estimate fair value by applying an estimated market royalty rate to projected revenues and then discount them using a weighted-average cost of capital that reflects current market conditions.
For the three and six months ended June 30, 2011, we determined no interim review was necessary. It is reasonably possible that changes in the numerous variables associated with the judgments, assumptions, and estimates could cause the goodwill or non-amortizing intangible assets to become impaired.  If goodwill or non-amortizing intangible assets are impaired, we are required to record a non-cash charge that could have a material adverse affect on our consolidated financial statements.
Our goodwill and trade names and trademarks, which are associated with the Design-Build and Development business segment, are not amortized. The following table shows the change in carrying value related to goodwill and trade names and trademarks as of June 30, 2011 (in thousands):

		Accumulated	Net
	Gross Amount	Impairment	Carrying Value
Goodwill	$180,438	$(157,556)	$22,882
Trademarks and tradenames	75,968	(75,968)	—
Amortizing intangible assets consisted of the following as of June 30, 2011 (in thousands):

			Net
		Accumulated	Carrying
	Amount	Amortization	Value
In place lease value and deferred leasing costs	$47,760	$(32,212)	$15,548
Ground leases	4,132	(724)	3,408
Above market tenant leases	2,471	(1,202)	1,269
Property management contracts	2,097	(848)	1,249
Design-build customer relationships	1,789	(1,014)	775
Design-build signed contracts	13,253	(13,253)	—
Design-build proposals	2,129	(2,129)	—

Total amortizing intangible assets	$73,631	$(51,382)	$22,249

At December 31, 2010, we performed an annual review of our intangible assets associated with the Design-Build and Development business segment and recorded an impairment charge to goodwill of $85.8 million and recognized a non-cash income tax benefit of $6.4 million, resulting in an after-tax impairment charge of $79.4 million. We also recorded impairment charges related to trade names and trademarks of $41.2 million and recognized a non-cash income tax benefit of $16.0 million, resulting in an after-tax impairment charge of $25.2 million. We reviewed our position in the healthcare construction market place and our business development strategy. Based on our review of industry data, it was noted that our Design-Build and Development segment had lost market share in each of the last two years. As a result, we lowered our expected future Design-Build and Development cash flows, which lowered the valuation of the reporting unit and caused the impairment charges. Due to decreases in market share, changes in our brand name, and decreased emphasis on branding, we have valued our acquired trade names and trademarks at zero as of December 31, 2010. We used a weighted-average cost of capital of 14.0% in our analysis. We also evaluated our amortizing intangible assets and concluded no impairment existed for those assets.
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

See Note 2 of these Condensed Consolidated Financial Statements for a discussion of our accounting policy regarding the fair value of financial and non-financial assets.
At June 30, 2010, we performed an interim review of our intangible assets associated with the Design-Build and Development business segment due to indicators of impairment, including a decrease in the market value of comparable engineering and construction companies, a decrease in our forecasted cash flow projections for this business segment resulting from negative macro-economic factors and continual delays in new project construction starts, and a reduction in workforce that occurred within the business segment. As a result of the June 30, 2010 review, we recorded, during the three and six months ended June 30, 2010, a pre-tax, non-cash impairment charge of $13.6 million and recognized a non-cash income tax benefit of $2.8 million, resulting in an after-tax impairment charge of $10.8 million. We used a weighted-average cost of capital of 14.0% in our analysis.
The following table presents information about the our goodwill and certain intangible assets measured at fair value as of June 30, 2010, the date at which we recorded an after-tax, non-cash impairment charge of $10.8 million (in thousands):

	Recorded Value as	Fair Value Measurement as of June 30, 2010
Description	of June 30, 2010	Level 1	Level 2	Level 3	Total Losses
Goodwill	$102,195	$—	$—	$102,195	$(6,488)
Trade names and trademarks	34,093	—	—	34,093	(7,147)
Signed contracts	—	—	—	4,736	—
Proposals	895	—	—	1,101	—
Customer relationships	1,399	—	—	2,475	—

	$138,582	$—	$—	$144,600	$(13,635)

See Note 2 of these Condensed Consolidated Financial Statements for a discussion of our accounting policy regarding the fair value of financial and non-financial assets.
The following table shows the change in carrying value related to the Design-Build and Development business segment’s intangible assets from the June 30, 2010 measurement date to December 31, 2010 (in thousands):

		Recorded Value	Amortization for the	Impairment Charges	Recorded Value
		as of	Six Months Ended	Recorded as of	as of
	Location of Asset	June 30, 2010	December 31, 2010	December 31, 2010	December 31, 2010
Goodwill	Goodwill	$102,195	n/a	$(79,313)	$22,882
Trade names and trademarks	Trade names and trademarks	34,093	n/a	(34,903)	—
Acquired proposals	Intangible assets	895	$(895)	—	—
Acquired customer relationships	Intangible assets	1,399	(246)	—	1,153

		$138,582	$(1,141)	$(114,216)	$24,035

Amortization expense related to intangibles for the six months ended June 30, 2011 and 2010 was $2.1 and $3.1 million, respectively. We expect to recognize amortization expense from the amortizing intangible assets as follows (in thousands):

Future
Amortization
For the year ending:	Expense
Remainder of 2011	$2,394
2012	3,786
2013	2,742
2014	2,512
2015	2,029
Thereafter	8,786

$22,249

8. Mortgage Notes Payable and Borrowing Agreements
Line of Credit
On March 1, 2011, we amended and restated the secured revolving credit facility (“Credit Facility”). This $200.0 million Credit Facility is held with a syndicate of financial institutions. The Credit Facility is available to fund working capital and for other general corporate purposes; to finance acquisition and development activity; and to refinance existing and future indebtedness. The Credit Facility permits us to borrow, subject to borrowing base availability, up to $200.0 million of revolving loans, with sub-limits of $25.0 million for swingline loans and $25.0 million for letters of credit. As of June 30, 2011, the maximum available borrowing under the Credit Facility was $121.5 million, with $95.0 million drawn, based on 70% of the value of the aggregate property pledged as collateral. We have the ability to increase the availability by pledging additional unencumbered property to the Credit Facility.
The Credit Facility also allows for up to $150.0 million of increased availability (to a total aggregate available amount of $350.0 million), at our request but subject to each lender’s option to increase its commitment. The interest rate on loans under the Credit Facility equals, at our election, either (1) LIBOR (0.19% as of June 30, 2011) plus a margin of between 275 to 350 basis points based on our total leverage ratio (3.00% as of June 30, 2011) or (2) the higher of the federal funds rate plus 50 basis points or Bank of America, N.A.’s prime rate (3.25% as of June 30, 2011) plus a margin of between 175 to 250 basis points based on our total leverage ratio (2.00% as of June 30, 2011).
The Credit Facility contains customary terms and conditions for credit facilities of this type, including, but not limited to, (1) affirmative covenants relating to our corporate structure and ownership, maintenance of insurance, compliance with environmental laws and preparation of environmental reports, (2) negative covenants relating to restrictions on liens, indebtedness, certain investments (including loans and certain advances), mergers and other fundamental changes, sales and other dispositions of property or assets and transactions with affiliates, maintenance of our REIT qualification and listing on the New York Stock Exchange (“NYSE”) or NASDAQ, and (3) financial covenants to be met at all times including a maximum total leverage ratio (65% through March 31, 2013, and 60% thereafter), maximum secured recourse indebtedness ratio, excluding the indebtedness under the Credit Facility (20%), minimum fixed charge coverage ratio (1.35 to 1.00 through March 31, 2012, and 1.50 to 1.00 thereafter), minimum consolidated tangible net worth ($237.1 million plus 80% of the net proceeds of equity issuances issued after the closing date at March 1, 2011) and minimum net operating income ratio from properties secured under the Credit Facility to Credit Facility interest expense (1.50 to 1.00). Additionally, provisions in the Credit Facility indirectly prohibit us from redeeming or otherwise repurchasing any shares of our stock, including our preferred stock.
On August 1, 2011, we entered into Amendment No. 2 to the Credit Facility (“Amendment No. 2 to the Credit Facility”). Amendment No. 2 to the Credit Facility modified, among other things, the financial covenant to exclude the $80.8 million secured term loan facility (the “Term Loan Facility”), discussed below, from the calculation of the secured recourse indebtedness ratio and to decrease the maximum secured recourse indebtedness ratio to 15%. Prior to Amendment No. 2 to the Credit Facility, we entered into Amendment No. 1 to the Credit Facility (“Amendment No. 1 to the Credit Facility”) to make a non-material change to revise a negative covenant that unintentionally restricted our ability to incur liens securing recourse indebtedness for us or our subsidiaries.
At June 30, 2011, we believe that we were in compliance with all of our loan covenants.
Notes Payable
In April 2011, we refinanced a $5.1 million mortgage note payable on our English Road Medical Center property. The principal balance was unchanged and the note matures in April 2016. The interest rate decreased from 6.0% to 5.0% and with monthly principal and interest payments based approximately on a 25-year amortization.
In March 2011, we began construction on a new project located in Duluth, Minnesota. We obtained construction financing with a maximum principal balance of $19.5 million and an interest rate of LIBOR plus 3.25%, with a minimum interest rate of 5.5%. Monthly payments are interest only during the construction period and after construction completion, the monthly payments will be principal and interest based on a 25-year amortization. The mortgage note matures in September 2016.

On August 2, 2011, we closed on an $80.8 million Term Loan Facility, dated as of August 2, 2011, among us, as a Guarantor, the Operating Partnership, as Borrower, Bank of America, N.A., as administrative agent, and the other lenders from time to time party thereto. Merrill Lynch, Pierce, Fenner & Smith Incorporated is acting as sole lead arranger and sole bookrunner for the Term Loan Facility.

We used the proceeds of the Term Loan Facility to refinance $58.6 million of certain mortgages that mature in 2011 and 2012 and to pay down $22.2 million of our $200 million secured Credit Facility.  The Term Loan Facility matures on the third anniversary of its closing, subject to a one-year extension at our option conditioned upon continued compliance with the representations, warranties and covenants, and payment of a fee to the lenders. The Term Loan Facility also contains an accordion feature, which permits us to request the lenders, from time to time, to increase the facility to a total borrowing amount of $130.8 million, subject to continued compliance with the representations and warranties and covenants.

Borrowings under the Term Loan Facility bear interest at (1) LIBOR plus a margin based on total leverage ratio (ranging from 3.25% to 4.00%) as described in the pricing grid provided therein or (2) at our option, a base rate plus a margin based on total leverage ratio (ranging from 2.25% to 3.00%) as described in the pricing grid provided therein. We expect the initial spread over LIBOR to be 3.50%.

The Term Loan Facility is secured by a pledge of our ownership interests in certain of our property-owning subsidiaries; provided however, that we would be required to deliver mortgages on the borrowing base properties if we exceed a specified leverage ratio or fail to meet a specified fixed charge ratio. The Term Loan Facility is guaranteed by us and certain of our subsidiaries.

 We are subject to customary covenants substantially similar to those for the Credit Facility including, but not limited to, (1) affirmative covenants relating to our corporate structure and ownership, maintenance of insurance, compliance with environmental laws and preparation of environmental reports, (2) negative covenants relating to restrictions on liens, indebtedness, certain investments (including loans and certain advances), mergers and other fundamental changes, sales and other dispositions of property or assets and transactions with affiliates, maintenance of our REIT qualification and listing on the NYSE or NASDAQ, and (3) financial covenants to be met by us at all times including a maximum total leverage ratio (65% through March 31, 2013, and 60% thereafter), maximum secured recourse indebtedness ratio, excluding the indebtedness under the Term Loan Facility and the Credit Facility (15%), minimum fixed charge coverage ratio (1.35 to 1.00 through March 31, 2013, and 1.50 to 1.00 thereafter), and minimum consolidated tangible net worth ($237.1 million plus 80% of the net proceeds of equity issuances occurring after the closing date of the Term Loan Facility). In addition to the covenants above, we are also subject to a debt service coverage ratio (1.30 to 1.00 or greater), which is based on our net operating income attributable to the borrowing base properties.

Our mortgages are collateralized by property; principal and interest payments are generally made monthly. Scheduled maturities of mortgages and notes payable under the Credit Facility as of June 30, 2011, are as follows (in thousands):

For the year ending:	Total
Remainder of 2011	$62,751
2012	32,231
2013	15,871
2014	159,135
2015	17,310
Thereafter	133,295

$420,593

9. Derivative Financial Instruments
Interest rate swap and interest rate cap agreements are utilized to reduce exposure to variable interest rates associated with certain mortgage notes payable. These agreements involve an exchange of fixed and floating interest payments without the exchange of the underlying principal amount (the “notional amount”) or a cap on the referenced rate. The interest rate swap and interest rate cap agreements are reported at fair value in the consolidated balance sheet within “Other assets” or “Other liabilities” and changes in the fair value, net of tax where applicable, are reported in accumulated other comprehensive income (loss) (“AOCI”) exclusive of ineffective amounts. Ineffective amounts of change in the fair value, net of tax where applicable, are reported into income. Ineffectiveness may occur due to derivative overperformance, which is generally caused by a lack of notional on the debt or differences in reset terms between the debt and the derivatives. The following table summarizes the terms of our interest rate swap agreements and their fair values at June 30, 2011 and December 31, 2010 (dollars in thousands):

	As of June 30, 2011					June 30, 2011		December 31, 2010
	Notional			Effective	Expiration
Entity/Property	Amount	Receive Rate	Pay Rate	Date	Date	Asset	Liability	Asset	Liability
Beaufort Medical Plaza	$4,573	1 Month LIBOR	3.80%	8/18/2008	8/18/2011	$—	$27	$—	$107
East Jefferson Medical Plaza	11,600	1 Month LIBOR	1.80%	1/15/2009	12/23/2011	—	96	—	173
River Hills Medical Plaza	3,119	1 Month LIBOR	1.78%	1/15/2009	1/31/2012	—	29	—	50
HealthPartners Medical Office Building	11,687	1 Month LIBOR	3.55%	6/1/2010	11/1/2014	—	917	—	899
Lancaster ASC MOB	10,266	1 Month LIBOR	4.03%	3/14/2008	3/2/2015	—	961	—	938
Bonney Lake MOB Investors LLC	11,505	1 Month LIBOR	3.19%	10/1/2011	10/1/2016	—	564	—	—
Woodlands Center for Specialized Medicine	16,461	1 Month LIBOR	4.71%	4/1/2010	10/1/2018	—	2,318	—	2,200
Medical Center Physicians Tower	14,580	1 Month LIBOR	3.69%	9/1/2010	3/1/2019	—	1,052	—	921
University Physicians — Grants Ferry	10,314	1 Month LIBOR	3.70%	10/1/2010	4/1/2019	—	746	—	654
Cogdell Spencer LP(1)	n/a	n/a	n/a	n/a	n/a	—	—	—	162
St. Francis Community MOB LLC(1)	n/a	n/a	n/a	n/a	n/a	—	—	—	102
St. Francis Medical Plaza (Greenville)(1)	n/a	n/a	n/a	n/a	n/a	—	—	—	109

						$—	$6,710	$—	$6,315

(1)	Interest rate swap agreement expired in 2011.
The following table summarizes the terms of the interest rate cap agreement and its fair value at June 30, 2011 and December 31, 2010 (dollars in thousands):

	As of June 30, 2011					June 30, 2011		December 31, 2010
	Notional			Effective	Expiration
Entity/Property	Amount	Reference Rate	Cap Rate	Date	Date	Asset	Liability	Asset	Liability
Rocky Mount Medical Park LP	$10,193	1 Month LIBOR	3.00%	2/1/2011	10/22/2014	$50	—	—	—
The following table shows the effect of our derivative financial instruments designated as cash flow hedges for the periods shown (in thousands):

		Location of Gain or	Gain or (Loss)
		(Loss) Reclassified	Reclassified from
	Gain or (Loss)	from AOCI,	AOCI,
	Recognized in AOCI,	Noncontrolling	Noncontrolling
	Noncontrolling	Interests in	Interests in
	Interests in	Operating	Operating	Location of Gain or	Gain or (Loss)
	Operating	Partnership, and	Partnership, and	(Loss) Recognized –	Recognized –
	Partnership, and	Noncontrolling	Noncontrolling	Ineffective Portion	Ineffective Portion
	Noncontrolling	Interests in Real	Interests in Real	and Amount	and Amount
	Interests in Real	Estate Partnerships	Estate Partnerships	Excluded from	Excluded from
	Estate Partnerships –	into Income –	into Income –	Effectiveness	Effectiveness
	Effective Portion (1)	Effective Portion	Effective Portion(1)	Testing	Testing
For the three months ended:

June 30, 2011	$(1,467)	Interest Expense	$(794)	Interest rate derivative expense	$—

June 30, 2010	$(2,932)	Interest Expense	$(1,741)	Interest rate derivative expense	$(10)

For the six months ended:

June 30, 2011	$(508)	Interest Expense	$(1,752)	Interest rate derivative expense	$—

June 30, 2010	$(4,396)	Interest Expense	$(1,995)	Interest rate derivative expense	$(25)

(1)
Refer to the Condensed Consolidated Statement of Changes in Equity, which summarizes the activity in unrealized gain (loss) on derivative financial instruments, net of tax related to the interest rate swap and interest rate cap agreements.

The following tables present information about our assets and liabilities measured at fair value on a recurring basis for the periods shown, and indicates the fair value hierarchy referenced in Note 2 of these Condensed Consolidated Financial Statements of the valuation techniques utilized by us to determine such fair value (in thousands):

	Fair Value Measurements as of
	June 30, 2011
	Total	Level 1	Level 2	Level 3
Assets-
Interest rate cap agreement	$—	$—	$50	$—

Liabilities-
Interest rate swap agreements	$—	$—	$(5,964)	$—

	Fair Value Measurements as of
	December 31, 2010
	Total	Level 1	Level 2	Level 3
Liabilities-
Interest rate swap agreements	$(6,315)	$—	$(6,315)	$—
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

10. Equity
Preferred Shares
There were approximately 2.9 million shares of our 8.500% Series A cumulative redeemable perpetual preferred stock (“Series A preferred shares”) outstanding at June 30, 2011. The Series A preferred shares have no stated maturity and are not subject to any sinking fund or mandatory redemption. Upon certain circumstances upon a change of control, the Series A preferred shares are convertible to common shares. Holders of Series A preferred shares generally have no voting rights, except under limited conditions, and holders are entitled to receive cumulative preferential dividends. Dividends are payable quarterly in arrears on the first day of March, June, September, and December.
The following is a summary of changes of our Series A preferred shares for the periods shown (in thousands):

	For the Six Months Ended
	June 30, 2011	June 30, 2010
Preferred shares at beginning of period	2,600	—
Issuance of preferred shares	340	—

Preferred shares at end of period	2,940	—

Common Shares and Units
An Operating Partnership unit (“OP Unit”) and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. An OP Unit may be tendered for redemption for cash; however, we have sole discretion and the authorized common stock to exchange for shares of common stock on a one-for-one basis.
Long Term Incentive Plan (“LTIP”) units are a special class of partnership interests in the Operating Partnership. Each LTIP unit awarded will be deemed equivalent to an award of one common share under the 2005 and 2010 long-term stock incentive plans, reducing the availability for other equity awards on a one-for-one basis. The vesting period for LTIP units, if any, will be determined at the time of issuance. Cash distributions on each LTIP unit, whether vested or not, will be the same as those made on the OP Units. Under the terms of the LTIP units, the Operating Partnership will revalue for tax purposes its assets upon the occurrence of certain specified events, and any increase in valuation from the time of grant until such event will be allocated first to the holders of LTIP units to equalize the capital accounts of such holders with the capital accounts of OP unitholders. Subject to any agreed upon exceptions, once vested and the capital accounts of the LTIP units are equalized, then such LTIP units are convertible into OP Units in the Operating Partnership on a one for one basis.
As of June 30, 2011, there were 58.5 million OP Units outstanding, of which 51.1 million, or 87.4%, were owned by us and 7.4 million, or 12.6%, were owned by other partners, including certain directors, officers and other members of executive management. As of June 30, 2011, the fair market value of the OP Units not owned by us was $44.3 million, based on a market value of $5.99 per unit, which was the closing stock price of our common shares on the NYSE on June 30, 2011.
The following is a summary of changes of our common stock for the periods shown (in thousands):

	For the Six Months Ended
	June 30, 2011	June 30, 2010
Common shares at beginning of period	50,870	42,729
Issuance of common shares	—	7,133
Conversion of OP Units to common stock	172	65
Restricted stock grants	38	35

Common shares at end of period	51,080	49,962

The following is net income (loss) attributable to Cogdell Spencer Inc. and the issuance of common stock in exchange for redemptions of OP Units for the periods shown (in thousands):

	For the Six Months Ended
	June 30,	June 30,
	2011	2010
Net loss attributable to Cogdell Spencer Inc.	$(8,116)	$(8,736)
Increase in Cogdell Spencer Inc. additional paid-in capital for the conversion of OP units into common stock	516	357

Change from net loss attributable to Cogdell Spencer Inc. and transfers from noncontrolling interests	$(7,600)	$(8,379)

Noncontrolling Interests in Real Estate Partnerships
Noncontrolling interests in real estate partnerships at June 30, 2011 and December 31, 2010 relate to the consolidated entities referenced in Note 3 of these Condensed Consolidated Financial Statements. See Note 3 of these Condensed Consolidated Financial Statements for additional information regarding our investments in real estate partnerships.
Dividends and Distributions
On June 10, 2011, we announced that our Board of Directors had declared a quarterly dividend of $0.10 per share and OP Unit that was paid in cash on July 20, 2011 to holders of record on June 24, 2011. The $5.1 million dividend on our common stock covered our second quarter of 2011. Additionally, distributions declared to OP Unit holders, excluding inter-company distributions, totaled $0.8 million for the second quarter of 2011.
On August 4, 2011, we announced that our Board of Directors declared a quarterly dividend of $0.53125 per share on our Series A preferred shares for the period June 1, 2011 to August 31, 2011. The $1.6 million dividend will be paid on September 1, 2011, to holders of record on August 18, 2011.

11. Incentive and Share-Based Compensation
Our 2005 and 2010 Long-Term Stock Incentive Plans (collectively, the “Incentive Plans”) provide for the grant of incentive awards to employees, directors and consultants to attract and retain qualified individuals and reward them for superior performance in achieving the Company’s business goals and enhancing stockholder value. Awards issuable under the incentive award plan include stock options, restricted stock, dividend equivalents, stock appreciation rights, LTIP units, cash performance bonuses and other incentive awards. Only employees are eligible to receive incentive stock options under the incentive award plan. We have reserved a total of 2,512,000 shares of common stock for issuance pursuant to the incentive award plan, subject to certain adjustments set forth in the plan. Each LTIP unit issued under the incentive award plan will count as one share of stock for purposes of calculating the limit on shares that may be issued under the plan. A total of 926,861 shares of common stock are available for future grant under the Incentive Plans at June 30, 2011.
We recognized total compensation expense of $0.5 and $0.4 million for the six months ended June 30, 2011 and 2010, respectively.
In September 2010, we issued 447,094 shares of restricted common stock to our President and Chief Executive Officer, Mr. Raymond Braun, as a performance award grant. The restricted common stock vests, subject to the satisfaction of pre-established performance measures, 100% on December 31, 2013, or earlier if Mr. Braun is terminated without cause. The restricted common stock was valued at $5.99 per share, the closing common stock price on the NYSE on the grant date for accounting purposes of June 30, 2011, which was the date our Board of Directors approved the performance criteria.
The following is a summary of restricted stock and LTIP unit activity for the six months ended June 30, 2011 (in thousands, except weighted average grant price):

			Weighted
	Restricted		Average
	Stock	LTIP Units	Grant Price
Unvested balance at January 1, 2011	75	65	$10.69
Granted	464	54	5.99
Vested	(17)	(38)	6.07

Unvested balance at June 30, 2011	522	81	$7.07

12. Contingencies
In the normal course of business, we are subject to claims, lawsuits, and legal proceedings. While it is not possible to ascertain with certainty the ultimate outcome of such matters, in management’s opinion, the liabilities, if any, in excess of amounts provided or covered by insurance, have a maximum reasonable possible loss of approximately $3.1 million. We have evaluated exposures related to these matters and have accrued a reserve of $3.1 million as of June 30, 2011. This reserve was increased by $1.8 million for three and six the months ended June 30, 2011.

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
In the six months ended June 30, 2011, we acquired three buildings totaling approximately 213,000 net rentable square feet for a total approximate investment of $41.0 million. These acquisitions resulted in two new hospital relationships. St. Elizabeth Florence Medical Office Building, located in Florence, Kentucky, and St. Elizabeth Covington Medical Center, located in Covington, Kentucky, are located on campus with the St. Elizabeth Healthcare hospital system. Doylestown Health & Wellness Center, located in Doylestown, Pennsylvania, is located on campus with Doylestown Hospital.
As of June 30, 2011, we had three investment projects under construction totaling approximately 312,000 net rentable square feet with a total estimated investment of approximately $70.2 million. Two of these projects are scheduled to be completed before the end of 2011.

As of June 30, 2011, we owned and/or managed 116 medical office buildings and healthcare related facilities, totaling approximately 6.1 million net rentable square feet. Our portfolio consists of:

		Net Rentable
	Number of	Square Feet	Percentage
	Properties	(in millions)	Leased
Stabilized properties:
Wholly-owned	61	3.33
Consolidated joint venture	5	0.34

Total stabilized properties	66	3.67	91.2%
Fill-up properties(1):
Medical Center Physician’s Tower(2)	1	0.11	75.0%
St. Elizabeth Forence MOB	1	0.05	76.1%
St. Elizabeth Covington	1	0.06	57.8%

Total consolidated properties	69	3.89
Unconsolidated joint venture properties	3	0.21
Properties managed for third parties	44	1.99

Total portfolio	116	6.09

(1)	Fill-up is the time period for a newly available property to attract tenants and reach stabilized occupancy.

(2)	The remaining 25.0% is leased and under construction. Date of occupancy is scheduled for third quarter 2011.
At June 30, 2011, 74.4% of our wholly-owned and consolidated properties were located on hospital campuses and an additional 10.4% were located off-campus, but were hospital anchored. We believe that our on-campus and hospital anchored assets occupy a premier franchise location in relation to local hospitals, providing our properties with a distinct competitive advantage over alternative medical office space in an area. As of June 30, 2011, our 66 stabilized properties had a weighted average remaining lease term of approximately 5.2 years.
We derive the majority of our revenues from two main sources: 1) rents received from tenants under leases in healthcare facilities, and 2) revenue earned from design-build construction contracts and development contracts. To a lesser degree, we have revenue from consulting and property management agreements.
We expect that rental revenue will remain stable due to multi-year, non-cancellable leases with annual rental increases based on the Consumer Price Index (“CPI”). We have been able to maintain a high occupancy rate for our stabilized, consolidated wholly-owned and joint venture properties due to our focus on customer relationships. For the six months ended June 30, 2011, we renewed 87.0% of lease expirations. Generally, our property operating revenues and expenses have remained consistent over time except for growth due to property developments and property acquisitions.
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

Business Segments
We have two identified reportable segments: (1) Property Operations and (2) Design-Build and Development. We define business segments by their distinct customer base and service provided. While we operate as a single entity, we produce discrete financial information for each segment, which is reviewed by the chief operating decision maker to make resource allocation decisions and assess performance. Property Operations includes real estate investment and rental activities as well as property management for third parties. Design-Build and Development includes design-build construction activities as well as development and consulting activities. For additional information, see Note 5 of the accompanying Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
Property Summary
The following is an activity summary of our property portfolio (excluding unconsolidated real estate partnerships) for the periods shown:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Properties at beginning of the period	67	63	66	62
Acquisitions (including fill-up properties)	2	—	3	—
Developments (including fill-up properties)	—	2	—	3

Properties at end of the period	69	65	69	65

Year Ended
December 31,
2010
Properties at January 1	62
Acquisitions (including fill-up properties)	1
Developments (including fill-up properties)	3

Properties at December 31	66

The above tables include East Jefferson MRI, which is accounted for as a sales-type capital lease.
A property is considered stabilized upon the earlier of (1) achieving intended occupancy and substantial completion of tenant improvements, or (2) completion of the fill-up period specified within the property’s underwriting. Fill-up is the time period for a newly available property to attract tenants and reach stabilized occupancy. For portfolio and operational data, a single stabilized date is used. For GAAP reporting, a property is placed into service in stages as construction is completed and the property and tenant space is available for its intended use. We had three properties, Medical Center Physicians Tower located in Jackson, Tennessee, St. Elizabeth Florence Medical Office Building located in Florence, Kentucky, and St. Elizabeth Covington Medical Center, located in Covington, Kentucky, in fill-up at June 30, 2011.
Comparison of the Three and Six Months Ended June 30, 2011 and 2010
Funds from Operations Modified (“FFOM”)
For the three months ended June 30, 2011, FFOM, excluding our litigation provision, impairment charges, and CEO retirement expense, decreased $2.7 million, or 41.0% compared to the same periods in the prior year. This decrease is due to 1) decreases in gross margins for the Design-Build and Development segment and 2) decrease in income tax benefit because of the full deferred tax asset valuation allowance against our current period net deferred tax assets where as there was no such valuation allowance in the prior period.
For the six months ended June 30, 2011, FFOM, excluding our litigation provision, impairment charges, and CEO retirement expense, decreased $10.2 million, or 57.5% compared to the same periods in the prior year. This decrease is due to 1) decrease in Design-Build and Development segment revenue due to fewer active revenue generating third-party design-build construction projects, 2) decreases in gross margins for the Design-Build and Development segment and 3) decrease in income tax benefit because of the full deferred tax asset valuation allowance against our current period net deferred tax assets where as there was no such valuation allowance in the prior period.

The following is a summary of FFOM for the three and six months ended June 30, 2011 and 2010 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
FFOM attributable to:
Property operations	$14,096	$13,043	$28,399	$26,483
Design-Build and development, excluding litigation provision, impairment charges, and CEO retirement expense	(1,051)	712	(1,922)	8,044
Intersegment eliminations	(601)	(1,709)	(1,475)	(2,227)
Unallocated and other, excluding litigation provision, impairment charges, and CEO retirement expense	(8,580)	(5,500)	(17,478)	(14,604)

FFOM, excluding litigation provision, impairment charges, and CEO retirement expense	3,864	6,546	7,524	17,696
Impact of litigation provision, impairment charges, and CEO retirement expense:
Litigation provision	(1,800)	—	(1,800)	—
Goodwill and intangible asset impairment charges, net of tax benefit	—	(10,848)	—	(10,848)
CEO retirement compensation expense, net of tax benefit	—	(2,545)	—	(2,545)

FFOM	$2,064	$(6,847)	$5,724	$4,303

See Note 5 of the accompanying Notes to Condensed Consolidated Financial Statements in this Form 10-Q for business segment information and management’s use of FFO and FFOM to evaluate operating performance. The following table presents the reconciliation of FFO and FFOM to net loss, which is the most directly comparable GAAP measure to FFO and FFOM, for the three and six months ended June 30, 2011 and 2010 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net loss	$(3,913)	$(13,753)	$(5,789)	$(9,558)
Add:
Real estate related depreciation and amortization:
Wholly-owned and consolidated properties	7,433	7,272	14,710	14,465
Unconsolidated real estate partnerships	3	3	6	6
Acquisition-related expenses	398	—	482	—
Less:
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(526)	(479)	(1,024)	(1,094)
Dividends on preferred stock	(1,562)	—	(3,124)	—
Gain on sale of real estate property	—	(264)	—	(264)

Funds from Operations (FFO)	1,833	(7,221)	5,261	3,555
Amortization of intangibles related to purchase accounting, net of income tax benefit	231	374	463	748

Funds from Operations Modified (FFOM)	$2,064	$(6,847)	$5,724	$4,303

FFOM attributable to Property Operations, net of intersegment eliminations
The following is a summary of FFOM attributable to the Property Operations segment, net of intersegment eliminations, for the three and six months ended June 30, 2011 and 2010 (in thousands):

	For the Three Months Ended
	June 30, 2011	June 30, 2010
Rental revenue, net of intersegment eliminations of $0 in 2011 and $23 in 2010	$23,136	$20,995
Property management and other fee revenue	760	761
Property operating and management expenses	(9,426)	(8,387)
Interest and other income	144	134
Earnings (loss) from unconsolidated real estate partnerships, before real estate related depreciation and amortization	8	3
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(526)	(479)
Loss from discontinued operations, before gain on sale	—	(7)

FFOM, net of intersegment eliminations	14,096	13,020
Intersegment eliminations	—	23

FFOM	$14,096	$13,043

	For the Six Months Ended
	June 30, 2011	June 30, 2010
Rental revenue, net of intersegment eliminations of $0 in 2011 and $46 in 2010	$46,190	$42,240
Property management and other fee revenue	1,536	1,578
Property operating and management expenses	(18,629)	(16,585)
Interest and other income	308	280
Earnings (loss) from unconsolidated real estate partnerships, before real estate related depreciation and amortization	18	9
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(1,024)	(1,094)
Income from discontinued operations, before gain on sale	—	9

FFOM, net of intersegment eliminations	28,399	26,437
Intersegment eliminations	—	46

FFOM	$28,399	$26,483

See Note 5 in the accompanying Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a reconciliation of above segment FFOM to net income (loss).
For the three and six months ended June 30, 2011, FFOM attributable to Property Operations, net of intersegment eliminations, increased $1.1 million, or 8.3%, and $2.0 million, or 7.4%, respectively, compared to the same periods last year. The increase in rental revenue is primarily due to the addition of four properties, University Physicians — Grants Ferry medical office building which began operations in June 2010, HealthPartners Medical & Dental Clinics medical office building which began operations in June 2010, St. Francis Outpatient Surgery Center which was acquired in July 2010, and St. Elizabeth Florence Medical Office Building which began operations in January 2011, as well as increases in rental rates associated with CPI increases and reimbursable expenses. The increase in property operating and management expenses are primarily due to the addition of these properties.

FFOM attributable to Design-Build and Development, net of intersegment eliminations
The following is a summary of FFOM attributable to the Design-Build and Development segment, net of intersegment eliminations, for the three and six months ended June 30, 2011 and 2010 (in thousands):

	For the Three Months Ended
	June 30, 2011	June 30, 2010
Design-Build contract revenue and other sales, net of intersegment eliminations of $14,103 in 2011 and $8,993 in 2010	$17,641	$15,236
Development management and other income, net of intersegment eliminations of $530 in 2011 and $2,249 in 2010	41	17
Design-Build contract and development management expenses, net of intersegment eliminations of $14,032 in 2011 and $9,533 in 2010	(15,377)	(11,407)
Selling, general, and administrative expenses, net of intersegment eliminations of $0 in 2011 and $23 in 2010	(3,687)	(4,583)
Interest and other income	8	—
Depreciation and amortization	(278)	(237)

FFOM, excluding litigation provision and impairment charges, net of intersegment eliminations	(1,652)	(974)
Intersegment eliminations	601	1,686

FFOM, excluding litigation provision and impairment charges	(1,051)	712
Impact of litigation provision and impairment charges:
Litigation accrual	(1,800)	—
Goodwill and intangible asset impairment charges	—	(13,635)

FFOM	$(2,851)	$(12,923)

	For the Six Months Ended
	June 30, 2011	June 30, 2010
Design-Build contract revenue and other sales, net of intersegment eliminations of $22,646 in 2011 and $12,757 in 2010	$32,881	$50,672
Development management and other income, net of intersegment eliminations of $1,335 in 2011 and $3,032 in 2010	115	120
Design-Build contract and development management expenses, net of intersegment eliminations of $22,506 in 2011 and $13,562 in 2010	(28,390)	(36,026)
Selling, general, and administrative expenses, net of intersegment eliminations of $0 in 2011 and $46 in 2010	(7,463)	(8,449)
Interest and other income	16	3
Depreciation and amortization	(556)	(457)

FFOM, excluding litigation provision and impairment charges, net of intersegment eliminations	(3,397)	5,863
Intersegment eliminations	1,475	2,181

FFOM, excluding litigation provision and impairment charges	(1,922)	8,044
Impact of litigation provision and impairment charges:
Litigation provision	(1,800)	—
Goodwill and intangible asset impairment charges	—	(13,635)

FFOM	$(3,722)	$(5,591)

See Note 5 in the accompanying Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a reconciliation of above segment FFOM to net income (loss).
For the three and six months ended June 30, 2011, FFOM attributable to the Design-Build and Development segment, net of intersegment eliminations, excluding litigation provision and impairment charges decreased $0.7 million and $9.3 million, respectively, compared to the same period last year. The decrease is due to fewer active revenue generating third-party design-build construction projects and lower total gross margin percentage.
Design-Build contract revenue and other sales plus development management and other income, all net of intersegment eliminations (“Design-Build Revenues”) increased $2.4 million, or 15.8%, for the three months ended June 30, 2011 compared to the same period last year. At both June 30, 2011 and June 30, 2010, we had nine active third party revenue generating design-build construction projects. The increase is primarily due to timing of work performed on those projects during the respective quarters.

Design-Build Revenues decreased $17.8 million, or 35.1%, for the six months ended June 30, 2011, compared to the same period last year. Included in 2010 revenue was $9.8 million related to an agreement for design services only. There were no similar design services only agreements in the current period. Further, the average size of the projects in 2011 is smaller than in 2010.
Intersegment Design-Build Revenues increased $5.1 million, or 56.8%, and $9.9 million, or 77.5%, for the three and six months ended June 30, 2011 compared to the same periods last year. The number of projects under construction for our ownership has increased from two at June 2010 to three at June 2011. Additionally, there are an increased number of tenant improvement projects for operating buildings performed in 2011 compared to 2010.
For the three and six months ended June 30, 2011, gross margin percentage (Design-Build Revenues less design-build contract and development management expenses and as a percent of revenues) decreased from 25.2% to 13.0% for the three months periods and decreased from 29.1% to 14.0% for the six months periods. These decreases are primarily due to 1) costs being absorbed by fewer projects due to the lower volume of active projects in 2011 compared to 2010 and 2) the gross margin on the $9.8 million revenue discussed in the Design-Build Revenues paragraph above had a greater than normal gross margin because it was an analysis and design agreement that utilized our engineering and architectural professionals and no construction sub-contractors.
For the three and six months ended June 30, 2011, selling, general, and administrative expenses attributable to the Design-Build and Development segment decreased $0.9 million, or 19.6%, and $1.0 million, or 11.7%, respectively, as compared to the same periods last year. This decrease is primarily due to severance charges related to a reduction in force that occurred in June 2010.
In the normal course of business, the Design-Build and Development segment is subject to claims, lawsuits, and legal proceedings. While it is not possible to ascertain with certainty the ultimate outcome of such matters, in management’s opinion, the liabilities, if any, in excess of amounts provided or covered by insurance, have a maximum reasonable possible loss of approximately $3.1 million. We have evaluated exposures related to these matters and have accrued a reserve of $3.1 million as of June 30, 2011. This reserve was increased by $1.8 million for the three and six months ended June 30, 2011.
Selling, general, and administrative
For the three and six months ended June 30, 2011, selling, general, and administrative expenses decreased $2.5 million, or 27.0%, and $2.1 million, or 14.1%, respectively, as compared to the same periods last year. Excluding the changes attributable to the Design-Build and Development segment, which are discussed above, selling, general and administrative expenses decreased $2.8 million and $2.3 million, respectively, primarily due to a non-recurring compensation expense associated with the retirement of the Company’s Chief Executive Officer and the timing of professional services incurred.
Depreciation and amortization
For the three and six months ended June 30, 2011, depreciation and amortization expenses decreased $0.2 million, or 2.4%, and $0.5 million, or 2.8%, respectively, as compared to the same periods last year. The decrease is primarily due to a decrease in the amortization of intangible assets due to these assets becoming fully amortized, offset by the addition of four properties, University Physicians — Grants Ferry medical office building which began operations in June 2010, HealthPartners Medical & Dental Clinics medical office building which began operations in June 2010, St. Francis Outpatient Surgery Center which was acquired in July 2010, and St. Elizabeth Florence which began operations in January 2011.
Interest expense
For the three and six months ended June 30, 2011, interest expense decreased $0.4 million, or 6.8%, and $0.6 million, or 5.8%, respectively, as compared to the same periods last year. This decrease is primarily due to the repayment of a $50.0 million term loan in December 2010, offset by interest on mortgage notes payable for the properties that became operational in June and July 2010.
Impairment charge
We review the value of goodwill and intangible assets on an annual basis and when circumstances indicate a potential impairment may exist. For the three and six months ended June 30, 2011, we determined no interim review was necessary. For the three and six months ended June 30, 2010, we performed a review and recorded a pre-tax, non-cash impairment charge of $13.6 million and recognized a non-cash income tax benefit of $2.8 million, resulting in a non-cash, after-tax impairment charge of $10.8 million.

Income tax benefit (expense)
For the three and six months ended June 30, 2011, income tax benefit decreased $5.2 million, or 100.4%, and $3.5 million, or 101.1%, respectively, as compared to the same periods last year. We record income taxes associated with our taxable REIT subsidiaries (“TRSs”), which include our Design-Build and Development business segment. During 2010, we recorded an income tax benefit due to the net losses incurred by the Design-Build and Development segment and did not record a deferred tax asset valuation allowance. During 2011, the income tax benefit associated with the net losses incurred by the Design-Build and Development segment was fully offset by a deferred tax asset valuation allowance.
Cash Flows
Cash provided by operating activities increased $11.9 million, or 107.3%, for the six months ended June 30, 2011, as compared to the same period last year, and is summarized below (in thousands):

	For the Six Months Ended
	June 30, 2011	June 30, 2010
Net loss plus non-cash adjustments	$10,522	$16,956
Changes in operating assets and liabilities	12,440	(5,878)

Net cash provided by operating activities	$22,962	$11,078

The net loss plus non-cash adjustments decreased $6.4 million, or 37.9%, for the six months ended June 30, 2011, as compared to the same period last year. This decrease is primarily due to decreased net income after non-cash adjustments for the Design-Build and Development segment offset by increased net income after non-cash adjustments for the Property Operations segment. The changes in operating assets and liabilities increased $18.3 million for the six months ended June 30, 2011, as compared to the same period last year. This increase is primarily due to 1) stabilization of active design-build projects which resulted in the stabilization of design-build billings in excess of costs and estimated earnings on uncompleted contracts as compared to the same period last year where there was a significant decrease in billing in excess of costs and estimated earnings, 2) an increase in tenant funding responsibility for development projects, and 3) an increase in our litigation accrual.
Cash used in investing activities increased $43.0 million, or 175.4%, for the six months ended June 30, 2011, as compared to the same period last year. The increase resulted from our current year acquisitions, having more development projects under construction in the current period compared to the same period last year, and increased second generation leasing activity.
Investment in real estate properties consisted of the following for the six months ended June 30, 2011 and 2010 (in thousands):

	For the Six Months Ended
	June 30, 2011	June 30, 2010
Development, redevelopment, and acquisitions	$63,892	$20,660
Second generation tenant improvements	4,911	1,321
Recurring property capital expenditures	876	42

Investment in real estate properties	$69,679	$22,023

Cash provided by financing activities increased by $30.0 million for the six months ended June 30, 2011, as compared to same period last year. The change is primarily due to proceeds drawn down from the Credit Facility of $50.0 million in the six months ended June 30, 2011, compared to net paydowns of $25.0 million in the six months ended June 30, 2010, offset by a decrease in equity net proceeds of $38.9 million, an increase in financing costs of $2.9 million, and dividends to preferred shareholders of $2.8 million.

Construction in Progress
Construction in progress consisted of the following as June 30, 2011 (dollars in thousands):

		Estimated	Net		Estimated
		Completion	Rentable	Investment	Total
Property	Location	Date	Square Feet	to Date (1)	Investment

Good Sam MOB Investors, LLC	Puyallup, WA	4Q 2011	80,000	$15,894	$24,700
Bonney Lake MOB Investors, LLC (2)	Bonney Lake, WA	3Q 2011	56,000	14,550	17,700
St. Lukes Medical Office Building	Duluth, MN	3Q 2012	176,000	3,498	27,800

(1)	Represents our investment in the project before intersegment eliminations.

(2)	We had a 61.7% ownership interest at June 30, 2011.
Liquidity and Capital Resources
In addition to amounts available under the Credit Facility, as of June 30, 2011, we had approximately $16.4 million available in cash and cash equivalents.
We have a $200.0 million secured revolving credit facility with a syndicate of financial institutions. The Credit Facility is available to fund working capital and for other general corporate purposes; to finance acquisition and development activity; and to refinance existing and future indebtedness. The Credit Facility permits us to borrow, subject to borrowing base availability, up to $200.0 million of revolving loans, with sub-limits of $25.0 million for swingline loans and $25.0 million for letters of credit. As of June 30, 2011, the maximum available borrowing under the Credit Facility was $121.5 million, with $95.0 million drawn, based on 70% of the value of the aggregate property pledged as collateral. We have the ability to increase the availability by pledging additional unencumbered property to the Credit Facility.
The Credit Facility also allows for up to $150.0 million of increased availability (to a total aggregate available amount of $350.0 million), at our request but subject to each lender’s option to increase its commitment. The interest rate on loans under the Credit Facility equals, at our election, either (1) LIBOR (0.19% as of June 30, 2011) plus a margin of between 275 to 350 basis points based on our total leverage ratio (3.00% as of June 30, 2011) or (2) the higher of the federal funds rate plus 50 basis points or Bank of America, N.A.’s prime rate (3.25% as of June 30, 2011) plus a margin of between 175 to 250 basis points based on our total leverage ratio (2.00% as of June 30, 2011).
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

The Credit Facility has the following financial covenants as of June 30, 2011 (dollars in thousands):

Financial Covenant	June 30, 2011
Maximum total leverage ratio (0.65 to 1.00 through March 31, 2013, and 0.60 to 1.00 thereafter)	0.52 to 1.00

Maximum secured recourse indebtedness ratio (0.20 to 1.00)	0.06 to 1.00

Minimum fixed charge coverage ratio (1.35 to 1.00 through March 31, 2012, and 1.50 to 1.00 thereafter)	1.51 to 1.00

Minimum consolidated tangible net worth ($237,106 plus 80% of the net proceeds of equity issuance after March 1, 2011)	$285,578

Minimum facility interest coverage ratio (1.50 to 1.00)	9.62 to 1.00
As of June 30, 2011, we believe that we were in compliance with all of our debt covenants.
Short-Term Liquidity Needs
We believe that we will have sufficient capital resources from cash flow from continuing operations, cash and cash equivalents, and borrowings under the Credit Facility to fund ongoing operations and distributions required to maintain REIT compliance over the next 12 months. We anticipate using our cash flow from continuing operations, cash and cash equivalents, and Credit Facility availability to fund our business operations, cash dividends and distributions, debt amortization, and recurring capital expenditures. Capital requirements for significant acquisitions and development projects may require funding from borrowings, equity, and/or debt offerings.
On August 2nd, we closed on an $80.8 million term loan facility and used the proceeds to refinance $58.6 million of certain mortgages that mature in 2011 and 2012 and to pay down $22.2 million of our secured revolving credit facility. The facility is for a three year term with one, one-year extension option and contains an accordion feature to expand the facility to a total of $130.8 million. Covenants for the facility are substantially consistent with those for our $200 million secured revolving credit facility with the addition of a debt service coverage ratio measured based on net operating income attributable to the underlying property. Repayment is interest only based on our overall leverage ranging from LIBOR plus 3.25% to LIBOR plus 4.00%. We expect the initial spread over LIBOR to be 3.50%. Initial security for the facility is a pledge of our ownership interests in our subsidiaries that own the underlying properties; provided however, that we would be required to deliver mortgages over the underlying properties if we exceed a specified leverage ratio or fail to meet a specified fixed charge ratio.
As of June 30, 2011, we had no outstanding equity commitments to unconsolidated real estate partnerships.
On June 10, 2011, we announced that our Board of Directors had declared a quarterly dividend of $0.10 per common share and OP Unit that was paid in cash on July 20, 2011 to holders of record on June 24, 2011.
On August 4, 2011, we announced that our Board of Directors declared a quarterly dividend of $0.53125 per share on our Series A preferred shares for the period June 1, 2011 to August 31, 2011 to holders of record on August 18, 2011.
Long-Term Liquidity Needs
Our principal long-term liquidity needs consist primarily of new property development, property acquisitions, and principal payments under various mortgages and other credit facilities and non-recurring capital expenditures. We do not expect that our cash flow from continuing operations, cash and cash equivalents, and borrowings under the Credit Facility will be sufficient to meet all of these long-term liquidity needs. Instead, we expect to meet long-term liquidity requirements through cash flow from continuing operations, cash and cash equivalents, and borrowings under the Credit Facility and through additional equity and debt financings, including loans from banks, institutional investors or other lenders, bridge loans, letters of credit, and other lending arrangements, most of which will be secured by mortgages. We may also issue unsecured debt in the future.
We expect to finance new property developments through cash equity capital together with construction loan proceeds, as well as through cash equity investments by our tenants or third parties. We intend to have construction financing agreements in place before construction begins on development projects.
We expect to fund property acquisitions through a combination of borrowings under our Credit Facility, traditional secured mortgage financing, unsecured borrowings, and equity offerings. In addition, we may use OP Units issued by the Operating Partnership to acquire properties from existing owners seeking a tax deferred transaction.

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
Contractual Obligations
The following table summarizes our contractual obligations as of June 30, 2011, including the maturities and scheduled principal repayments and the commitments due in connection with our ground leases and operating leases for the periods indicated (in thousands):

	Remainder
	of 2011	2012	2013	2014	2015	Thereafter	Total
Obligation:
Long-term debt principal payments and maturities (1)	$62,751	$32,231	$15,871	$159,135	$17,310	$133,296	$420,594
Standby letters of credit (2)	8,128	—	—	—	—	—	8,128
Interest payments (3)	8,855	15,814	14,922	10,624	7,209	13,518	70,942
Ground and air rights leases (4)	481	1,059	1,059	1,060	1,060	25,581	30,300
Operating leases (5)	2,671	5,079	4,036	3,540	3,508	21,008	39,842

Total	$82,886	$54,183	$35,888	$174,359	$29,087	$193,403	$569,806

(1)	Includes notes payable under the Credit Facility.

(2)	As collateral for performance, we are contingently liable under standby letters of credit, which also reduces the availability under the Credit Facility.

(3)	Assumes one-month LIBOR of 0.19% and a Prime Rate of 3.25%, which were the rates as of June 30, 2011.

(4)
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

(5)	Payments under operating lease agreements relate to equipment and office space leases. The future minimum lease commitments under these leases are as indicated.
Off-Balance Sheet Arrangements
We may guarantee debt in connection with certain of our development activities, including unconsolidated joint ventures, from time to time. As of June 30, 2011, we did not have any such guarantees or other off-balance sheet arrangements outstanding.
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
Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, codified in Accounting Standards Codification (“ASC”) 820, Fair Value Measurement, which increases the disclosures around assets and liabilities measured at fair value. Entities will be required to disclose any significant transfers between Levels 1 and 2 of the fair value hierarchy, provide additional quantitative and qualitative information regarding fair value measurements categorized as Level 3 of the fair value hierarchy, and include the hierarchy classification for items whose fair value is not recorded on their consolidated balance sheets but are disclosed in their notes. This will become effective for fiscal years beginning after December 15, 2011.
In June 2011, the FASB issued an accounting standard update, codified in ASC 220, Comprehensive Income, which changes the presentation of comprehensive income. Entities will have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This will become effective for fiscal years beginning after December 15, 2011.

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
As of June 30, 2011, we had $420.6 million of consolidated debt outstanding (excluding any discounts or premiums related to assumed debt). Of our total consolidated debt outstanding, $169.3 million, or 40.3%, was variable rate debt that is not subject to variable to fixed rate interest rate swap agreements, and total indebtedness, $251.3 million, or 59.7%, was subject to fixed interest rates, including variable rate debt that is subject to variable to fixed rate swap agreements. The weighted average interest rate for fixed rate debt was 6.1% as of June 30, 2011.
If LIBOR were to increase by 100 basis points based on June 30, 2011, one-month LIBOR of 0.19%, the increase in interest expense on our June 30, 2011 variable rate debt would decrease future annual earnings and cash flows by approximately $1.7 million. Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

ITEM 4.	CONTROLS AND PROCEDURES
Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of June 30, 2011, our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.
During the three months ended June 30, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
See our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant changes to our risk factors during the six months ended June 30, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Issuer Purchases of Equity Securities
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

10.1	Credit Agreement, dated August 2, 2011, among the Company, as a Guarantor, Cogdell Spencer LP, as Borrower, and Bank of America, N.A., as Administrative Agent, and the other lenders thereto.
10.2	Guaranty Agreement, dated as of August 2, 2011, among the Guarantors named therein and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders.
10.3
Securities Pledge Agreement, dated as of August 2, 2011, among Cogdell Spencer LP and Cogdell Spencer Advisors Management, LLC, as Pledgors, and Bank of America, N.A., as Administrative Agent for each of the Secured Parties.

10.4
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of June 16, 2011, among the Company, as a Guarantor, Cogdell Spencer LP, as Borrower, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders thereto.

10.5
Amendment No. 2 to Amended and Restated Credit Agreement, dated as of August 1, 2011, among the Company, as a Guarantor, Cogdell Spencer LP, as Borrower, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders thereto.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Cogdell Spencer Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 8, 2011, formatted in XBRL includes: (i) Condensed Consolidated Income Statements for the fiscal periods ended June 30, 2011 and June 30, 2010, (ii) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Cash Flow Statements for the fiscal periods ended June 30, 2011 and June 30, 2010, and (iv) the Notes to the Condensed Consolidated Financial Statements.*

* Submitted electronically herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGDELL SPENCER INC. Registrant
Date: August 8, 2011	/s/ Raymond W. Braun
Raymond W. Braun
President and Chief Executive Officer

Date: August 8, 2011	/s/ Charles M. Handy
Charles M. Handy
Executive Vice President and Chief Financial Officer