Form 10-Q
period 2011-09-30
Cogdell Spencer Inc.
filed 2011-11-08
CIK 1332896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 51,122,100 shares of common stock, par value $.01 per share, outstanding as of November 2, 2011.

Page

PART I FINANCIAL INFORMATION

Item 1 Financial Statements	3

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3 Quantitative and Qualitative Disclosures about Market Risk	38

Item 4 Controls and Procedures	39

PART II Other Information

Item 1 Legal Proceedings	39

Item 1A Risk Factors	39

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3 Defaults Upon Senior Securities	39

Item 4 Removed and Reserved	39

Item 5 Other Information	39

Item 6 Exhibits	39

Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COGDELL SPENCER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	September 30,	December 31,
	2011	2010
Assets
Real estate properties:
Land	$44,963	$37,269
Buildings and improvements	664,128	597,022
Less: Accumulated depreciation	(139,212)	(119,141)

Net operating real estate properties	569,879	515,150
Construction in progress	31,546	22,243

Net real estate properties	601,425	537,393
Cash and cash equivalents	16,033	12,203
Restricted cash	2,952	6,794
Tenant and accounts receivable, net of allowance of $3,140 in 2011 and $3,010 in 2010	14,831	11,383
Goodwill	22,882	22,882
Intangible assets, net of accumulated amortization of $52,688 in 2011 and $49,287 in 2010	20,943	18,601
Other assets	30,718	23,684

Total assets	$709,784	$632,940

Liabilities and equity
Mortgage notes payable	$271,454	$317,303
Term loan	80,800	—
Revolving credit facility	82,000	45,000
Accounts payable	15,782	11,368
Billings in excess of costs and estimated earnings on uncompleted contracts	1,284	1,930
Other liabilities	60,886	39,819

Total liabilities	512,206	415,420
Commitments and contingencies
Equity:
Cogdell Spencer Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 50,000 shares authorized:
8.5000% Series A Cumulative Redeemable Perpetual Preferred Shares (liquidation preference $25.00 per share), 2,940 and 2,600 shares issued and outstanding in 2011 and 2010, respectively	73,500	65,000
Common stock, $0.01 par value; 200,000 shares authorized, 51,080 and 50,870 shares issued and outstanding in 2011 and 2010, respectively	511	509
Additional paid-in capital	419,564	417,960
Accumulated other comprehensive loss	(5,852)	(3,339)
Accumulated deficit	(312,939)	(287,798)

Total Cogdell Spencer Inc. stockholders’ equity	174,784	192,332
Noncontrolling interests:
Real estate partnerships	8,057	6,452
Operating partnership	14,737	18,736

Total noncontrolling interests	22,794	25,188

Total equity	197,578	217,520

Total liabilities and equity	$709,784	$632,940

See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Revenues:
Rental revenue	$24,762	$22,765	$70,952	$65,004
Design-Build contract revenue and other sales	21,619	15,734	54,500	66,406
Property management and other fees	789	809	2,325	2,388
Development management and other income	7	1	122	122

Total revenues	47,177	39,309	127,899	133,920
Expenses:
Property operating and management	10,069	9,067	29,180	25,652
Design-Build contracts and development management	18,567	13,806	47,557	49,832
Selling, general, and administrative	5,198	6,684	18,227	21,850
Depreciation and amortization	8,623	8,293	24,439	24,558
Impairment charges	—	—	—	13,635

Total expenses	42,457	37,850	119,403	135,527

Income (loss) from continuing operations before other income (expense) and income tax benefit (expense)	4,720	1,459	8,496	(1,607)
Other income (expense):
Interest and other income	641	151	978	446
Interest expense	(5,564)	(5,851)	(15,441)	(16,332)
Interest rate derivative expense	—	(7)	—	(32)
Equity in earnings of unconsolidated real estate partnerships	(1)	3	11	5

Total other income (expense)	(4,924)	(5,704)	(14,452)	(15,913)

Loss from continuing operations before income tax benefit (expense)	(204)	(4,245)	(5,956)	(17,520)
Income tax benefit (expense)	(32)	2,294	(69)	5,741

Net loss from continuing operations	(236)	(1,951)	(6,025)	(11,779)

Discontinued operations:
Income from discontinued operations	—	—	—	6
Gain on sale of discontinued operations	—	—	—	264

Total discontinued operations	—	—	—	270

Net loss	(236)	(1,951)	(6,025)	(11,509)

Net income attributable to the noncontrolling interest in real estate partnerships	(290)	(172)	(725)	(660)
Net loss attributable to the noncontrolling interest in operating partnership	254	285	1,486	1,595
Dividends on preferred stock	(1,562)	—	(4,686)	—

Net loss attributable to Cogdell Spencer Inc. common stockholders	$(1,834)	$(1,838)	$(9,950)	$(10,574)

Per share data — basic and diluted:
Loss from continuing operations attributable to Cogdell Spencer Inc. common stockholders	$(0.04)	$(0.04)	$(0.19)	$(0.24)
Income from discontinued operations attributable to Cogdell Spencer Inc. common stockholders	—	—	—	0.01

Net loss per share attributable to Cogdell Spencer Inc. common stockholders	$(0.04)	$(0.04)	$(0.19)	$(0.23)

Weighted average common shares — basic and diluted	51,080	50,083	51,049	46,348

Net loss attributable to Cogdell Spencer Inc. common stockholders:
Continuing operations, net of tax	$(1,834)	$(1,838)	$(9,950)	$(10,805)
Discontinued operations	—	—	—	231

Net loss attributable to Cogdell Spencer Inc. common stockholders	$(1,834)	$(1,838)	$(9,950)	$(10,574)

See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(unaudited)

			Cogdell Spencer Inc. Stockholders
					Series A
				Accumulated	Cumulative			Noncontrolling	Noncontrolling
				Other	Redeemable		Additional	Interests in	Interests in
	Total	Comprehensive	Accumulated	Comprehensive	Perpetual	Common	Paid-in	Operating	Real Estate
	Equity	Loss	Deficit	Loss	Preferred Shares	Stock	Capital	Partnership	Partnerships
Balance at December 31, 2010	$217,520		$(287,798)	$(3,339)	$65,000	$509	$417,960	$18,736	$6,452
Comprehensive loss:
Net income (loss)	(6,025)	$(6,025)	(5,264)	—	—	—	—	(1,486)	725
Unrealized loss on derivative financial instruments	(3,793)	(3,793)	—	(2,480)	—	—	—	(354)	(959)

Comprehensive loss	(9,818)	$(9,818)	—	—	—	—	—	—	—

Issuance of preferred stock, net of costs	8,204		—	—	8,500	—	(296)	—	—
Conversion of operating partnership units to common stock	—		—	(33)	—	2	516	(485)	—
Restricted stock and LTIP unit grants	777		—	—	—	—	228	549	—
Amortization of restricted stock grants	134		—	—	—	—	134	—	—
Dividends on common stock	(15,191)		(15,191)	—	—	—	—	—	—
Dividends on preferred stock	(4,686)		(4,686)	—	—	—	—	—	—
Distributions to noncontrolling interests	(2,743)		—	—	—	—	—	(2,223)	(520)
Contributed equity in real estate partnership	3,381		—	—	—	—	1,022	—	2,359

Balance at September 30, 2011	$197,578		$(312,939)	$(5,852)	$73,500	$511	$419,564	$14,737	$8,057

See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(unaudited)

			Cogdell Spencer Inc. Stockholders
				Accumulated			Noncontrolling	Noncontrolling
				Other		Additional	Interests in	Interests in
	Total	Comprehensive	Accumulated	Comprehensive	Common	Paid-in	Operating	Real Estate
	Equity	Loss	Deficit	Loss	Stock	Capital	Partnership	Partnerships
Balance at December 31, 2009	$247,780		$(164,321)	$(1,861)	$427	$370,593	$37,722	$5,220
Comprehensive income (loss):
Net income (loss)	(11,509)	$(11,509)	(10,574)	—	—	—	(1,595)	660
Unrealized loss on interest rate swaps, net of tax	(6,076)	(6,076)	—	(4,099)	—	—	(666)	(1,311)

Comprehensive loss	(17,585)	$(17,585)	—	—	—	—	—	—

Issuance of common stock, net of costs	47,616		—	—	72	47,544	—	—
Redemption of operating partnership units	(133)		—	(4)	—	(39)	(90)	—
Conversion of operating partnership units to common stock	—		—	(47)	2	1,147	(1,102)	—
Issuance of limited partnership interests in real estate partnership	2,376		—	—	—	—	—	2,376
Restricted stock and LTIP unit grants	1,465		—	—	6	194	1,265	—
Dividends on common stock	(14,324)		(14,324)
Distributions to noncontrolling interests	(3,581)		—	—	—	—	(2,296)	(1,285)

Balance at September 30, 2010	$263,614		$(189,219)	$(6,011)	$507	$419,439	$33,238	$5,660

See notes to condensed consolidated financial statements.

COGDELL SPENCER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	For the Nine Months Ended
	September 30, 2011	September 30, 2010
Operating activities:
Net loss	$(6,025)	$(11,509)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	24,439	24,558
Amortization of acquired above market leases and acquired below market leases, net	(313)	(330)
Straight-line rental revenue	(1,386)	(776)
Amortization of deferred finance costs and debt premium	1,247	1,164
Provision for bad debts	130	(116)
Deferred income taxes	—	(4,873)
Deferred tax expense on intersegment profits	54	(1,342)
Equity-based compensation	911	1,160
Equity in earnings of unconsolidated real estate partnerships	(11)	(5)
Change in fair value of interest rate swap agreements	—	(670)
Debt extinguishment and interest rate derivative expense	—	32
Gain on sale of real estate property	—	(264)
Impairment of goodwill, trade names and trademarks and intangible assets	—	13,635
Changes in operating assets and liabilities:
Tenant and accounts receivable and other assets	(6,871)	4,110
Accounts payable and other liabilities	19,526	282
Billings in excess of costs and estimated earnings on uncompleted contracts	(646)	(11,044)

Net cash provided by operating activities	31,055	14,012
Investing activities:
Investment in real estate properties	(87,503)	(32,825)
Proceeds from sales-type capital lease	229	229
Proceeds from disposal of discontinued operations	—	2,481
Purchase of corporate property, plant and equipment	(732)	(323)
Distributions received from unconsolidated real estate partnerships	7	7
Decrease (increase) in restricted cash	3,842	(8,589)

Net cash used in investing activities	(84,157)	(39,020)
Financing activities:
Proceeds from mortgage notes payable	16,373	20,650
Repayments of mortgage notes payable	(62,203)	(22,622)
Proceeds from term loan	80,800	—
Proceeds from revolving credit facility	61,513	14,000
Repayments to revolving credit facility	(24,513)	(29,000)
Net proceeds from sale of common stock	—	47,616
Net proceeds from sale of preferred stock	8,204	—
Redemptions of non-controlling interests in operating partnership	—	(133)
Dividends on common stock	(15,120)	(13,663)
Dividends on preferred stock	(4,356)	—
Distributions to noncontrolling interests in Operating Partnership	(2,194)	(2,224)
Distributions to noncontrolling interests in real estate partnerships	(520)	(1,285)
Equity contributions by partners in consolidated real estate partnerships	3,381	2,376
Payment of financing costs	(4,433)	(591)

Net cash provided by financing activities	56,932	15,124

Increase (decrease) in cash and cash equivalents	3,830	(9,884)
Balance at beginning of period	12,203	25,914

Balance at end of period	$16,033	$16,030

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$15,150	$16,501

Cash paid for income taxes	$—	$73

Non-cash investing and financing activities:
Investment in real estate properties included in accounts payable and other liabilities	$1,351	$507
Mortgage note payable assumed with purchase of real estate property	—	15,580
Accrued dividends and distributions	6,448	5,839
Operating Partnership Units converted into common stock	485	1,149
Equity-based compensation capitalized in real estate properties	149	305

COGDELL SPENCER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Business
Cogdell Spencer Inc., incorporated in Maryland in 2005, together with its consolidated subsidiaries, is a real estate investment trust (“REIT”) focused on planning, owning, developing, constructing, and managing healthcare facilities. Through strategically managed, customized facilities, we help our customers deliver superior healthcare. We operate our business through Cogdell Spencer LP, our operating partnership subsidiary (the “Operating Partnership”), and our subsidiaries. All references to “we,” “us,” “our,” the “Company,” and “Cogdell Spencer” refer to Cogdell Spencer Inc. and our other consolidated subsidiaries, including the Operating Partnership.
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
Interim Financial Statements
The condensed consolidated financial statements for the three and nine months ended September 30, 2011 and 2010 are unaudited, but include all adjustments consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in equity and cash flows for such periods. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year of 2011 or any other future period. These condensed consolidated financial statements do not include all disclosures required by GAAP for annual consolidated financial statements. Our audited consolidated financial statements are contained in our Annual Report on Form 10-K for the year ended December 31, 2010 and should be read in conjunction with these interim financial statements.
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
Concentrations and Credit Risk
We maintain our cash in commercial banks. Balances on deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to specific limits. Balances on deposit in excess of FDIC limits are uninsured. At September 30, 2011, we had bank cash balances of $3.4 million in excess of FDIC insured limits.

The following tables show our concentration of tenant and accounts receivable and tenant and customer revenues for the periods shown:

	As of	As of
	September 30,	December 31,
	2011	2010
Customer balances greater than 10% of tenants and accounts receivable	Three	One

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Customer revenues greater than 10% of total revenue	One	One	One	One
Fair Value of Financial Instruments
Fair value is defined as the exchange price that would be received for certain assets or paid to transfer certain liabilities (an exit price) in the principal or most advantageous market for the certain asset or liability in an orderly transaction between market participants on the measurement date.
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
We do not hold or issue financial instruments for trading purposes. We consider the carrying amounts of cash and cash equivalents, restricted cash, tenant and accounts receivable, accounts payable, and other liabilities to approximate fair value due to the short maturity of these instruments. We have estimated the fair value of debt utilizing present value techniques taking into consideration current market conditions. At September 30, 2011, the carrying amount and estimated fair value of debt was $434.3 million and $456.4 million, respectively. At December 31, 2010, the carrying amount and estimated fair value of debt was $362.3 million and $366.3 million, respectively.
See Note 7 and Note 9 of these condensed consolidated financial statements regarding the fair value of goodwill and intangible assets and the fair value of our interest rate swap agreements, respectively.
New Pronouncements
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

In June 2011, the FASB issued an accounting standard update, codified in ASC 220, Comprehensive Income, which changes the presentation of comprehensive income. Entities will have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both instances, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This will become effective for fiscal years beginning after December 15, 2011.
In September 2011, the FASB issued an accounting standards update, codified in ASC 350, Intangibles-Goodwill and Other. While this amendment does not change the calculation of goodwill impairment, it simplifies how companies test goodwill for impairment. Under this amendment, a company would be permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the fair value of a reporting unit is more than the carrying account, it is not necessary to perform the two-step goodwill impairment test described in ASC 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. This will become effective for fiscal years beginning after December 15, 2011.
3. Investments in Real Estate Partnerships
We have ownership interests in multiple limited liability companies and limited partnerships. The following is a description of those interests as of September 30, 2011:

Real Estate Entity	Entity Holdings	Year Founded	Our Ownership

Consolidated
Anchor Cogdell, LLC	three properties	2011	98.3%
Bonney Lake MOB Investors, LLC	one property	2009	61.7%
West Tennessee Investors MOB, LLC	one property	2008	50.5%
Genesis Property Holdings, LLC	one property	2007	40.0%
Cogdell Health Campus MOB, LP	one property	2006	80.9%
Mebane Medical Investors, LLC	one property	2006	35.1%
Rocky Mount MOB, LLC	one property	2002	34.5%

Unconsolidated
Cogdell Spencer Medical Partners LLC	no assets or liabilities	2008	20.0%
BSB Health/MOB Limited Partnership No. 2	nine properties	2002	2.0%
Shannon Health/MOB Limited Partnership No. 1	ten properties	2001	2.0%
McLeod Medical Partners, LLC	three properties	1982	1.1%
In August 2011, we sold 49.5% of our 100% equity interest in West Tennessee Investors, LLC for $3.1 million. At September 30, 2011, we owned 50.5% of the membership interests and the entity and its one property are now accounted for as a consolidated real estate partnership. In association with this transaction, additional paid in capital within the Consolidated Statement of Changes in Equity increased $1.0 million.
We are the general partner or managing member for all of the limited liability companies and limited partnerships listed above. We also manage the properties owned by these entities and may receive property management fees, leasing fees, expense reimbursements, design-build revenue, and development fees from them in the course of our day-to-day operations. For the entities that we consolidate, those revenues and the corresponding expenses are eliminated in our consolidated financial statements.
The consolidated entities are included in our consolidated financial statements because the limited partners or non-managing members do not have sufficient participation rights in the entities to overcome the presumption of control by us as the general partner or managing member. The limited partners or non-managing members may have certain protective rights such as the ability to prevent the sale of building, the dissolution of the partnership or limited liability company, or the incurrence of additional indebtedness, in each case subject to certain exceptions.
We have a 2.0% ownership in BSB Health/MOB Limited Partnership No. 2 and a 2.0% ownership in Shannon Health/MOB Limited Partnership No. 1. For both real estate entities, the partnership agreements and tenant leases of the limited partners are designed to give preferential treatment to the limited partners as to the operating cash flows from the partnerships. We, as the general partner, do not generally participate in the operating cash flows from these entities other than to receive property management fees. The limited partners can remove us as the property manager and as the general partner. Due to the structures of the partnership agreements and tenant lease agreements, we report the properties owned by these two joint ventures as fee managed properties owned by third parties.

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

	As of	As of
	September 30, 2011	December 31, 2010
Financial position:
Total assets	$54,453	$53,755
Total liabilities	47,408	47,272
Member’s equity	7,045	6,483

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Results of operations:
Total revenues	$3,095	$3,128	$9,525	$9,335
Operating and general and administrative expenses	1,626	1,523	4,567	4,382
Net income (loss)	(17)	89	714	571
4. Acquisitions
In the nine months ended September 30, 2011, we acquired three buildings totaling approximately 213,000 net rentable square feet for a total approximate investment of $41.0 million. The following table is an allocation of the purchase price for those acquisitions (in thousands):

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
We evaluate the operating performance of our operating segments based on funds from operations (“FFO”) and funds from operations modified (“FFOM”). FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), represents net income (computed in accordance with GAAP), excluding gains from sales of property, plus real estate depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. To calculate FFOM, we adjust the NAREIT definition to add back noncontrolling interests in real estate partnerships and limited liability companies before real estate related depreciation and amortization, acquisition-related costs, and dividends on preferred stock. FFOM also adds back to FFO non-cash amortization of non-real estate related intangible assets associated with purchase accounting. We consider FFO and FFOM important supplemental measures of our operational performance. We believe FFO is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. We believe that FFOM assists securities analysts, investors and other interested parties in evaluating current period results to results prior to our 2008 acquisition of our Design-Build segment. FFO and FFOM are intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assume that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because each of FFO and FFOM exclude depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, each provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. Our methodology may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO and FFOM do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties.

The following tables represent the segment information for the three and nine months ended September 30, 2011 and 2010:

		Design-Build
	Property	and	Intersegment	Unallocated
Three months ended September 30, 2011	Operations	Development	Eliminations	and Other	Total
Revenues:
Rental revenue	$24,762	$—	$—	$—	$24,762
Design-Build contract revenue and other sales	—	34,072	(12,453)	—	21,619
Property management and other fees	789	—	—	—	789
Development management and other income	—	288	(281)	—	7

Total revenues	25,551	34,360	(12,734)	—	47,177

Certain operating expenses:
Property operating and management	10,046	—	—	—	10,046
Design-Build contracts and development management	—	31,135	(12,568)	—	18,567
Selling, general, and administrative	—	3,110	—	—	3,110

Total certain operating expenses	10,046	34,245	(12,568)	—	31,723

	15,505	115	(166)	—	15,454

Interest and other income	136	500	—	5	641
Corporate general and administrative expenses	—	—	—	(2,088)	(2,088)
Interest expense	—	—	—	(5,564)	(5,564)
Income tax expense applicable to funds from operations modified	—	—	—	(32)	(32)
Non-real estate related depreciation and amortization	—	(270)	—	(45)	(315)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	1	—	—	—	1
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(677)	—	—	—	(677)
Dividends on preferred stock	—	—	—	(1,562)	(1,562)

Funds from operations modified (FFOM)	14,965	345	(166)	(9,286)	5,858

Amortization of intangibles related to purchase accounting	(42)	(189)	—	—	(231)

Funds from operations (FFO)	14,923	156	(166)	(9,286)	5,627

Real estate related depreciation and amortization	(8,079)	—	—	—	(8,079)
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	677	—	—	—	677
Acquisition-related expenses	(23)	—	—	—	(23)
Dividends on preferred stock	—	—	—	1,562	1,562

Net income (loss)	$7,498	$156	$(166)	$(7,724)	$(236)

Total assets	$650,083	$59,390	$—	$311	$709,784

		Design-Build
	Property	and	Intersegment	Unallocated
Three months ended September 30, 2010	Operations	Development	Eliminations	and Other	Total

Revenues:
Rental revenue	$22,788	$—	$(23)	$—	$22,765
Design-Build contract revenue and other sales	—	18,927	(3,193)	—	15,734
Property management and other fees	809	—	—	—	809
Development management and other income	—	2,290	(2,289)	—	1

Total revenues	23,597	21,217	(5,505)	—	39,309

Certain operating expenses:
Property operating and management	9,067	—	—	—	9,067
Design-Build contracts and development management	—	18,965	(5,159)	—	13,806
Selling, general, and administrative	—	4,226	(23)	—	4,203

Total certain operating expenses	9,067	23,191	(5,182)	—	27,076

	14,530	(1,974)	(323)	—	12,233

Interest and other income	145	—	—	6	151
Corporate general and administrative expenses	—	—	—	(2,481)	(2,481)
Interest expense	—	—	—	(5,851)	(5,851)
Interest rate derivative expense	—	—	—	(7)	(7)
Benefit from income taxes applicable to funds from operations modified	—	—	—	2,055	2,055
Non-real estate related depreciation and amortization	—	(247)	—	(61)	(308)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	6	—	—	—	6
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(476)	—	—	—	(476)

Funds from operations modified (FFOM)	14,205	(2,221)	(323)	(6,339)	5,322

Amortization of intangibles related to purchase accounting, net of income tax benefit	(42)	(571)	—	239	(374)

Funds from operations (FFO)	14,163	(2,792)	(323)	(6,100)	4,948

Real estate related depreciation and amortization	(7,375)	—	—	—	(7,375)
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	476	—	—	—	476

Net income (loss)	$7,264	$(2,792)	$(323)	$(6,100)	$(1,951)

Total assets	$592,538	$159,767	$—	$366	$752,671

		Design-Build
	Property	and	Intersegment	Unallocated
Nine months ended September 30, 2011	Operations	Development	Eliminations	and Other	Total
Revenues:
Rental revenue	$70,952	$—	$—	$—	$70,952
Design-Build contract revenue and other sales	—	89,598	(35,098)	—	54,500
Property management and other fees	2,325	—	—	—	2,325
Development management and other income	—	1,738	(1,616)	—	122

Total revenues	73,277	91,336	(36,714)	—	127,899

Certain operating expenses:
Property operating and management	28,675	—	—	—	28,675
Design-Build contracts and development management	—	82,631	(35,074)	—	47,557
Selling, general, and administrative	—	11,772	—	—	11,772

Total certain operating expenses	28,675	94,403	(35,074)	—	88,004

	44,602	(3,067)	(1,640)	—	39,895

Interest and other income	444	516	—	18	978
Corporate general and administrative expenses	—	—	—	(6,455)	(6,455)
Interest expense	—	—	—	(15,441)	(15,441)
Income tax expense applicable to funds from operations modified	—	—	—	(69)	(69)
Non-real estate related depreciation and amortization	—	(825)	—	(132)	(957)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	19	—	—	—	19
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(1,681)	—	—	—	(1,681)
Dividends on preferred stock	—	—	—	(4,686)	(4,686)

Funds from operations modified (FFOM)	43,384	(3,376)	(1,640)	(26,765)	11,603

Amortization of intangibles related to purchase accounting	(127)	(567)	—	—	(694)

Funds from operations (FFO)	43,257	(3,943)	(1,640)	(26,765)	10,909

Real estate related depreciation and amortization	(22,796)	—	—	—	(22,796)
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	1,681	—	—	—	1,681
Acquisition-related expenses	(505)	—	—	—	(505)
Dividends on preferred stock	—	—	—	4,686	4,686

Net income (loss)	$21,637	$(3,943)	$(1,640)	$(22,079)	$(6,025)

Total assets	$650,083	$59,390	$—	$311	$709,784

		Design-Build
	Property	and	Intersegment	Unallocated
Nine months ended September 30, 2010	Operations	Development	Eliminations	and Other	Total

Revenues:
Rental revenue	$65,073	$—	$(69)	$—	$65,004
Design-Build contract revenue and other sales	—	82,356	(15,950)	—	66,406
Property management and other fees	2,388	—	—	—	2,388
Development management and other income	—	5,444	(5,322)	—	122

Total revenues	67,461	87,800	(21,341)	—	133,920

Certain operating expenses:
Property operating and management	25,652	—	—	—	25,652
Design-Build contracts and development management	—	68,553	(18,721)	—	49,832
Selling, general, and administrative	—	12,721	(69)	—	12,652
Impairment charges	—	13,635	—	—	13,635

Total certain operating expenses	25,652	94,909	(18,790)	—	101,771

	41,809	(7,109)	(2,551)	—	32,149

Interest and other income	419	3	—	24	446
Corporate general and administrative expenses	—	—	—	(9,198)	(9,198)
Interest expense	—	—	—	(16,332)	(16,332)
Interest rate derivative expense	—	—	—	(32)	(32)
Benefit from income taxes applicable to funds from operations modified	—	—	—	5,024	5,024
Non-real estate related depreciation and amortization	—	(704)	—	(179)	(883)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	14	—	—	—	14
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(1,571)	—	—	—	(1,571)
Income from discontinued operations before gain on sale	9	—	—	(3)	6

Funds from operations modified (FFOM)	40,680	(7,810)	(2,551)	(20,696)	9,623

Amortization of intangibles related to purchase accounting, net of income tax benefit	(127)	(1,711)	—	717	(1,121)

Funds from operations (FFO)	40,553	(9,521)	(2,551)	(19,979)	8,502

Real estate related depreciation and amortization	(21,846)	—	—	—	(21,846)
Gain on sale of real estate property	264	—	—	—	264
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	1,571	—	—	—	1,571

Net income (loss)	$20,542	$(9,521)	$(2,551)	$(19,979)	$(11,509)

Total assets	$592,538	$159,767	$—	$366	$752,671

6. Contracts
Revenue and billings to date on uncompleted contracts, from their inception, are as follows (in thousands):

	September 30,	December 31,
	2011	2010
Costs and estimated earnings on uncompleted contracts	$61,275	$48,394
Billings to date	(59,613)	(49,336)

Net costs and estimated earnings (billings) in excess of billings (costs and estimated earnings)	$1,662	$(942)

The following table shows costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings as included with the consolidated balance sheets (in thousands):

	September 30,	December 31,
	2011	2010
Costs and estimated earnings in excess of billings (1)	$2,946	$988
Billings in excess of costs and estimated earnings	(1,284)	(1,930)

Net costs and estimated earnings (billings) in excess of billings (costs and estimated earnings)	$1,662	$(942)

(1)	Included in “Other assets” in the consolidated balance sheet
At September 30, 2011 and December 31, 2010, we had retainage receivables of $3.4 million and $3.5 million, respectively, which are included in “Tenant and accounts receivable” in the condensed consolidated balance sheets.

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
For the three months ended September 30, 2011, we performed step one of the impairment analysis due to potential indicators of impairment, including a decrease in the market value of comparable engineering and construction companies and a decrease in our stock price. We concluded that there was no impairment and a step two analysis was not necessary.
Our goodwill and trade names and trademarks, which are associated with the Design-Build and Development business segment, are not amortized. The following table shows the change in carrying value related to goodwill and trade names and trademarks as of June 30, 2011 (in thousands):

		Accumulated	Net
	Gross Amount	Impairment	Carrying Value
Goodwill	$180,438	$(157,556)	$22,882
Trademarks and tradenames	75,968	(75,968)	—
Amortizing intangible assets consisted of the following as of September 30, 2011 (in thousands):

			Net
		Accumulated	Carrying
	Amount	Amortization	Value
In place lease value and deferred leasing costs	$47,760	$(33,165)	$14,595
Ground leases	4,132	(768)	3,364
Above market tenant leases	2,471	(1,278)	1,193
Property management contracts	2,097	(891)	1,206
Design-build customer relationships	1,789	(1,204)	585
Design-build signed contracts	13,253	(13,253)	—
Design-build proposals	2,129	(2,129)	—

Total amortizing intangible assets	$73,631	$(52,688)	$20,943

At December 31, 2010, we performed an annual review of our intangible assets associated with the Design-Build and Development business segment and recorded an impairment charge to goodwill of $85.8 million and recognized a non-cash income tax benefit of $6.4 million, resulting in an after-tax impairment charge of $79.4 million. We also recorded impairment charges related to trade names and trademarks of $41.2 million and recognized a non-cash income tax benefit of $16.0 million, resulting in an after-tax impairment charge of $25.2 million. At December 31, 2010, we reviewed our position in the healthcare construction market place and our business development strategy. Based on our review of industry data, it was noted that our Design-Build and Development segment had lost market share in each of the last two years. As a result at December 31, 2010, we lowered our expected Design-Build and Development cash flows, which lowered the valuation of the reporting unit and caused the impairment charges. Due to decreases in market share, changes in our brand name, and decreased emphasis on branding, we have valued our acquired trade names and trademarks at zero as of December 31, 2010. We used a weighted-average cost of capital of 14.0% in our analysis. We also evaluated our amortizing intangible assets and concluded no impairment existed for those assets.
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

Amortization expense related to intangibles for the nine months ended September 30, 2011 and 2010 was $3.5 and $4.5 million, respectively. We expect to recognize amortization expense from the amortizing intangible assets as follows (in thousands):

Future
Amortization
For the year ending:	Expense
Remainder of 2011	$1,087
2012	3,786
2013	2,742
2014	2,512
2015	2,029
Thereafter	8,787

$20,943

8. Mortgage Notes Payable and Borrowing Agreements
Line of Credit
On March 1, 2011, we amended and restated our secured revolving credit facility (“Credit Facility”). This $200.0 million Credit Facility is held with a syndicate of financial institutions. The Credit Facility is available (1) to fund working capital and other general corporate purposes, (2) to finance acquisition and development activity, and (3) to refinance existing and future indebtedness. The Credit Facility permits us to borrow, subject to borrowing base availability, up to $200.0 million of revolving loans, with sub-limits of $25.0 million for swingline loans and $25.0 million for letters of credit. As of September 30, 2011, the maximum available borrowings under the Credit Facility was $121.5 million, with $82.0 million drawn, based on 70% of the value of the aggregate property pledged as collateral. We have the ability to increase the availability by pledging additional unencumbered property to the Credit Facility.
The Credit Facility also allows for up to $150.0 million of increased availability (to a total aggregate available amount of $350.0 million), at our request but subject to each lender’s option to increase its commitment. The interest rate on loans under the Credit Facility equals, at our election, either (1) LIBOR (0.24% as of September 30, 2011) plus a margin of between 275 to 350 basis points based on our total leverage ratio (3.25% as of September 30, 2011) or (2) the higher of the federal funds rate plus 50 basis points or Bank of America, N.A.’s prime rate (3.25% as of September 30, 2011) plus a margin of between 175 to 250 (2.25% as of September 30, 2011) basis points based on our total leverage ratio.
The Credit Facility contains customary terms and conditions for credit facilities of this type, including, but not limited to, (1) affirmative covenants relating to our corporate structure and ownership, maintenance of insurance, compliance with environmental laws and preparation of environmental reports, (2) negative covenants relating to restrictions on liens, indebtedness, certain investments (including loans and certain advances), mergers and other fundamental changes, sales and other dispositions of property or assets and transactions with affiliates, maintenance of our REIT qualification and listing on the NYSE or NASDAQ, and (3) financial covenants to be met at all times including a maximum total leverage ratio (65% through March 31, 2013, and 60% thereafter), maximum secured recourse indebtedness ratio, excluding the indebtedness under the Credit Facility (15%), minimum fixed charge coverage ratio (1.35 to 1.00 through March 31, 2012, and 1.50 to 1.00 thereafter), minimum consolidated tangible net worth ($237.1 million plus 80% of the net proceeds of equity issuances issued after the closing date of March 1, 2011) and minimum net operating income ratio from properties secured under the Credit Facility to Credit Facility interest expense (1.50 to 1.00). Additionally, provisions in the Credit Facility indirectly prohibit us from redeeming or otherwise repurchasing any shares of our stock, including our preferred stock.
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

Notes Payable
On August 2, 2011, we closed on an $80.8 million Term Loan Facility, dated as of August 2, 2011, among us, as a Guarantor, the Operating Partnership, as Borrower, Bank of America, N.A., as administrative agent, and the other lenders from time to time party thereto. Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as the sole lead arranger and sole bookrunner for the Term Loan Facility.
We used the proceeds of the Term Loan Facility to refinance $58.6 million of certain mortgages that mature in 2011 and 2012 and to pay down $22.2 million of our $200 million secured Credit Facility. The Term Loan Facility matures on August 2, 2014, subject to a one-year extension at our option conditioned upon continued compliance with the representations, warranties and covenants, and payment of a fee to the lenders. The Term Loan Facility also contains an accordion feature, which permits us to request the lenders, from time to time, to increase the facility to a total borrowing amount of $130.8 million, subject to continued compliance with the representations, warranties, and covenants.
Borrowings under the Term Loan Facility bear interest at either (1) LIBOR (0.24% as of September 30, 2011) plus a margin of between 325 to 400 basis points based on our total leverage ratio (3.50% as of September 30, 2011) or (2) the higher of the federal funds rate plus 50 basis points or Bank of America, N.A.’s prime rate (3.25% as of September 30, 2011) plus a margin of between 225 to 300 (2.50% as of September 30, 2011) basis points based on our total leverage ratio.
The Term Loan Facility is secured by a pledge of our ownership interests in certain of our property-owning subsidiaries. We will be required, however, to deliver mortgages on the borrowing base properties if we exceed a specified leverage ratio or fail to meet a specified fixed charge ratio. The Term Loan Facility is guaranteed by us and certain of our subsidiaries.
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
In March 2011, we began construction on a new project located in Duluth, Minnesota. We obtained construction financing with a maximum principal balance of $19.5 million and an interest rate of LIBOR plus 3.25%, with a minimum interest rate of 5.5%. Monthly payments are interest only during the construction period and thereafter will be principal and interest based on a 25-year amortization. The mortgage note matures in September 2016.
Our mortgages are collateralized by property and principal and interest payments are generally made monthly. Scheduled maturities of mortgages and notes payable (excluding amortized premium) under the Credit Facility and the Term Loan Facility as of September 30, 2011, are as follows (in thousands):

For the year ending:	Total
Remainder of 2011	$14,629
2012	20,664
2013	15,871
2014	226,933
2015	21,632
Thereafter	134,480

$434,209

At September 30, 2011, we were in compliance with all of our loan covenants.

9. Derivative Financial Instruments
Interest rate swap and interest rate cap agreements are utilized to reduce exposure to variable interest rates associated with certain mortgage notes payable. These agreements involve an exchange of fixed and floating interest payments without the exchange of the underlying principal amount (the “notional amount”) or a cap on the referenced rate. The interest rate swap and interest rate cap agreements are reported at fair value in the consolidated balance sheet within “Other assets” or “Other liabilities” and changes in the fair value, net of tax where applicable, are reported in accumulated other comprehensive income (loss) (“AOCI”) exclusive of ineffective amounts. Ineffective amounts of change in the fair value, net of tax where applicable, are reported in income. Ineffectiveness may occur due to derivative overperformance, which is generally caused by a lack of notional on the debt or differences in reset terms between the debt and the derivative. The following table summarizes the terms of our interest rate swap agreements and their fair values at September 30, 2011 and December 31, 2010 (dollars in thousands):

	As of September 30, 2011
	Notional			Effective	Expiration	September 30, 2011		December 31, 2010
Entity/Property	Amount	Receive Rate	Pay Rate	Date	Date	Asset	Liability	Asset	Liability
East Jefferson Medical Plaza	$11,600	1 Month LIBOR	1.80%	1/15/2009	12/23/2011	$—	$42	$—	$173
River Hills Medical Plaza	3,031	1 Month LIBOR	1.78%	1/15/2009	1/31/2012	—	15	—	50
HealthPartners Medical Office Building	11,631	1 Month LIBOR	3.55%	6/1/2010	11/1/2014	—	1,044	—	899
Lancaster ASC MOB	10,202	1 Month LIBOR	4.03%	3/14/2008	3/2/2015	—	1,103	—	938
Bonney Lake MOB Investors LLC	11,505	1 Month LIBOR	3.19%	10/1/2011	10/1/2016	—	1,046	—	—
Woodlands Center for Specialized Medicine	16,388	1 Month LIBOR	4.71%	4/1/2010	10/1/2018	—	3,301	—	2,200
Medical Center Physicians Tower	14,517	1 Month LIBOR	3.69%	9/1/2010	3/1/2019	—	1,989	—	921
University Physicians — Grants Ferry	10,267	1 Month LIBOR	3.70%	10/1/2010	4/1/2019	—	1,417	—	654
Beaufort Medical Plaza(1)	n/a	n/a	n/a	n/a	n/a	—	—	—	107
Cogdell Spencer LP(1)	n/a	n/a	n/a	n/a	n/a	—	—	—	162
St. Francis Community MOB LLC(1)	n/a	n/a	n/a	n/a	n/a	—	—	—	102
St. Francis Medical Plaza (Greenville)(1)	n/a	n/a	n/a	n/a	n/a	—	—	—	109

						$—	$9,957	$—	$6,315

(1)	Interest rate swap agreement expired 2011.
The following table summarizes the terms of the interest rate cap agreement and its fair value at September 30, 2011 and December 31, 2010 (dollars in thousands):

	As of September 30, 2011
	Notional			Effective	Expiration	September 30, 2011		December 31, 2010
Entity/Property	Amount	Receive Rate	Strike Rate	Date	Date	Asset	Liability	Asset	Liability
Rocky Mount Medical Park LP	$10,136	1 Month LIBOR	3.00%	2/1/2011	10/22/2014	$13	$—	$—	$—
The following table shows the effect of our derivative financial instruments designated as cash flow hedges for the periods shown (in thousands):

		Location of Gain or	Gain or (Loss)
		(Loss) Reclassified	Reclassified from
	Gain or (Loss)	from AOCI,	AOCI,
	Recognized in AOCI,	Noncontrolling	Noncontrolling
	Noncontrolling	Interests in	Interests in
	Interests in	Operating	Operating	Location of Gain or	Gain or (Loss)
	Operating	Partnership, and	Partnership, and	(Loss) Recognized -	Recognized -
	Partnership, and	Noncontrolling	Noncontrolling	Ineffective Portion	Ineffective Portion
	Noncontrolling	Interests in Real	Interests in Real	and Amount	and Amount
	Interests in Real	Estate Partnerships	Estate Partnerships	Excluded from	Excluded from
	Estate Partnerships -	into Income -	into Income -	Effectiveness	Effectiveness
	Effective Portion (1)	Effective Portion	Effective Portion (1)	Testing	Testing
For the three months ended:
September 30, 2011	$(3,285)	Interest Expense	$(693)	Interest rate derivative expense	$—
September 30, 2010	$(1,680)	Interest Expense	$(1,309)	Interest rate derivative expense	$(7)

For the nine months ended:
September 30, 2011	$(3,793)	Interest Expense	$(2,445)	Interest rate derivative expense	$—
September 30, 2010	$(6,076)	Interest Expense	$(3,304)	Interest rate derivative expense	$(32)

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

The following tables present information about our assets and liabilities measured at fair value on a recurring basis for the periods shown, and indicates the fair value hierarchy referenced in Note 2 of these Condensed Consolidated Financial Statements of the valuation techniques utilized by us to determine such fair value (in thousands):

	Fair Value Measurements as of
	September 30, 2011
	Total	Level 1	Level 2	Level 3
Assets-
Interest rate cap agreement	$13	$—	$13	$—

Liabilities-
Interest rate swap agreements	$(9,957)	$—	$(9,957)	$—

	Fair Value Measurements as of
	December 31, 2010
	Total	Level 1	Level 2	Level 3
Liabilities-
Interest rate swap agreements	$(6,315)	$—	$(6,315)	$—
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
10. Equity
Preferred Shares
There were approximately 2.9 million shares of our 8.500% Series A cumulative redeemable perpetual preferred stock (“Series A preferred shares”) outstanding at September 30, 2011. The Series A preferred shares have no stated maturity and are not subject to any sinking fund or mandatory redemption. Upon certain circumstances upon a change of control, the Series A preferred shares are convertible to common shares. Holders of Series A preferred shares have no voting rights, except under limited conditions, and holders are entitled to receive cumulative preferential dividends. Dividends are payable quarterly in arrears on the first day of March, June, September, and December.
The following is a summary of changes of our Series A preferred shares for the periods shown (in thousands):

	For the Nine Months Ended
	September 30,	September 30,
	2011	2010
Preferred shares at beginning of period	2,600	—
Issuance of preferred shares	340	—

Preferred shares at end of period	2,940	—

Common Shares and Units
An Operating Partnership unit (“OP Unit”) and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. An OP Unit may be tendered for redemption for cash; however, we have sole discretion and a sufficient amount of authorized common stock to exchange OP Units for shares of common stock on a one-for-one basis.

Long Term Incentive Plan Units (“LTIP Units”) are a special class of partnership interests in the Operating Partnership. Each LTIP Unit awarded will be deemed equivalent to an award of one share of common stock under the 2005 and 2010 long-term stock incentive plans, reducing the availability for other equity awards on a one-for-one basis. The vesting period for LTIP Units, if any, will be determined at the time of issuance. Cash distributions on each LTIP Unit, whether vested or not, will be the same as those made on the OP Units. Under the terms of the LTIP Units, the Operating Partnership will revalue for tax purposes its assets upon the occurrence of certain specified events, and any increase in valuation from the time of grant until such event will be allocated first to the holders of LTIP Units to equalize the capital accounts of such holders with the capital accounts of OP Unitholders. Subject to any agreed upon exceptions, once vested and the capital accounts of the LTIP Units are equalized, then such LTIP Units are convertible into OP Units in the Operating Partnership on a one-for-one basis.
As of September 30, 2011, there were 58.6 million OP Units outstanding, of which 51.1 million, or 87.2%, were owned by us and 7.5 million, or 12.8%, were owned by other partners, including certain directors, officers and other members of executive management. As of September 30, 2011, the fair market value of the OP Units not owned by us was $28.2 million, based on a market value of $3.77 per unit, which was the closing stock price of our common shares on the NYSE on September 30, 2011.
The following is a summary of changes of our common stock for the periods shown (in thousands):

	For the Nine Months Ended
	September 30,	September 30,
	2011	2010
Common shares at beginning of period	50,870	42,729
Issuance of common shares	—	7,208
Conversion of OP Units to common stock	172	215
Restricted stock grants	38	557

Common shares at end of period	51,080	50,709

The following is net income (loss) attributable to Cogdell Spencer Inc. and the issuance of common stock in exchange for redemptions of OP Units for the periods shown (in thousands):

	For the Nine Months Ended
	September	September
	30, 2011	30, 2010
Net loss attributable to Cogdell Spencer Inc.	$(9,950)	$(10,574)
Increase in Cogdell Spencer Inc. additional paid-in capital for the conversion of OP units into common stock	516	1,147

Change from net loss attributable to Cogdell Spencer Inc. and transfers from noncontrolling interests	$(9,434)	$(9,427)

Noncontrolling Interests in Real Estate Partnerships
Noncontrolling interests in real estate partnerships at September 30, 2011 and December 31, 2010 relate to the consolidated entities referenced in Note 3 of these Condensed Consolidated Financial Statements. See Note 3 of these Condensed Consolidated Financial Statements for additional information regarding our investments in real estate partnerships.
Dividends and Distributions
On September 9, 2011, we announced that our Board of Directors had declared a quarterly dividend of $0.10 per share and OP Unit that was paid in cash on October 19, 2011 to holders of record on September 23, 2011. The $5.1 million dividend on our common stock covered our third quarter of 2011. Additionally, distributions declared to OP Unitholders, excluding inter-company distributions, totaled $0.6 million for the third quarter of 2011.
On November 3, 2011, we announced that our Board of Directors declared a quarterly dividend of $0.53125 per share on our Series A preferred shares for the period September 1, 2011 to November 30, 2011. The $1.6 million dividend will be paid on December 1, 2011, to holders of record on November 17, 2011.

11. Incentive and Share-Based Compensation
Our 2005 and 2010 Long-Term Stock Incentive Plans (collectively, the “Incentive Plans”) provide for the grant of incentive awards to employees, directors and consultants to attract and retain qualified individuals and reward them for superior performance in achieving the Company’s business goals and enhancing stockholder value. Awards issuable under the Incentive Plans include stock options, restricted stock, dividend equivalents, stock appreciation rights, LTIP Units, cash performance bonuses and other incentive awards. Only employees are eligible to receive incentive stock options under the Incentive Plans. We have reserved a total of 2,512,000 shares of common stock for issuance pursuant to the Incentive Plans, subject to certain adjustments set forth in the plans. Each LTIP Unit issued under the Incentive Plans will count as one share of stock for purposes of calculating the limit on shares that may be issued under the plans. At September 30, 2011, a total of 831,190 shares of common stock are available for future grant under the Incentive Plans.
We recognized total compensation expense of $0.7 million and $0.6 million for the nine months ended September 30, 2011 and 2010, respectively.
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
The following is a summary of restricted stock and LTIP unit activity for the nine months ended September 30, 2011 (in thousands, except weighted average grant price):

			Weighted
	Restricted		Average
	Stock	LTIP Units	Grant Price
Unvested balance at January 1, 2011	75	65	$10.69
Granted	464	152	5.72
Vested	(17)	(136)	4.92

Unvested balance at September 30, 2011	522	81	$7.07

12. Litigation
Litigation Activity
During the three and nine months ended September 30, 2011, an arbitrator awarded $2.5 million to plaintiffs in a case in which we were named as the defendant. We had previously recorded a $2.8 million accrual for this litigation. During the third quarter we reversed $0.3 million of the litigation accrual and paid the $2.5 million award.
In a separate case in which we were the plaintiff, we settled with the defendant for $0.5 million in cash which we received during the three and nine months ended September 30, 2011. We recorded a litigation gain of $0.5 million.

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
When used in this discussion and elsewhere in this Quarterly Report on Form 10-Q, the words “believes,” “anticipates,” “projects,” “should,” “estimates,” “expects,” and similar expressions are intended to identify forward-looking statements with the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and in Section 21F of the Securities Exchange Act of 1934, as amended. Actual results may differ materially due to uncertainties including the following:
•	changes in general economic and business conditions;

•	our ability to execute our business strategy;

•	our ability to comply with financial covenants in our debt instruments;

•	our ability to raise capital on terms that are favorable to us;

•	our ability to obtain future financing arrangements, including refinancing existing arrangements, on terms that are favorable to us;

•	estimates relating to our future distributions;

•	increased competition for tenants and new properties;

•	our ability to renew our ground leases;

•	legislative and regulatory changes (including changes to laws governing the taxation of REITs and individuals);

•	increases in costs of borrowing as a result of changes in interest rates;

•	our ability to maintain our qualification as a REIT due to economic, market, legal, or tax considerations;

•	changes in the reimbursement available to our tenants by government or private payors;

•	our tenants’ ability to make rent payments and renew leases at the end of the term;

•	defaults by tenants and customers;

•	access to financing by customers;

•	delays in project starts and cancellations by customers;

•	our ability to convert design-build project opportunities into new engagements for us;

•	market trends; and

•	projected capital expenditures.
We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on any of these forward-looking statements.
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
In the nine months ended September 30, 2011, we acquired three buildings totaling approximately 213,000 net rentable square feet for approximately $41.0 million. These acquisitions resulted in two new hospital relationships. St. Elizabeth Florence Medical Office Building, located in Florence, Kentucky, and St. Elizabeth Covington Medical Center, located in Covington, Kentucky, are located on campus with the St. Elizabeth Healthcare hospital system. Doylestown Health & Wellness Center, located in Doylestown, Pennsylvania, is located on campus with Doylestown Hospital.
In the three and nine months ended September 30, 2011, we completed construction on one medical office building totaling 55,991 net rentable square feet for approximately $21.8 million. This building is 96.9% leased at September 30, 2011.
In the three and nine months ended September 30, 2011, we initiated a new development project to build a rehabilitation hospital located in Cleveland, Ohio. The project is an approximate 54,500 rentable square foot, two story building and is 100% owned by us. The off-campus, hospital affiliated, rehabilitation hospital has an estimated cost of $18.3 million ($15.0 million inter-company design-build contract) and is 100% pre-leased by a joint venture entity that includes University Hospital Health System and Centerre Healthcare. Construction is expected to be completed in the fourth quarter of 2012.
As of September 30, 2011, we had two investment projects under construction totaling approximately 256,000 net rentable square feet with a total estimated investment of approximately $52.5 million. One of these projects is scheduled to be completed before the end of 2011.
As of September 30, 2011, we owned and/or managed 117 medical office buildings and healthcare related facilities, totaling approximately 6.2 million net rentable square feet. Our portfolio consists of:

		Net Rentable
	Number of	Square Feet	Percentage
	Properties	(in millions)	Leased
Stabilized properties:
Wholly-owned	61	3.33
Consolidated joint ventures	7	0.51

Total stabilized properties	68	3.84	92.3%
Fill-up properties(1):	2	0.11	66.5%

Total consolidated properties	70	3.95
Unconsolidated joint venture properties	3	0.21
Properties managed for third parties	44	1.99

Total portfolio	117	6.15

(1)	Fill-up properties are newly available properties that have not achieved underwritten stabilized occupancy.
At September 30, 2011, 73.3% of our wholly-owned and consolidated properties were located on hospital campuses and an additional 11.7% were located off-campus, but were hospital anchored. We believe that our on-campus and hospital anchored assets occupy a premier franchise location in relation to local hospitals, providing our properties with a distinct competitive advantage over alternative medical office space in an area. As of September 30, 2011, our 68 stabilized properties had a weighted average remaining lease term of approximately 5.5 years.
We derive the majority of our revenues from two main sources: 1) rents received from tenants under leases in healthcare facilities, and 2) revenue earned from design-build construction contracts and development contracts. To a lesser degree, we derive revenue from consulting and property management agreements.

We expect that rental revenue will remain stable due to multi-year, non-cancellable leases with annual rental increases based on the Consumer Price Index (“CPI”). We have been able to maintain a high occupancy rate for our stabilized, consolidated wholly-owned and joint venture properties due to our focus on customer relationships. For the nine months ended September 30, 2011, we renewed 88.0% of our scheduled lease expirations. Generally, our property operating revenues and expenses have remained consistent over time, except for growth due to property developments and property acquisitions.
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
The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses in the reporting period. Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 2 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. Critical accounting policies are those judged to involve accounting estimates or assumptions that may be material due to the levels of subjectivity and judgment necessary to account for uncertain matters or susceptibility of such matters to change. Other companies in similar businesses may utilize different estimation policies and methodologies, which may impact the comparability of our results of operations and financial condition to those companies.
Acquisition of Real Estate
The price we pay to acquire a property is impacted by many factors, including the condition of the buildings and improvements, the occupancy of the building, the existence of above and below market tenant leases, the creditworthiness of the tenants, favorable or unfavorable financing, above or below market ground leases and numerous other factors. Accordingly, we are required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on our estimate of the fair values of such assets and liabilities. This includes determining the value of the buildings and improvements, land, any ground leases, tenant improvements, in-place tenant leases, tenant relationships, the value (or negative value) of above (or below) market leases and any debt assumed from the seller or loans made by the seller to us. Each of these estimates requires significant judgment and some of the estimates involve complex calculations. Our calculation methodology is summarized in Note 2 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. These allocation assessments have a direct impact on our results of operations. If we were to allocate more value to land, there would be no depreciation with respect to such amount. Similarly, if we were to allocate more value to the buildings as opposed to allocating to the value of tenant leases, this amount would be recognized as an expense over a much longer period of time since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the terms of the leases. Additionally, the amortization of value (or negative value) assigned to above (or below) market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place leases and tenant relationships, which is included in depreciation and amortization in our consolidated statements of operations.
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
We must make subjective estimates as to when our revenue is earned and the collectability of our accounts receivable related to design-build contracts and other sales, deferred rent, expense reimbursements, lease termination fees and other income. We specifically analyze accounts receivable and historical bad debts, tenant and customer concentrations, tenant and customer creditworthiness, and current economic trends when evaluating the adequacy of the allowance for bad debts. These estimates have a direct impact on our net income because a higher bad debt allowance would result in lower net income, and recognizing rental revenue as earned in one period versus another would result in higher or lower net income for a particular period.
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
Property Summary
The following is an activity summary of our property portfolio (excluding unconsolidated real estate partnerships) for the periods shown:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Properties at beginning of the period	69	65	66	62
Acquisitions (including fill-up properties)	—	1	3	1
Developments (including fill-up properties)	1	—	1	3

Properties at end of the period	70	66	70	66

Year Ended
December 31,
2010
Properties at January 1	62
Acquisitions (including fill-up properties)	1
Developments (including fill-up properties)	3

Properties at December 31	66

The tables above include East Jefferson MRI, which is accounted for as a sales-type capital lease.
A property is considered stabilized upon the earlier of (1) achieving intended occupancy and substantial completion of tenant improvements, or (2) completion of the fill-up period specified within the property’s underwriting. Fill-up properties are newly available properties that have not achieved underwritten stabilized occupancy. For portfolio and operational data, a single stabilized date is used. For GAAP reporting purposes, a property is placed into service in stages as construction is completed and the property and tenant space is available for its intended use. At September 30, 2011, we had two properties in fill-up, St. Elizabeth Florence Medical Office Building located in Florence, Kentucky, and St. Elizabeth Covington Medical Center, located in Covington, Kentucky.

Comparison of the Three and Nine Months Ended September 30, 2011 and 2010
Funds from Operations Modified (“FFOM”)
For the three months ended September 30, 2011, FFOM, excluding our litigation gains and losses, decreased $0.3 million, or 5.7% compared to the same period in the prior year. This decrease is due to a decrease in income tax benefit because of the full deferred tax asset valuation allowance against our current period net deferred tax assets whereas there was no such valuation allowance in the prior period, offset by 1) three additional stabilized properties in our portfolio and 2) increase in Design-Build and Development segment revenue due to more active revenue generating third-party design-build construction projects.
For the nine months ended September 30, 2011, FFOM, excluding our litigation gains and losses, impairment charges, and CEO retirement expense, decreased $10.5 million, or 45.4% compared to the same period in the prior year. This decrease is due to 1) decrease in Design-Build and Development segment revenue due to fewer active revenue generating third-party design-build construction projects for the nine month time periods, 2) decreases in gross margins for the Design-Build and Development segment, and 3) decrease in income tax benefit because of the full deferred tax asset valuation allowance against our current period net deferred tax assets whereas there was no such valuation allowance in the prior period, offset by five additional stabilized properties in our portfolio.
The following is a summary of FFOM for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
FFOM attributable to:
Property operations	$14,965	$14,205	$43,384	$40,680
Design-Build and development, excluding litigation gains and losses and impairment charges	(494)	(2,221)	(2,415)	5,825
Intersegment eliminations	(166)	(323)	(1,640)	(2,551)
Unallocated and other, excluding CEO retirement expense	(9,286)	(6,339)	(26,765)	(20,938)

FFOM, excluding litigation gains and losses, impairment charges, and CEO retirement expense	5,019	5,322	12,564	23,016
Impact of litigation gains and losses, impairment charges, and CEO retirement expense:
Litigation gain (loss) provision	339	—	(1,461)	—
Litigation gain settlement	500	—	500	—
Goodwill and intangible asset impairment charges, net of tax benefit	—	—	—	(10,848)
CEO retirement compensation expense, net of tax benefit	—	—	—	(2,545)

FFOM	$5,858	$5,322	$11,603	$9,623

See Note 5 of the accompanying Notes to Condensed Consolidated Financial Statements in this Form 10-Q for business segment information and management’s use of FFO and FFOM to evaluate operating performance. The following table presents the reconciliation of FFO and FFOM to net loss, which is the most directly comparable GAAP measure to FFO and FFOM, for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Net loss	$(236)	$(1,951)	$(6,025)	$(11,509)
Add:
Real estate related depreciation and amortization:
Wholly-owned and consolidated properties	8,077	7,372	22,788	21,837
Unconsolidated real estate partnerships	2	3	8	9
Acquisition-related expenses	23	—	505	—
Less:
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(677)	(476)	(1,681)	(1,571)
Gain on sale of real estate property	—	—	—	(264)
Dividends on preferred stock	(1,562)	—	(4,686)	—

Funds from Operations (FFO)	5,627	4,948	10,909	8,502
Amortization of intangibles related to purchase accounting, net of income tax benefit	231	374	694	1,121

Funds from Operations Modified (FFOM)	$5,858	$5,322	$11,603	$9,623

FFOM attributable to Property Operations, net of intersegment eliminations
The following is a summary of FFOM attributable to the Property Operations segment, net of intersegment eliminations, for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	For the Three Months Ended
	September 30,	September 30,
	2011	2010
Rental revenue, net of intersegment eliminations of $0 in 2011 and $23 in 2010	$24,762	$22,765
Property management and other fee revenue	789	809
Property operating and management expenses	(10,046)	(9,067)
Interest and other income	136	145
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	1	6
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(677)	(476)

FFOM, net of intersegment eliminations	14,965	14,182
Intersegment eliminations	—	23

FFOM	$14,965	$14,205

	For the Nine Months Ended
	September 30,	September 30,
	2011	2010
Rental revenue, net of intersegment eliminations of $0 in 2011 and $69 in 2010	$70,952	$65,004
Property management and other fee revenue	2,325	2,388
Property operating and management expenses	(28,675)	(25,652)
Interest and other income	444	419
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	19	14
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(1,681)	(1,571)
Income from discontinued operations, before gain on sale	—	9

FFOM, net of intersegment eliminations	43,384	40,611
Intersegment eliminations	—	69

FFOM	$43,384	$40,680

See Note 5 in the accompanying Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a reconciliation of above segment FFOM to net income (loss).

For the three and nine months ended September 30, 2011, FFOM attributable to Property Operations, net of intersegment eliminations, increased $0.8 million, or 5.5%, and $2.8 million, or 6.8%, respectively, compared to the same periods last year. The increase in rental revenue is primarily due to the addition of seven properties, as well as increases in rental rates associated with CPI increases and reimbursable expenses. The increase in property operating and management expenses are primarily due to the addition of the seven new properties.
FFOM attributable to Design-Build and Development, net of intersegment eliminations
The following is a summary of FFOM attributable to the Design-Build and Development segment, net of intersegment eliminations, for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	For the Three Months Ended
	September 30,	September 30,
	2011	2010
Design-Build contract revenue and other sales, net of intersegment eliminations of $12,453 in 2011 and $3,193 in 2010	$21,619	$15,734
Development management and other income, net of intersegment eliminations of $281 in 2011 and $2,289 in 2010	7	1
Design-Build contract and development management expenses, net of intersegment eliminations of $12,568 in 2011 and $5,159 in 2010	(18,567)	(13,806)
Selling, general, and administrative expenses, net of intersegment eliminations of $0 in 2011 and $23 in 2010	(3,449)	(4,203)
Depreciation and amortization	(270)	(247)

FFOM, excluding litigation gains and losses, net of intersegment eliminations	(660)	(2,521)
Intersegment eliminations	166	300

FFOM, excluding litigation gains and losses	(494)	(2,221)
Impact of litigation gains and losses:
Litigation gain provision	339	—
Litigation gain settlement	500	—

FFOM	$345	$(2,221)

	For the Nine Months Ended
	September 30,	September 30,
	2011	2010
Design-Build contract revenue and other sales, net of intersegment eliminations of $35,098 in 2011 and $15,950 in 2010	$54,500	$66,406
Development management and other income, net of intersegment eliminations of $1,616 in 2011 and $5,322 in 2010	122	122
Design-Build contract and development management expenses, net of intersegment eliminations of $35,074 in 2011 and $18,721 in 2010	(47,557)	(49,832)
Selling, general, and administrative expenses, net of intersegment eliminations of $0 in 2011 and $69 in 2010	(10,311)	(12,652)
Interest and other income	16	3
Depreciation and amortization	(825)	(704)

FFOM, excluding litigation gains and losses and impairment charges; net of intersegment eliminations	(4,055)	3,343
Intersegment eliminations	1,640	2,482

FFOM, excluding litigation gains and losses and impairment charges	(2,415)	5,825
Impact of litigation gains and losses and impairment charges:
Litigation loss provision	(1,461)	—
Litigation gain settlement	500	—
Goodwill and intangible asset impairment charges	—	(13,635)

FFOM	$(3,376)	$(7,810)

See Note 5 in the accompanying Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a reconciliation of above segment FFOM to net income (loss).
For the three months ended September 30, 2011, FFOM attributable to the Design-Build and Development segment, net of intersegment eliminations, excluding litigation gains and losses, increased $1.9 million, or 73.8% compared to the same period last year. The increase is due to more active revenue generating third-party design-build construction projects for these three month comparative periods.

Design-Build contract revenue and other sales, net of intersegment eliminations, increased $5.9 million, or 37.4%, for the three months ended September 30, 2011 compared to the same period last year. At September 30, 2011 and 2010, we had eight and six active third party revenue generating design-build construction projects, respectively. The increase is primarily due to timing of work performed on those projects during the respective quarters and the size of the active third party projects.
For the nine months ended September 30, 2011, FFOM attributable to the Design-Build and Development segment, net of intersegment eliminations, excluding litigation gains and losses and impairment charges, decreased $7.4 million, or 221.3% compared to the same period last year. The decrease is due to fewer active revenue generating third-party design-build construction projects, for these nine month comparative periods, and lower total gross margin percentage.
Design-Build Revenues decreased $11.9 million, or 17.9%, for the nine months ended September 30, 2011, compared to the same period last year. Included in 2010 revenue was $9.8 million related to an agreement for design services only. There were no similar design services only agreements in the current period.
Intersegment Design-Build Revenues increased $9.3 million, or 290.0%, and $19.1 million, or 120.1%, for the three and nine months ended September 30, 2011, respectively, compared to the same periods last year. The number of projects under construction for our ownership has increased from two at September 2010 to three at September 2011. Additionally, there was an increased number of tenant improvement projects for operating buildings performed in 2011 compared to 2010.
For the three and nine months ended September 30, 2011, gross margin percentage (Design-Build Revenues less design-build contract and development management expenses and as a percent of revenues) increased from 12.3% to 14.1% for the three months periods and decreased from 25.0% to 12.7% for the nine months periods. The increase for the three months ended September 30, 2011, is primarily due to costs being absorbed by more projects due to the higher volume of active projects in 2011 compared to 2010. The decrease for the nine months ended September 30, 2011, is primarily due to the gross margin on the $9.8 million revenue discussed in the Design-Build Revenues paragraph above having a greater than normal gross margin because it was an analysis and design agreement that utilized our engineering and architectural professionals and no construction sub-contractors.
For the three and nine months ended September 30, 2011, selling, general, and administrative expenses attributable to the Design-Build and Development segment decreased $0.8 million, or 17.9%, and $2.3 million, or 18.5%, respectively, as compared to the same periods last year. This decrease is primarily due to severance charges related to a reduction in force that occurred in June 2010.
Litigation Activity
During the three and nine months ended September 30, 2011, an arbitrator awarded $2.5 million to plaintiffs in a case in which we were named as the defendant. We had previously recorded a $2.8 million accrual for this litigation. During the third quarter we reversed $0.3 million of the litigation accrual and paid the $2.5 million award.
In a separate case in which we were the plaintiff, we settled with the defendant for $0.5 million in cash which we received during the three and nine months ended September 30, 2011. We recorded a litigation gain of $0.5 million.
Selling, general, and administrative
For the three and nine months ended September 30, 2011, selling, general, and administrative expenses decreased $1.5 million, or 22.2%, and $3.6 million, or 16.6%, respectively, as compared to the same periods last year. Excluding the changes attributable to the Design-Build and Development segment, which are discussed above, selling, general and administrative expenses decreased $0.4 million and $2.7 million, respectively. The $2.7 million decrease is primarily due to a non-recurring compensation expense in the three months ended June 30, 2010, associated with the retirement of the Company’s Chief Executive Officer.
Depreciation and amortization
For the three months ended September 30, 2011, depreciation and amortization expenses increased $0.3 million, or 4.0%, as compared to the same period last year. For the nine months ended September 30, 2011, depreciation and amortization expenses decreased $0.1 million, or 0.5%, respectively, as compared to the same period last year. These changes are primarily due to the timing of a decrease in the amortization of intangible assets due to these assets becoming fully amortized, offset by the addition of seven new properties.

Interest expense
For the three and nine months ended September 30, 2011, interest expense decreased $0.3 million, or 4.9%, and $0.9 million, or 5.5%, respectively, as compared to the same periods last year. This decrease is primarily due to the repayment of a $50.0 million term loan in December 2010, offset by interest on notes payable for the properties that became operational or were acquired in 2011 and 2010.
Impairment charge
We review the value of goodwill and intangible assets on an annual basis and when circumstances indicate a potential impairment may exist. For the three months ended September 30, 2011, we performed step one of the impairment analysis due to potential indicators of impairment, including a decrease in the market value of comparable engineering and construction companies and a decrease in our stock price. We concluded that there was no impairment and a step two analysis was not necessary. For the nine months ended September 30, 2010, we performed a review and recorded a pre-tax, non-cash impairment charge of $13.6 million and recognized a non-cash income tax benefit of $2.8 million, resulting in a non-cash, after-tax impairment charge of $10.8 million.
Income tax benefit (expense)
For the three and nine months ended September 30, 2011, income tax benefit decreased $2.3 million, or 101.4%, and $5.8 million, or 101.2%, respectively, as compared to the same periods last year. We record income taxes associated with our taxable REIT subsidiaries (“TRSs”), which include our Design-Build and Development business segment. During 2010, we recorded an income tax benefit due to the net losses incurred by the Design-Build and Development segment and did not record a deferred tax asset valuation allowance. During 2011, the income tax benefit associated with the net losses incurred by the Design-Build and Development segment was fully offset by a deferred tax asset valuation allowance.
Cash Flows
Cash provided by operating activities increased $17.0 million, or 121.6%, for the nine months ended September 30, 2011, as compared to the same period last year, and is summarized below (in thousands):

	For the Nine Months Ended
	September 30,	September 30,
	2011	2010
Net loss plus non-cash adjustments	$19,045	$20,664
Changes in operating assets and liabilities	12,010	(6,652)

Net cash provided by operating activities	$31,055	$14,012

The net loss plus non-cash adjustments decreased $1.6 million, or 7.8%, for the nine months ended September 30, 2011, as compared to the same period last year. This decrease is primarily due to decreased net income after non-cash adjustments for the Design-Build and Development segment offset by increased net income after non-cash adjustments for the Property Operations segment. The changes in operating assets and liabilities increased $18.7 million for the nine months ended September 30, 2011, as compared to the same period last year. This increase is primarily due to 1) stabilization of active design-build projects which resulted in the stabilization of design-build billings in excess of costs and estimated earnings on uncompleted contracts as compared to the same period last year where there was a significant decrease in billing in excess of costs and estimated earnings and 2) an increase in tenant funding responsibility for development projects.
Cash used in investing activities increased $45.1 million, or 115.7%, for the nine months ended September 30, 2011, as compared to the same period last year. The increase resulted from our current year acquisitions, having more development projects under construction in the current period compared to the same period last year, and increased second generation leasing activity.

Investment in real estate properties consisted of the following for the nine months ended September 30, 2011 and 2010 (in thousands):

	For the Nine Months Ended
	September 30,	September 30,
	2011	2010
Development, redevelopment, and acquisitions	$77,723	$29,757
Second generation tenant improvements	7,567	2,703
Recurring property capital expenditures	2,213	365

Investment in real estate properties	$87,503	$32,825

Cash provided by financing activities increased by $41.8 million for the nine months ended September 30, 2011, as compared to same period last year. The change is primarily due to net proceeds drawn down from the Credit Facility of $37.0 million and the addition of a term loan of $80.8 million, offset by net mortgage note repayments of $45.8 million, an increase in financing costs of $3.8 million, and dividends to preferred shareholders of $4.4 million for the nine months ended September 30, 2011, compared to net debt repayments of $15.0 million in the nine months ended September 30, 2010. The change across years was also offset by a decrease in equity net proceeds of $39.4 million.
Construction in Progress
Construction in progress consisted of the following as of September 30, 2011 (dollars in thousands):

		Estimated			Estimated
		Completion	Net Rentable	Investment	Total
Property	Location	Date	Square Feet	to Date(1)	Investment

Good Sam MOB Investors, LLC	Puyallup, WA	4Q 2011	80,000	$20,329	$24,700
St. Lukes Medical Office Building	Duluth, MN	3Q 2012	176,000	6,183	27,800

(1)	Represents our investment in the project before intersegment eliminations.
Liquidity and Capital Resources
In addition to amounts available under the Credit Facility, as of September 30, 2011, we had approximately $16.0 million available in cash and cash equivalents.
On March 1, 2011, we amended and restated the secured revolving credit facility (“Credit Facility”). This $200.0 million Credit Facility is held with a syndicate of financial institutions. The Credit Facility is available to (1) fund working capital and for other general corporate purposes, (2) finance acquisition and development activity, and (3) to refinance existing and future indebtedness. The Credit Facility permits us to borrow, subject to borrowing base availability, up to $200.0 million of revolving loans, with sub-limits of $25.0 million for swingline loans and $25.0 million for letters of credit. As of September 30, 2011, the maximum available borrowings under the Credit Facility was $121.5 million, with $82.0 million drawn, based on 70% of the value of the aggregate property pledged as collateral. We have the ability to increase the availability by pledging additional unencumbered property to the Credit Facility.
The Credit Facility also allows for up to $150.0 million of increased availability (to a total aggregate available amount of $350.0 million), at our request but subject to each lender’s option to increase its commitment. The interest rate on loans under the Credit Facility equals, at our election, either (1) LIBOR (0.24% as of September 30, 2011) plus a margin of between 275 to 350 basis points based on our total leverage ratio (3.25% as of September 30, 2011) or (2) the higher of the federal funds rate plus 50 basis points or Bank of America, N.A.’s prime rate (3.25% as of September 30, 2011) plus a margin of between 175 to 250 (2.25% as of September 30, 2011) basis points based on our total leverage ratio.
The Credit Facility contains customary terms and conditions for credit facilities of this type, including, but not limited to, (1) affirmative covenants relating to our corporate structure and ownership, maintenance of insurance, compliance with environmental laws and preparation of environmental reports, (2) negative covenants relating to restrictions on liens, indebtedness, certain investments (including loans and certain advances), mergers and other fundamental changes, sales and other dispositions of property or assets and transactions with affiliates, maintenance of our REIT qualification and listing on the NYSE or NASDAQ, and (3) financial covenants to be met at all times including a maximum total leverage ratio (65% through March 31, 2013, and 60% thereafter), maximum secured recourse indebtedness ratio, excluding the indebtedness under the Credit Facility (15%), minimum fixed charge coverage ratio (1.35 to 1.00 through March 31, 2012, and 1.50 to 1.00 thereafter), minimum consolidated tangible net worth ($237.1 million plus 80% of the net proceeds of equity issuances issued after the closing date March 1, 2011) and minimum net operating income ratio from properties secured under the Credit Facility to Credit Facility interest expense (1.50 to 1.00). Additionally, provisions in the Credit Facility indirectly prohibit us from redeeming or otherwise repurchasing any shares of our stock, including our preferred stock.

The Credit Facility has the following financial covenants as of September 30, 2011 (dollars in thousands):

Financial Covenant	September 30, 2011
Maximum total leverage ratio (0.65 to 1.00 through March 31, 2013, and 0.60 to 1.00 thereafter)	0.53 to 1.00

Maximum secured recourse indebtedness ratio (0.15 to 1.00)	0.05 to 1.00

Minimum fixed charge coverage ratio (1.35 to 1.00 through March 31, 2012, and 1.50 to 1.00 thereafter)	1.55 to 1.00

Minimum consolidated tangible net worth ($237,106 plus 80% of the net proceeds of equity issuance after March 1, 2011)	$284,909

Minimum facility interest coverage ratio (1.50 to 1.00)	6.95 to 1.00
As of September 30, 2011, we were in compliance with all of our debt covenants.
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
On August 2, 2011, we closed on an $80.8 million term loan facility to refinance mortgages that mature through December 2012 and to finance recent acquisitions. The facility is for a three year term with one, one-year extension option and contains an accordion feature to expand the facility to a total of $150 million. Covenants for the facility are consistent with those for our $200 million secured revolving credit facility, with an additional debt service coverage ratio covenant. Repayment is interest only based on our overall leverage ranging from LIBOR plus 3.25% to LIBOR plus 4.00%. Security for the facility is a pledge of our ownership interests in the underlying properties.
As of September 30, 2011, we had no outstanding equity commitments to unconsolidated real estate partnerships.
On September 9, 2011, we announced that our Board of Directors had declared a quarterly dividend of $0.10 per common share and OP Unit that was paid in cash on October 19, 2011 to holders of record on September 23, 2011.
On November 3, 2011, we announced that our Board of Directors declared a quarterly dividend of $0.53125 per share on our Series A preferred shares for the period September 1, 2011 to November 30, 2011. The dividend will be paid on December 1, 2011, to holders of record on November 17, 2011.
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
Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2011, including the maturities and scheduled principal repayments and the commitments due in connection with our ground leases and operating leases for the periods indicated (in thousands):

	Remainder
	of 2011	2012	2013	2014	2015	Thereafter	Total
Obligation:
Long-term debt principal payments and maturities (1)	$14,629	$20,664	$15,871	$226,933	$21,632	$134,480	$434,209
Standby letters of credit (2)	7,954	—	—	—	—	—	7,954
Interest payments (3)	4,194	16,037	15,180	11,023	7,464	13,722	67,620
Ground and air rights leases (4)	240	1,059	1,059	1,060	1,060	25,424	29,902
Operating leases (5)	1,356	5,079	4,036	3,540	3,508	21,008	38,527

Total	$28,373	$42,839	$36,146	$242,556	$33,664	$194,634	$578,212

(1)	Includes notes payable under the Credit Facility.

(2)	As collateral for performance, we are contingently liable under standby letters of credit, which also reduces the availability under the Credit Facility.

(3)	Assumes one-month LIBOR of 0.24% and a Prime Rate of 3.25%, which were the rates as of September 30, 2011.

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

Off-Balance Sheet Arrangements
We may guarantee debt in connection with certain of our development activities, including unconsolidated joint ventures, from time to time. As of September 30, 2011, we did not have any such guarantees or other off-balance sheet arrangements outstanding.
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
In September 2011, the FASB issued an accounting standard update, codified in ASC 220, Comprehensive Income, which changes the presentation of comprehensive income. Entities will have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This will become effective for fiscal years beginning after December 15, 2011.
In September 2011, the FASB issued an accounting standards update, codified in ASC 350, Intangibles-Goodwill and Other. While this amendment does not change the calculation of goodwill impairment, it simplifies how companies test goodwill for impairment. Under this amendment, a company would be permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the fair value of a reporting unit is more than the carrying account, it is not necessary to perform the two-step goodwill impairment test described in ASC 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. This will become effective for fiscal years beginning after December 15, 2011.

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
As of September 30, 2011, we had $434.2 million of consolidated debt outstanding (excluding any discounts or premiums related to assumed debt). Of our total consolidated debt outstanding, $184.0 million, or 42.4%, was variable rate debt that is not subject to variable to fixed rate interest rate swap agreements, and total indebtedness, $250.2 million, or 57.6%, was subject to fixed interest rates, including variable rate debt that is subject to variable to fixed rate swap agreements. The weighted average interest rate for fixed rate debt was 6.1% as of September 30, 2011.
If LIBOR were to increase by 100 basis points based on September 30, 2011, one-month LIBOR of 0.24%, the increase in interest expense on our September 30, 2011 variable rate debt would decrease future annual earnings and cash flows by approximately $1.8 million. Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

ITEM 4.	CONTROLS AND PROCEDURES
Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of September 30, 2011, our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.
During the three months ended September 30, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
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
See our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant changes to our risk factors during the nine months ended September 30, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Issuer Purchases of Equity Securities
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

10.1	Amendment to Amended and Restated Employment Agreement, dated September 23, 2011, by and among Cogdell Spencer Inc., Cogdell Spencer LP and Charles M. Handy.
10.2	Amendment No. 1 to Credit Agreement, dated as of November 1, 2011, by and among Cogdell Spencer LP, Cogdell Spencer Inc., and Each Lender Party thereto.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Cogdell Spencer Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed with the Securities and Exchange Commission on November 8, 2011, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations for the fiscal periods ended September 30, 2011 and September 30, 2010, (ii) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Statements of Changes in Equity for the fiscal periods ended September 30, 2011 and September 30, 2010 (iv) Condensed Consolidated Cash Flow Statements for the fiscal periods ended September 30, 2011 and September 30, 2010, and (v) the Notes to the Condensed Consolidated Financial Statements.*

*
Submitted electronically herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGDELL SPENCER INC. Registrant
Date: November 8, 2011	/s/ Raymond W. Braun
Raymond W. Braun
President and Chief Executive Officer

Date: November 8, 2011	/s/ Charles M. Handy
Charles M. Handy
Executive Vice President and Chief Financial Officer