Form 10-K
period 2011-12-31
Cogdell Spencer Inc.
filed 2012-03-30
CIK 1332896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 001-32649

COGDELL SPENCER INC.

(Exact name of registrant as specified in our charter)

Maryland	20-3126457
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4401 Barclay Downs Drive, Suite 300 Charlotte, North Carolina	28209
(Address of principal executive offices)	(Zip code)

(704) 940-2900

Registrant’s telephone number, including area code:

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange
8.5000% Series A Cumulative Redeemable Perpetual Preferred Stock	New York Stock Exchange

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

Indicate by check mark whether the registrant is a Shell Company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $242,700,929 (based on the closing sale price of the registrant’s common stock on that date as reported on the New York Stock Exchange).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 51,248,442 shares of common stock, par value $0.01 per share, outstanding as of March 8, 2012.

COGDELL SPENCER INC.

Statements Regarding Forward-Looking Information

When used in this discussion and elsewhere in this Annual Report on Form 10-K, the words “believes,” “anticipates,” “projects,” “should,” “estimates,” “expects,” and similar expressions are intended to identify forward-looking statements with the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and in Section 21F of the Securities Exchange Act of 1934, as amended. Actual results may differ materially due to uncertainties including the following:

•	risks related to our proposed merger with Ventas, Inc. and the sale of the Erdman business;

•	changes in general economic and business conditions;

•	our ability to execute our business strategy;

•	our ability to comply with financial covenants in our debt instruments;

•	our ability to raise capital on terms that are favorable to us;

•	our ability to obtain future financing arrangements, including refinancing existing arrangements, on terms that are favorable to us;

•	estimates relating to our future distributions;

•	increased competition for tenants and new properties;

•	our ability to renew our ground leases;

•	legislative and regulatory changes (including changes to laws governing the taxation of REITs and individuals);

•	increases in costs of borrowing as a result of changes in interest rates;

•	our ability to maintain our qualification as a REIT due to economic, market, legal, or tax considerations;

•	changes in the reimbursement available to our tenants by government or private payors;

•	our tenants’ ability to make rent payments and renew leases at the end of the term;

•	defaults by tenants and customers;

•	access to financing by customers;

•	delays in project starts and cancellations by customers;

•	our ability to convert design-build project opportunities into new engagements for us;

•	market trends; and

•	projected capital expenditures.

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

PART I

In this Annual Report on Form 10-K, unless the context requires otherwise, all references to “we,” “us,” “our,” “our Company,” and “Cogdell Spencer” refer to Cogdell Spencer Inc. and its consolidated subsidiaries, including Cogdell Spencer LP, our operating partnership subsidiary (the “Operating Partnership”).

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

Our property portfolio is stable with an occupancy rate of 92.5% as of December 31, 2011. We expect rental revenue to be stable due to leases with annual rental increases based on the Consumer Price Index (“CPI”). Generally, our property operating revenues and expenses have remained consistent over time except for growth due to property developments and property acquisitions. Our property management team provides a proactive, customer-focused service approach for tenants. We believe that a strong internal property management capability is a vital component of our business, both for properties we own and for those that we manage. Strong internal property management enables us to control property operating costs, increase tenant satisfaction, reduce tenant turnover, and build business relationships.

As of December 31, 2011, we owned and/or managed 118 medical office buildings and healthcare related facilities, totaling approximately 6.2 million net rentable square feet. Our portfolio consists of:

	September 30,	September 30,	September 30,
		Net Rentable
	Number of	Square Feet	Percentage
	Properties	(in millions)	Leased
Stabilized properties:
Wholly-owned	61	3.33
Consolidated joint ventures	7	0.51

Total stabilized properties	68	3.84	92.5%
Fill-up properties(1):	3	0.19	67.0%

Total consolidated properties	71	4.03
Unconsolidated joint venture properties	3	0.21
Properties managed for third parties	44	1.99

Total portfolio	118	6.23

(1)	Fill-up properties are newly available properties that have not achieved underwritten stabilized occupancy.

At December 31, 2011, 73.8% of our wholly-owned and consolidated properties were located on hospital campuses and an additional 11.5% were located off-campus, but were hospital anchored. We believe that our on-campus and hospital anchored assets occupy a premier franchise location in relation to local hospitals, providing our properties with a distinct competitive advantage over alternative medical office space in an area.

We have a national full-service planning, design and construction firm specializing in healthcare facilities. We provide fully integrated solutions to healthcare facilities throughout the United States, including planning, architecture, engineering, construction, materials management, manufacturing, capital and development services. We are a leading design-builder of healthcare facilities. Founded in 1951, we and our predecessors have a 60 year track record of and reputation for delivering healthcare facilities with appropriate design, longevity, sustainability and excellent operational efficiency. We maintain long-term “trusted advisor” status with physicians and physician groups nationwide. We have successfully cultivated a customer mix that is diversified in both geography and market focus and includes physician group practices and healthcare systems. At December 31, 2011, we had approximately $49.6 million in unearned design-build backlog.

Proposed Merger with Ventas; Sale of Erdman Business

Merger with Ventas

On December 24, 2011, we entered into an Agreement and Plan of Merger (the “merger agreement”) with our Operating Partnership, Ventas, Inc., a Delaware corporation (“Ventas”), TH Merger Corp, Inc., a Maryland corporation and Ventas’ wholly-owned subsidiary (“MergerSub”), and TH Merger Sub, LLC, a Delaware limited liability company and Ventas’ wholly owned subsidiary (“OP MergerSub”, and, together with Ventas and MergerSub, the “Purchaser Parties”). The merger agreement provides for the merger of us with MergerSub (the “Company Merger”) and the merger of OP MergerSub with and into the OP (the “Partnership Merger” and, together with the Company Merger, the “Mergers”).

At the effective time of the Company Merger, each share of our common stock that remains outstanding immediately prior to the effective time (other than shares of our common stock owned directly or indirectly, by us or any of our subsidiaries, Ventas, or MergerSub or any other direct or indirect subsidiary of Ventas (which shall be cancelled and retired and shall cease to exist and for which no consideration shall be delivered)) will be automatically cancelled and converted into the right to receive $4.25 in cash (the “Per Share Consideration”), without interest.

At the effective time of the Company Merger, each share of our Series A Preferred Stock that remains outstanding immediately prior to the effective time (other than shares of Series A Preferred Stock owned, directly or indirectly, by us or any of our subsidiaries, Ventas, or MergerSub or any other direct or indirect subsidiary of Ventas (which shall be cancelled and retired and shall cease to exist and for which no consideration shall be delivered)) will be automatically cancelled and converted into the right to receive an amount in cash equal to $25.00, plus all accrued and unpaid dividends thereon through and including the closing date of the Company Merger (the “Per Share Preferred Consideration”), without interest.

At the effective time of the Partnership Merger, each Operating Partnership unit (“OP Unit”) issued and outstanding immediately prior to the effective time (other than OP Units owned directly or indirectly, by us or any of our wholly owned subsidiaries) will be automatically cancelled and converted into the right to receive Per Share Consideration.

We have made customary representations and warranties in the merger agreement and have agreed to customary covenants, including covenants regarding the operation of our business prior to the closing and covenants prohibiting us from soliciting, providing information or entering into discussions concerning proposals relating to alternative business combination transactions, except in limited circumstances, prior to the receipt of stockholder approval of the Company Merger, relating to unsolicited proposals that constitute, or are reasonably expected to lead to, a superior proposal.

Ventas has represented and warranted to us that on the closing date the Purchaser Parties will have sufficient funds to satisfy all of the obligations of the Purchaser Parties under the merger agreement.

Completion of the Company Merger was subject to the approval of the affirmative vote of the holders of not less than a majority of the outstanding shares of our common stock, which we received at a special stockholders meeting held on March 9, 2012.

Completion of the merger is also subject to certain other conditions, including completion of the transactions contemplated by the Stock Purchase Agreement, dated December 24, 2011 (the “Erdman purchase agreement”) by and between Cogdell Spencer TRS Holdings, LLC (“TRS Holdings”) and Madison DB Acquisition, LLC (“Madison DB”) pursuant to which Madison DB will acquire all of the shares of our subsidiary, MEA Holdings, Inc. (“MEA”), which, together with its subsidiaries, engage in design-build and related development business under the Marshall Erdman name (the “Erdman business”).

The merger agreement contains certain termination rights for us and Ventas. Upon termination of the merger agreement under specified circumstances, the parties may be required to pay the other party a termination fee. If we are required to pay a termination fee as a result of our entering into an alternative acquisition agreement or completing an alternative transaction, the amount of the termination fee is $15 million plus reimbursement to Ventas for all reasonable out-of-pocket fees and expenses incurred by or on behalf of Ventas in an amount equal to $5 million. The merger agreement also provides that Ventas will be required to pay us a termination fee of $15 million plus expense reimbursement equal to $5 million if the merger agreement is terminated under certain circumstances because Ventas fails to complete the Company Merger or otherwise breaches its obligations under the merger agreement. In certain other termination scenarios, we may be obligated to reimburse Ventas for its reasonable out-of-pocket fees and expenses equal to $5 million, but will not be required to pay Ventas the termination fee.

Sale of Erdman Business

As discussed above, on December 24, 2011, TRS Holdings entered into the Erdman purchase agreement with Madison DB pursuant to which Madison DB will acquire the Erdman business. TRS Holdings will, prior to closing, contribute $11,720,000 (subject to certain adjustments) to MEA. TRS Holdings also has extinguished certain intercompany indebtedness of MEA. At closing, Madison DB will pay $1.00 to TRS Holdings and will contribute $11,720,000 (subject to certain adjustments) in working capital to MEA. Consummation of the transactions contemplated by the Erdman purchase agreement is subject to customary closing conditions, including satisfaction of all conditions to closing of the Mergers.

Mr. David Lubar, one of our former directors, is a principal of the investment fund that is providing Madison DB with its required equity funding. Mr. Lubar was excluded from, and did not participate in, deliberations of our Board of Directors regarding the merger agreement or the Erdman purchase agreement.

Our stockholders will not receive any consideration from the sale of MEA pursuant to the Erdman purchase agreement distinct from the consideration received pursuant to the merger agreement. The terms of the Erdman purchase agreement permitted us to solicit competing proposals for the purchase of the Erdman business for the period from December 24, 2011 until February 10, 2012, which we refer to as the “go-shop period.” In early January 2012, we, with the assistance of our financial advisor, began actively soliciting indications of interest from third parties regarding the possible acquisition of the Erdman business. We, through our financial advisor, contacted approximately 100 parties that we believed represented credible potential purchasers for the Erdman business. Ten of those parties entered into non-disclosure agreements with us and were permitted to conduct due diligence and invited to consider submitting a competing proposal to purchase the Erdman business on the same terms and conditions reflected in the Erdman purchase agreement, subject to the requirement of a minimum incremental bid of at least $500,000 more than the price to be paid by Madison DB. As of the conclusion of the go-shop period, no bidders submitted a competing proposal for the acquisition of the Erdman business. We have terminated the solicitation process and expect to proceed with a sale of the Erdman business to Madison DB, subject to satisfaction of the conditions set forth in each of the merger agreement and the Erdman purchase agreement.

Assuming all necessary conditions are satisfied, which cannot be guaranteed, the Mergers are expected to close in the second quarter of 2012. Under the terms of each of the merger agreement and the Erdman purchase agreement, if the transactions contemplated thereby have not been completed by June 29, 2012, the parties to those agreements may terminate without penalty.

Our Taxable REIT Subsidiaries (“TRSs”)

We elected to be taxed as a REIT for U.S. federal income tax purposes. To qualify as a REIT, a specified percentage of our gross income must be derived from real property sources, which would generally exclude our income from providing architectural, construction, development and property management services to third parties. To avoid realizing income would adversely affect our ability to qualify as a REIT, services such as architectural, construction, development, and property management are provided through our TRSs. The Operating Partnership has elected that our wholly owned and controlled TRS Holdings be treated as TRSs.

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

• Preferred Locations.

Approximately 73.8% of the net rentable square feet of our wholly-owned properties as of December 31, 2011, are on hospital campuses. On-campus properties are convenient for physician tenants and their patients and drive revenues for our physician-tenants. Many of these properties have a premier location in relation to the hospital, providing our properties with a distinct competitive advantage over alternative medical office space that are located farther away from the hospital. We have found that physician-tenants prefer convenience to a hospital campus, clean and attractive common areas, state-of-the-art amenities and tenant improvements tailored to each practice.

• Loyal and Diverse Tenant Base.

A key component of our marketing and operating strategy is maintaining physician-tenant loyalty. A focus on physician-tenant loyalty and the involvement of the physician-tenants and hospitals as investors in our properties provides a stable and diversified tenant base. Our tenants are diversified by type of medical practice, medical specialty and sub-specialty. For the year ended December 31, 2011, no single tenant accounted for more than 6.6% of the annualized rental revenue at our consolidated properties.

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

Development and Acquisition Strategy

Our development and acquisition strategy consists of the following principal elements:

• Project delivery.

Our project delivery teams focus on the development and design-build components of the integrated business model. We and our predecessor companies have developed and/or designed-built over 5,000 healthcare facilities including hospitals, medical office buildings, ambulatory surgery centers, wellness centers and multi-specialty clinics. We provide fully integrated healthcare real estate services including strategic planning, development, architecture, construction, and management. We have built strong relationships with leading healthcare systems desiring real estate solution to support the growth of medical communities near their hospitals and regional medical centers. Our focus on healthcare facilities is a competitive advantage over less specialized developers. Further, our regional focus provides extensive local industry knowledge across the United States of America. We believe the network of relationships that we have fostered in both the real estate and healthcare industries provides access to substantial development and acquisitions opportunities.

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

We have a $200.0 million secured revolving credit facility (the “Credit Facility”). As of December 31, 2011, we had cash and cash equivalents of approximately $16.7 million and our Credit Facility had approximately $18.5 million of available borrowings, which we can use to finance development and acquisition opportunities. We plan to finance future developments and acquisitions through a combination of cash, borrowings under the Credit Facility, traditional secured mortgage financing, and equity and debt offerings.

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

Financial information concerning our business segments is presented in Note 7 to the accompanying Consolidated Financial Statements.

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

In connection with the ownership, operation and management of our properties, we could be legally responsible for environmental liabilities or costs relating to a release of hazardous substances or other regulated materials at or emanating from such property. To assess potential for liability, we conduct an environmental assessment of each property prior to acquisition and manage our properties in accordance with environmental laws. All of our leases contain a comprehensive environmental provision that requires tenants to conduct all activities in compliance with environmental laws and to indemnify the owner for any harm caused by the failure to do so. In addition, we have engaged qualified and reputable environmental consulting firms to perform environmental site assessments of all of our properties. We are not aware of any environmental issues that are expected to have materially impacted the operations of any property.

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

Our business activities may expose us to potential liability under various environmental laws and under workplace health and safety regulations. We are unable to predict these potential liabilities. We maintain a comprehensive general liability policy with an umbrella policy that covers losses beyond the general liability limits. We also maintain professional errors and omissions liability and contractor's pollution liability insurance policies in amounts that we believe are adequate coverage for our business.

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

Employees

As of December 31, 2011, we had 370 employees. Our professionals perform property management, acquisitions, real estate development, architecture, engineering, construction management and materials management services. Less than 5% of our employees are covered by collective bargaining agreements, which are subject to amendment in November 2012, or by specific labor agreements, which expire upon completion of the relevant project. There are no material disagreements with employees and we consider the relationships with our employees to be favorable.

Equity Offerings

In January 2011, we issued approximately 0.3 million shares of 8.500% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A preferred shares”) in a follow-on offering, resulting in net proceeds of approximately $8.2 million. The initial offering of Series A preferred shares occurred in December 2010. The net proceeds were used to reduce borrowings under the Credit Facility, to fund build to suit development projects, and for working capital and other general corporate purposes.

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

In May 2010, we issued 7.1 million shares of common stock, resulting in net proceeds to us of $47.6 million. The net proceeds were used to fund development projects, reduce borrowings under the Credit Facility, and for working capital purposes.

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

Many risk factors affect our business. As discussed above, we have entered into the merger agreement with Ventas. The risks discussed below affect our business currently and many of those will continue to affect our business if the Mergers are completed. Certain of the risks below will affect our business only if the Mergers are not completed and we continue to operate as a stand-alone entity. The occurrence of a risk factor may materially adversely affect our business, financial condition, results of operations, ability to pay distributions to our stockholders and the trading price of our common stock.

Risks Related to the Mergers

Uncertainty regarding the proposed Mergers and the diversion of management’s attention from our ongoing business operations could adversely affect our financial results.

Uncertainty about the effect of the Mergers on employees and tenants may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel, and could cause tenants and others who deal with us to seek to change existing business relationships. Employee retention and recruitment may be particularly challenging, as employees and prospective employees may experience uncertainty about their future roles with the combined company.

In addition, the pursuit of the Mergers and the preparation for the integration may place a significant burden on management and internal resources. Any significant diversion of management attention away from ongoing business operations and any difficulties encountered in the transition and integration process could affect our financial results.

We are subject to various contractual restrictions and requirements while the Mergers are pending that could adversely affect our financial results.

The merger agreement restricts us, without Ventas’ consent, from making certain acquisitions and dispositions, engaging in leasing activity, engaging in capital raising transactions and taking other specified actions while the Mergers are pending. In addition, the merger agreement requires that we sell the Erdman design-build and development business prior to closing and that we take steps to separate the Erdman business from the rest of our business pending the closing. These restrictions and requirements may prevent us from pursuing attractive business opportunities and making other changes to our business prior to completion of the Mergers or termination of the merger agreement.

We may be unable to obtain satisfaction of all conditions to complete the Mergers in the anticipated timeframe, or at all.

Completion of the Mergers is contingent upon the sale of the Erdman business, as well as customary closing conditions, including the absence of any injunction and certain other litigation. We may be unable to satisfy all the conditions to the Mergers, in which case the Mergers will not be consummated. In addition, satisfying the conditions to, and completion of, the merger may take longer than, and could cost more than, we expect. Any delay in completing the Mergers may adversely affect the benefits that we and Ventas expect to achieve from the Mergers and the integration of our businesses.

If the Mergers are not completed, our financial results may be adversely affected and we will be subject to several risks, including but not limited to:

•	payment to Ventas of a termination fee of $15 million, plus $5 million as reimbursement of its expenses, as specified in the merger agreement, depending on the nature of the termination; and

•	being subject to litigation related to any failure to complete the Mergers.

Any delay or inability to satisfy all conditions to complete the Mergers, or failure to complete the Mergers could negatively affect our future business, financial condition or results of operation.

Certain of our directors and executive officers may have interests in the Mergers that may differ from the interests of our stockholders, including, if the Mergers are completed, the receipt of financial and other benefits.

Certain of our executive officers and directors may have interests in the Mergers that are in addition to, and may be different from, the interests of our stockholders generally. These interests include acceleration of vesting and payouts of their restricted stock and LTIP units, the right to potentially receive cash severance payments and other benefits under executive employment agreements.

Pending litigation against us and the current members of our board of directors could result in an injunction preventing completion of the Mergers or the payment of damages in the event the Mergers are completed.

On December 29, 2011, a complaint was filed in the Superior Court for State of North Carolina, Mecklenburg County, against us, our directors and Ventas on behalf of a putative class of similarly situated investors, alleging that the our board of directors breached its fiduciary duties regarding the Company Merger and that Ventas aided and abetted the alleged breach of fiduciary duties. Beginning on January 4, 2012, six other putative class action suits were filed in the Maryland Circuit Court for Baltimore City against the same defendants and alleging similar breach of fiduciary duty and aiding and abetting claims, although certain complaints also named our Operating Partnership, MergerSub and OP MergerSub as defendants. On January 27, 2012, we also received a letter from an entity purporting to be a stockholder demanding that the board terminate the Company Merger and the sale of the Erdman business and that the board conduct an investigation into the Company Merger and the sale of the Erdman business. The letter also made a request for access to certain books and records of the company related to the Company Merger and the sale of the Erdman business. The cases pending in Maryland were consolidated by the Court on January 31, 2012. On February 3, 2012, the plaintiff in the North Carolina action filed an amended complaint, and on February 9, 2012, the plaintiffs in the Maryland action filed an amended complaint, including the class and derivative actions. All of the pending cases ask that the Company Merger be enjoined and seek other unspecified monetary relief. On February 21, 2012, defendants moved to dismiss the amended complaint.

On February 29, 2012, we entered into a memorandum of understanding with the plaintiffs in the Maryland and North Carolina cases regarding the settlement of the pending claims. Pursuant to the terms of the proposed settlement, we agreed to make certain supplemental disclosures related to the proposed Company Merger. The memorandum of understanding contemplates that the parties will enter into a settlement agreement after a period of confirmatory discovery, which will be subject to customary conditions, including court approval following notice to our stockholders. In the event the parties enter into a settlement agreement, a hearing will be scheduled in which the Maryland Court will consider the fairness, reasonableness, and adequacy of the settlement. If the settlement is finally approved by the Court, it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the proposed Merger, the Merger Agreement, and any disclosure made in connection therewith, among other claims, pursuant to terms that will be disclosed to stockholders prior to final approval of the settlement.

In addition, in connection with the settlement, the parties contemplate that plaintiffs’ counsel will file a petition in the Maryland Court for an award of attorneys’ fees and expenses to be paid by or on behalf of Defendants, which Defendants may oppose. Defendants will pay or cause to be paid any attorneys’ fees and expenses awarded by the Maryland Court. There can be no assurance that the parties will ultimately enter into a settlement agreement or that the Maryland Court will approve the settlement even if the parties were to enter into a settlement agreement. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.

One of the conditions to the closing of the Mergers is that no decree, ruling, judgment, decision, order or injunction shall have been entered by any court of competent jurisdiction that has the effect of prohibiting or restraining the completion of the Mergers. If for any reason the cases are not settled and if any of the plaintiffs are successful in obtaining an injunction prohibiting the defendants from completing the Mergers, then such injunction may prevent the Mergers from becoming effective or from becoming effective within the expected timeframe. [In addition, if any suit, action or proceeding before any court or other governmental entity shall have been instituted or shall be pending, with respect to certain matters disclosed in the merger agreement disclosure schedule, where an unfavorable outcome in such suit, action or proceeding would, in the sole and absolute discretion of Ventas, adversely affect the anticipated business or economic benefits to Ventas and its affiliates of the transactions contemplated by the merger agreement, the Mergers will not be completed. If completion of the Mergers is prevented or delayed, it could result in substantial costs to us. In addition, we could incur costs associated with the indemnification of our directors and officers.

Risks Related to our Properties and Operations

Our real estate investments are concentrated in medical office buildings and healthcare facilities, making us more vulnerable economically than if our investments were diversified.

As a REIT, we invest primarily in real estate. Within the real estate industry, we selectively own, develop, redevelop, acquire, and manage medical facilities. We are subject to risks inherent in concentrating investments in real estate. The risks resulting from a lack of diversification become even greater as a result of our business strategy to invest primarily in medical facilities. A downturn in the medical facilities industry or in the commercial real estate industry could materially adversely affect the value of our properties. A downturn in the healthcare industry could negatively affect our tenants’ ability to make rent payments to us, which may have a material adverse effect on our business, financial condition, results of operations, and ability to make distributions to our stockholders. These adverse effects may be more pronounced than if we held a diverse portfolio of investments outside of real estate or outside of medical facilities.

We depend on significant tenants.

For the year ended December 31, 2011, our five largest tenants represented $21.5 million, or 23.2%, of the annualized rent generated by our properties. Our five largest tenants based on annualized rents are Carolinas HealthCare System, Bon Secours St. Francis Hospital, East Jefferson General Hospital, Lancaster General Hospital, and Palmetto Health Alliance. Our significant tenants, as well as other tenants, may experience a downturn in their businesses, which may weaken their financial condition and result in their failure to make timely rental payments or default under their leases. In the event of any tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

Recent market conditions in the U.S. and European economies, and other events or circumstances beyond our control, may continue to adversely affect our industry, business, results of operations, contractual commitments, and access to capital.

Recent market conditions and continued uncertainty in the U.S. and European economies, including inflation, deflation or stagflation, the systemic impact of high levels of unemployment, volatile energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a distressed real estate market have contributed to increased market volatility and business and consumer confidence. This difficult operating environment may continue to adversely affect our ability to generate revenues and/or increase costs, thereby reducing our operating income and earnings. It may continue to adversely impact the ability of our tenants to maintain occupancy and rates in our properties. These economic conditions may continue to have a material adverse effect on our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our stock.

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

The failure of our properties to generate revenues sufficient to meet our cash requirements, including operating and other expenses, debt service and capital expenditures, may have a material adverse effect on our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our stock .

The majority of our consolidated wholly-owned and joint venture properties are located in Georgia, North Carolina, and South Carolina, and changes in these markets may materially adversely affect us.

Our consolidated wholly-owned and joint venture properties located in Georgia, North Carolina, and South Carolina, provided approximately 8.4%, 21.7% and 24.3%, respectively, of our total annualized rent for the year ended December 31, 2011. As a result of the geographic concentration of properties in these markets, we are particularly exposed to downturns in these local economies or other changes in local real estate market conditions. In the event of negative economic changes in these markets, our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our stock may be materially and adversely affected.

Our investments in development and redevelopment projects may not yield anticipated returns, which would harm our operating results and reduce the amount of funds available for distributions.

A component of our growth strategy has included development and redevelopment opportunities. To the extent that we continue to engage in any development or redevelopment projects, we will be subject to the following risks normally associated with these projects:

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

In deciding whether to develop or redevelop a particular property, we make certain assumptions regarding the expected future performance of that property. We may underestimate the costs necessary to bring the property up to the standards established for its intended market position or we may be unable to increase occupancy at a newly acquired property as quickly as expected or at all. Any substantial unanticipated delays or expenses could adversely affect the investment returns from these development or redevelopment projects and have a material adverse effect on our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our stock.

We may in the future develop medical facilities in geographic regions where we do not currently have a significant presence and where we do not possess the same level of familiarity, which could adversely affect our ability to develop such properties successfully or at all or to achieve expected performance.

We have relied, and in the future may rely, on the investments of our joint venture partners for the funding of our development and redevelopment projects. If our reputation in the healthcare real estate industry changes or the number of investors considering us as an attractive strategic partner is otherwise reduced, our ability to develop or redevelop properties could be adversely affected, which would limit our potential for growth.

If our investments in development and redevelopment projects do not yield anticipated returns for any reason, including those set forth above, our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our stock may be materially and adversely affected.

We may not be successful in identifying and consummating suitable acquisitions or investment opportunities, which may impede our growth and negatively affect our results of operations.

Our ability to expand through acquisitions has been a component of our long-term growth strategy and has required us to identify suitable acquisition candidates or investment opportunities that meet our criteria and are compatible with our growth strategy. To the extent that we continue to make new acquisitions or investments, we may not be successful in identifying suitable properties or other assets that meet our acquisition criteria or in consummating acquisitions or investments on satisfactory terms or at all. Failure to identify or consummate acquisitions or investment opportunities will slow our growth.

To the extent that we acquire properties in the future, our ability to acquire such properties on attractive terms and successfully integrate and operate them may be constrained by the following factors:

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

If any of these risks are realized, our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our stock may be materially and adversely affected.

We may not be able to obtain additional capital to further our business objectives.

Our ability to develop, redevelop or acquire properties depends upon our ability to obtain capital. During the recent financial and economic crisis, the global economy, including the capital and credit markets, experienced a period of substantial turmoil and uncertainty, which restricted the availability of capital. A lack of capital may cause a decrease in the level of new investment activity by publicly traded real estate companies. Furthermore, a prolonged period in which we cannot effectively access the public equity or debt markets may result in heavier reliance on alternative financing sources to undertake new investments. An inability to obtain equity or debt capital on acceptable terms could delay or prevent us from acquiring, financing and completing desirable investments, and which could otherwise adversely affect our business. If any of these risks are realized, our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our stock may be materially and adversely affected.

If we are unable to promptly re-let our properties on terms that are favorable to us, if at all, or we are required to undertake significant capital expenditures to attract new tenants, then our business and results of operations would be adversely affected.

A substantial number of our leases are on a multiple year basis. As of December 31, 2011, leases representing 15.5% of our net rentable square feet will expire in 2012, 9.5% in 2013 and 9.8% in 2014. These expirations would account for 16.3%, 9.3% and 10.3% of our annualized rent, respectively. Approximately 61.9% of the square feet of our properties and 61.3% of the number of our properties are subject to certain restrictions. These restrictions include limits on our ability to re-let these properties to tenants not affiliated with the healthcare system that own the underlying property, rights of first offer on sales of the property and limits on the types of medical procedures that may be performed. In addition, in order to maintain occupancy, we have had to lower our rental rates to re-let certain spaces, and we may be required to do so again in the future, which could impede our growth. We cannot assure you that we will be able to re-let space on terms that are favorable to us or at all. Further, due to the age of some of our properties, as well as the specialized nature of our tenants, we have been required to make significant capital expenditures to renovate or reconfigure space to attract new tenants and we may be required to do so in the future. If we are unable to promptly re-let our properties, if the rates upon such re-letting are significantly lower than expected, or if we are required to undertake significant capital expenditures in connection with re-letting units, our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our stock may be materially and adversely affected.

Certain of our properties may not have efficient alternative uses.

Some of our properties, such as our ambulatory surgery centers, are specialized healthcare facilities. If we or our tenants terminate the leases for these properties or our tenants lose their regulatory authority to operate such properties, we may not be able to locate suitable replacement tenants to lease the properties for their specialized uses. Alternatively, we may be required to spend substantial amounts to adapt the properties to other uses. Any loss of revenues and/or additional capital expenditures occurring as a result may have a material adverse effect on our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our stock.

We face competition for the acquisition of medical facilities, which may impede our ability to make future acquisitions or may increase the cost of these acquisitions.

We compete with many other entities engaged in real estate investment activities for acquisitions of medical facilities, including national, regional and local operators, acquirers and developers of healthcare real estate properties. The competition for medical facilities may significantly increase the price we must pay for medical facilities or other assets we seek to acquire and our competitors may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger healthcare REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. This competition may result in increased demand for these assets and therefore increased prices paid for them. Because of an increased interest in single-property acquisitions among tax-motivated individual purchasers, we may pay higher prices if we purchase single properties in comparison with portfolio acquisitions. If we pay higher prices for medical facilities or other assets, our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our stock may be materially and adversely affected.

We may not be successful in integrating and operating acquired properties.

If we make acquisitions of medical office buildings and healthcare facilities in the future, we will be required to integrate them into our existing portfolio. The acquired properties may turn out to be less compatible with our growth strategy than originally anticipated, may cause disruptions in our operations or may divert management’s attention away from day-to-day operations, any or all of which may have a material adverse effect on our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our stock.

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

We maintain comprehensive liability, fire, flood, earthquake, wind (as deemed necessary or as required by our lenders), extended coverage and rental loss insurance for our properties with policy specifications, limits and deductibles customarily carried for similar properties. Certain types of losses, however, may be either uninsurable or not economically insurable, such as losses due to earthquakes, riots, acts of war or terrorism. Should an uninsured loss occur, we could lose both our investment in and anticipated profits and cash flow from a property. If any such loss is insured, we may be required to pay a significant deductible on any claim for recovery of such a loss prior to our insurer being obligated to reimburse us for the loss, or the amount of the loss may exceed our coverage for the loss. In addition, future lenders may require certain insurance coverage, and our failure to obtain such insurance could constitute a default under loan agreements. As a result, our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our stock may be materially and adversely affected.

Joint investments could be adversely affected by our lack of sole decision-making authority and reliance upon a co-venturer’s financial condition.

We have co-invested with third parties through partnerships, joint ventures, co-tenancies and other entities, acquiring non-controlling interests in, or sharing responsibility for managing the affairs of a property, partnership, joint venture, co-tenancy or other entity. Therefore, we may not be in a position to exercise sole decision-making authority regarding that property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may involve risks not present were a third party not involved, including the possibility that our partners, co-tenants or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, our partners or co-venturers might at any time have economic or other business interests or goals, which are inconsistent with our business interests or goals. These investments may also have the potential risk of impasses on decisions such as a sale, because neither we nor the partner, co-tenant or co-venturer has full control over the partnership or joint venture. Consequently, actions by such partner, co-tenant or co-venturer might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in specific circumstances be liable for the actions of third-party partners, co-tenants or co-venturers. As a result, our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our stock may be materially and adversely affected.

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

In addition, ground and air rights leases on certain of our properties contain restrictions on transfer such as limiting the assignment or subleasing of the facility only to practicing physicians or physicians in good standing with an affiliated hospital. These provisions of our mortgage agreements and ground and air rights leases may limit our ability to sell certain of our medical office buildings and healthcare facilities which, in turn, could adversely impact the price realized from any such sale. As a result, our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our stock may be materially and adversely affected.

Thirty-four of our consolidated wholly-owned and joint venture properties are subject to ground or air rights leases that expose us to the loss of such properties upon breach or termination of the ground or air rights leases.

We have 34 consolidated wholly-owned and joint venture properties that are subject to leasehold interests in the land or air underlying the buildings and we may acquire additional buildings in the future that are subject to similar ground or air rights leases. As of December 31, 2011, these 34 consolidated wholly-owned and joint venture properties represent 53.7% of our total net rentable square feet. As lessee under a ground or air rights lease, we are exposed to the possibility of losing the property upon termination, or an earlier breach by us, of the ground lease, which may have a material adverse effect on our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our stock.

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

The realization of any or all of these risks may have a material adverse effect on our business, financial condition, results of operations, and ability to make distributions to our stockholders, and the trading price of our stock.

Costs associated with complying with the Americans with Disabilities Act of 1990 may result in unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or the ADA, all places of public accommodation are required to meet certain U.S. federal requirements related to access and use by disabled persons. A number of additional U.S. federal, state and local laws may also require modifications to our properties, or restrict certain further renovations of the properties, with respect to access thereto by disabled persons. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants and/or an order to correct any non-complying feature, which could result in substantial capital expenditures. We have not conducted an audit or investigation of all of our properties to determine our compliance and we cannot predict the ultimate cost of compliance with the ADA or other legislation. If one or more of our properties is not in compliance with the ADA or other related legislation, then we would be required to incur additional costs to bring the facility into compliance. If we incur substantial costs to comply with the ADA or other related legislation, our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our stock may be materially and adversely affected.

The bankruptcy or insolvency of our tenants under our leases could seriously harm our operating results and financial condition.

We receive a substantial amount of our income as rent payments under leases of space in our properties. We have no control over the success or failure of our tenants’ businesses and, at any time, any of our tenants may experience a downturn in its business that may weaken its financial condition. As a result, our tenants may delay lease commencement or renewal, fail to make rent payments when due, or declare bankruptcy. Any leasing delays, lessee failures to make rent payments when due, or tenant bankruptcies could result in the termination of a tenant’s lease and, particularly in the case of a large tenant, may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

If any lease expires or is terminated, we will be responsible for all of the operating expenses for that vacant space until it is re-let. If we experiences high levels of vacant space, our operating expenses may increase significantly. Any significant increase in our operating costs may have a material adverse effect on our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our stock.

Any bankruptcy filings by or relating to one of our tenants could bar all efforts by us to collect pre-bankruptcy debts from that lessee or seize its property, unless we receive an order permitting us to do so from the bankruptcy court, which we may be unable to obtain. A tenant bankruptcy could also delay our efforts to collect past due balances under the relevant leases and could ultimately preclude full collection of these sums. If a tenant assumes the lease while in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a tenant rejects the lease while in bankruptcy, we would have only a general unsecured claim for pre-petition damages. Any unsecured claim we hold may be paid only to the extent that funds are available and only in the same percentage paid to all other holders of unsecured claims. It is possible that we may recover substantially less than the full value of any unsecured claims we hold, if any, which may have a material adverse effect on our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our stock. Furthermore, dealing with a tenant bankruptcy or other default may divert management’s attention and cause us to incur substantial legal and other costs.

Risks Related to our Design-Build and Development Segment

Continuing adverse economic conditions could cause our clients to delay, curtail or cancel proposed or existing projects, which could result in a decrease in demand for our services.

The demand for our services has been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the U.S. economy. Adverse economic conditions may decrease our clients’ willingness or ability to make capital expenditures or otherwise reduce their spending to purchase our services, which could result in reduced revenues or margins for our business. Many of our clients finance their projects through cash flow from operations, the incurrence of debt or the issuance of equity. Furthermore, our clients may be affected by economic downturns that decrease the need for their services or the profitability of their services, which could result in a decrease of their cash flow from operations. A reduction in our clients’ cash flow from operations and the lack of availability of debt or equity financing could cause our clients to delay, curtail or cancel proposed or existing projects, which could result in a decrease in demand for our services. As a result, our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our stock may be materially and adversely affected.

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

In addition, adverse economic conditions could alter the overall mix of services that our clients seek to purchase, and increased competition during a period of economic decline could result in we accepting contract terms that are less favorable to we than it might otherwise be able to negotiate. Changes in our mix of services or a less favorable contracting environment may cause our revenues and margins to decline. As a result, our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our stock may be materially and adversely affected.

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

Most of our design-build contracts are currently negotiated guaranteed maximum price or fixed price contracts, giving our clients a clear understanding of the project’s costs but also locking us in so that we bear a significant portion or all of the risk for cost overruns. Under these guaranteed maximum price or fixed price contracts, contract prices payable by clients are established in part on cost and scheduling estimates which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of labor, equipment and materials, and other exigencies. If these estimates prove inaccurate, or we encounter other unanticipated difficulties with respect to projects under guaranteed maximum price or fixed price contracts (such as errors, omissions or other deficiencies in the components of projects designed by or on behalf of us, problems with new technologies, difficulties in obtaining permits or approvals, adverse weather, unknown or unforeseen conditions, labor actions or disputes, changes in legal requirements, unanticipated decisions, interpretations or actions by governmental authorities having jurisdiction over our projects, fire or other casualties, terrorist or similar acts, unanticipated difficulty or delay in obtaining materials or equipment, unanticipated increase in the cost of materials or equipment, failures or defaults of suppliers or subcontractors to perform, or other causes within or beyond the control of we which delay the performance or completion of a project or increase our cost of performing the services and work to complete the project), cost overruns may occur, and we could experience reduced profits or, in some cases, a loss for that project. The existence or impact of these and other items may not be or become known until the end of a project which may negatively affect our cash flows and results of operations. As a result, our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our stock may be materially and adversely affected.

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

Many of our design-build contracts do not limit our liability for damages or losses. These claims often arise in the normal course of our business, and may be asserted with respect to projects completed and/or past occurrences. When it is determined that we have liability, such liability may not be covered by insurance or, if covered, the dollar amount of the liability may exceed our policy limits. Any liability not covered by insurance, in excess of insurance limits or, if covered by insurance but subject to a high deductible, could result in significant loss, which could reduce profits and cash available for operations. Furthermore, claims asserting liability for these and other matters, whether for projects previously completed or projects to be completed in the future, may not be asserted or otherwise become known until a later date. Performance problems and/or liability claims for existing or future projects could adversely impact our reputation within its industry and among its client base, making it more difficult to obtain future projects. As a result, our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our stock may be materially and adversely affected.

Environmental compliance costs and liabilities associated with our business may affect our results of operation.

Our operations are subject to environmental laws and regulations, including those concerning:

•	generation, storage, handling, treatment and disposal of hazardous material and wastes;

•	emissions into the air;

•	discharges into waterways; and

•	health and safety.

Our projects often involve highly regulated materials, including hazardous wastes. Environmental laws and regulations generally impose limitations and standards for regulated materials and require us to obtain permits and comply with various other requirements. The improper characterization, handling, or disposal of regulated materials or any other failure by us to comply with federal, state and local environmental laws and regulations or associated environmental permits could subject us to the assessment of administrative, civil and criminal penalties, the imposition of investigatory or remedial obligations, or the issuance of injunctions that could restrict or prevent our ability to operate its business and complete contracted projects.

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

The environmental, workplace, employment and health and safety laws and regulations, among others, to which we are subject to are complex, change frequently and could become more stringent in the future. It is impossible to predict the effect that any future changes to these laws and regulations could have on us. Any failure to comply with these laws and regulations could materially adversely affect our business, financial condition, results of operations, and ability to make distributions to our stockholders, and the trading price of our stock.

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

These factors may adversely affect the economic performance of some or all of our tenants and, in turn, our lease revenues, which may have a material adverse effect on our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our stock.

In addition, on March 23, 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act (“PPACA”) that was intended to have a significant impact on the delivery and reimbursement of healthcare items and services. Currently, PPACA is the subject of repeal initiatives in the U.S. Congress. In addition, PPACA is being challenged through lawsuits pending in several U.S. courts. See “Business – Regulation.” While any preliminary decisions in these lawsuits are subject to appeal and while it is unclear whether any provisions of PPACA will be amended or repealed due to current legislative initiatives, the uncertainty concerning whether and when any or all of the provisions of PPACA will be implemented, or if implemented, their impact on the healthcare delivery system as a whole, make it difficult to predict the corresponding impact on our tenants. The implementation of PPACA or future healthcare legislation may have a material adverse effect on our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our stock.

Reductions in reimbursement from third party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us.

Sources of revenue for our tenants may include the U.S. federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Declining reimbursement from government and private payors has increased pressure on healthcare providers to continue to control or reduce costs. Additional reductions in reimbursement may result from the implementation of PPACA or from future healthcare reform legislation enacted by the U.S. Congress or from regulations issued by the Centers for Medicare and Medicaid Services. Similar efforts by private payors to reduce reimbursement in order to attempt to reduce healthcare costs will likely continue. Budget reduction measures by state governments are likely to result in further reductions in reimbursement from Medicaid and other state funded healthcare programs. In addition, the failure of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government payment programs. A reduction in reimbursements to our tenants from third party payors for any reason, including without limitation exclusion from participation in any government payor program, could adversely affect our tenants’ ability to make rent payments to us, which may have a material adverse effect on our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our stock.

The healthcare industry is heavily regulated, and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of our tenants to make rent payments to us.

The healthcare industry is heavily regulated by U.S. federal, state and local governmental bodies. Our tenants generally will be subject to laws and regulations covering, among other things, licensure, certification for participation in government programs and relationships with physicians and other referral sources, and the privacy and security of individually identifiable health information. Also, PPACA included amendments to laws that may apply to our tenants which enhance the ability of the government to investigate, enforce and impose fines and penalties for, violations of these laws. This enhanced government authority to enforce these laws and the imposition of any resulting fines or penalties upon one of our tenants or associated hospitals could jeopardize that tenant’s ability to operate or to make rent payments or affect the level of occupancy in our medical office buildings or healthcare facilities associated with that hospital, which may have a material adverse effect on our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our stock.

In addition, some state and local laws regulate new healthcare services and the expansion of existing healthcare services, including the addition of new beds or services, the acquisition of medical equipment, and the construction of healthcare related facilities, by requiring a certificate of need or other comparable approvals. These approvals are issued by the applicable state health planning agency only after that agency makes a determination that a need exists in a particular area for a particular service, equipment or facility. New laws and regulations, changes in existing laws and regulations or changes in the interpretation of such laws or regulations could negatively affect the financial condition of our tenants. These changes, in some cases, could apply retroactively. The enactment, timing or effect of legislative or regulatory changes cannot be predicted. In addition, certain of our medical office buildings and healthcare facilities and their tenants may require licenses or certificates of need to operate. Failure to obtain a license or certificate of need, or loss of a required license would prevent a facility from operating in the manner intended by the tenant. These events could adversely affect our tenants’ ability to make rent payments to us, which may have a material adverse effect on our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our stock.

Privacy and security regulations issued pursuant to Health Insurance Portability and Accountability Act, and subsequent amendments thereto included in the Health Information Technology for Economic and Clinical Health Act (as amended, “HIPAA”), extensively regulate the use and disclosure of individually identifiable health information. These laws and regulations: (i) permit the U.S. Department of Health and Human Services to impose civil monetary penalties; (ii) allow state attorneys general to bring civil actions for HIPAA violations; and (iii) require the U.S. Department of Health and Human Services to conduct audits of covered entities, such as healthcare providers, to determine their compliance with HIPAA. The cost of complying with these requirements or the imposition of penalties for HIPAA violations could adversely affect the ability of a tenant to make rent payments to us, which may have a material adverse effect on our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our stock.

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

Each of these laws includes criminal and/or civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. Additionally, certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. PPACA included amendments to each of these laws which enhance the ability of the government to investigate, enforce, and impose fines and penalties for violation of these laws. The enhanced government authority to enforce these laws and the imposition of any resulting penalties upon one of our tenants or associated hospitals could jeopardize that tenant’s ability to operate or to make rent payments or affect the level of occupancy in our medical office buildings or healthcare facilities associated with that hospital, which may have a material adverse effect on our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our stock.

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

We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements. In acquiring a property, we may agree to transfer restrictions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These transfer restrictions would impede our ability to sell a property even if we deem it necessary or appropriate. These facts and any others that would impede our ability to respond to adverse changes in the performance of its properties may have a material adverse effect on our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our stock.

Any investments in unimproved real property may take significantly longer to yield income-producing returns, if at all, and may result in additional costs to us to comply with re-zoning restrictions or environmental regulations.

We may invest in unimproved real property. Unimproved properties generally take longer to yield income-producing returns based on the typical time required for development. Any development of unimproved real property may also expose us to the risks and uncertainties associated with re-zoning the land for a higher use or development and environmental concerns of governmental entities and/or community groups. Any unsuccessful investments or delays in realizing an income-producing return or increased costs to develop unimproved real property could restrict our ability to earn its targeted rate of return on an investment or adversely affect our ability to pay operating expenses, which may have a material adverse effect on our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our stock.

Risks Related to Debt Financings

Required payments of principal and interest on borrowings may leave we with insufficient cash to operate our properties or to pay the distributions currently contemplated or necessary to qualify as a REIT and may expose us to the risk of default under our debt obligations.

At December 31, 2011, we have approximately $453.6 million of outstanding indebtedness, of which $277.8 million is mortgage debt that is secured by performing properties, $95.0 million is outstanding under our Credit Facility, and $80.8 million is outstanding under our Term Loan Facility. Approximately $16.4 million and $11.6 million of our outstanding indebtedness will mature in 2012 and 2013, respectively. Additionally, we will repay approximately $5.2 million and $6.0 million in principal amortization in 2012 and 2013, respectively. If we engage in future development or redevelopment projects or acquisitions, we expect to incur additional debt in connection with such projects and acquisitions, which may include borrowings under our Credit Facility. Additionally, we do not anticipate that our internally generated cash flow will be adequate to repay our existing indebtedness upon maturity and, therefore, we expect to repay our indebtedness through our Credit Facility, refinancing, and future offerings of equity and/or debt.

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

The realization of any or all of these risks may have a material adverse effect on our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our stock.

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

As a result of these events, it may be more difficult for us to obtain financing on attractive terms, or at all, and our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our stock may be materially and adversely affected.

Our ability to pay distributions is dependent on a number of factors and is not assured, and our distributions to stockholders may decline at any time.

We are prevented by the terms of the merger agreement from paying any additional distributions on our shares of common stock prior to closing. If we do make any future distributions, our ability to make such distributions depends upon a variety of factors, including efficient management of our properties and the successful implementation by us of a variety of our growth initiatives, and may be adversely affected by the risks described elsewhere in this Annual Report on Form 10-K. All distributions will be made at the discretion of the Board of Directors and depend on our earnings, our financial condition, the REIT distribution requirements and other factors that the Board of Directors may consider from time to time. We cannot assure you that the level of our distributions will increase over time or that we will be able to maintain our future distributions at levels that equal or exceed our historical distributions. We may be required to fund future distributions either from borrowings under our Credit Facility, with the proceeds from equity offerings, which could be dilutive, or from property sales, which could be at a loss, or reduce such distributions. As a result, our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our stock may be materially and adversely affected.

Our outstanding debt obligations prohibit us from redeeming the Series A Preferred Stock.

We are, and may in the future become, party to agreements and instruments, which, among other things, restrict or prevent the payment of dividends on or the redemption of our classes and series of capital stock. Our Credit Facility prohibits us from redeeming or otherwise repurchasing any shares of our stock, including the Series A Preferred Stock, during the term of the Credit Facility. This restriction may prohibit us from redeeming the outstanding Series A Preferred Stock even if we believe to do so would be in the best interests of our stockholders. As a result, our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our stock may be materially and adversely affected.

Our organizational documents contain no limitations on the amount of debt we may incur.

Our organizational documents contain no limitations on the amount of indebtedness that we may incur. We could alter the balance between our total outstanding indebtedness and the value of our wholly-owned properties at any time. If we becomes more highly leveraged, the resulting increase in debt service could adversely affect our ability to make payments on our outstanding indebtedness and to pay our anticipated distributions and/or the distributions required to qualify as a REIT, and may have a material adverse effect on our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our stock.

Increases in interest rates may increase our interest expense and adversely affect our cash flow and our ability to service our indebtedness and make distributions to our stockholders.

As of December 31, 2011, we have approximately $453.6 million of outstanding indebtedness, of which approximately $215.4 million, or 47.5%, is subject to variable interest rates (excluding debt subject to variable to fixed interest rate swap agreements). This variable rate debt had a weighted average interest rate of approximately 3.6% per year as of December 31, 2011. Increases in interest rates on this variable rate debt would increase our interest expense, which could adversely affect our cash flow and our ability to pay distributions. For example, if market rates of interest on this variable rate debt increased by 100 basis points, the increase in interest expense would decrease future earnings and cash flows by approximately $2.2 million annually. As a result, our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our stock may be materially and adversely affected.

Failure to hedge effectively against interest rate changes may adversely affect our results of operations.

In certain cases, we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements. Hedging involves risks, such as the risk that the counterparty may fail to honor its obligations under an arrangement, that the arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. In addition, we may be limited in the type and amount of hedging transactions we may use in the future by our need to satisfy the REIT income tests under the Code. Failure to hedge effectively against interest rate changes may have a material adverse effect on our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our stock.

Our Credit Facility and our Term Loan Facility contain covenants that could limit our operations and our ability to make distributions to our stockholders.

Our Credit Facility and our Term Loan Facility contain financial and operating covenants, including tangible net worth requirements, fixed charge coverage and debt ratios and other limitations on our ability to make distributions or other payments to our stockholders (other than those required by the Code), sell all or substantially all of our assets and engage in mergers, consolidations and certain acquisitions.

The Credit Facility and the Term Loan Facility contain customary terms and conditions for credit facilities of this type including, but not limited to: (1) affirmative covenants relating to our corporate structure and ownership, maintenance of insurance, compliance with environmental laws and preparation of environmental reports, maintenance of our REIT qualification and listing on the New York Stock Exchange (the “NYSE”), and (2) negative covenants relating to restrictions on redemptions of preferred stock, liens, indebtedness, certain investments (including loans and certain advances), mergers and other fundamental changes, sales and other dispositions of property or assets and transactions with affiliates. The Credit Facility and the Term Loan Facility have financial covenants to be met by us at all times including a maximum total leverage ratio (65% through March 31, 2013, and 60% thereafter), maximum secured recourse indebtedness ratio, excluding the indebtedness under the Credit Facility (15%), minimum fixed charge coverage ratio (1.35 to 1.00 through March 31, 2012, and 1.50 to 1.00 thereafter), minimum consolidated tangible net worth ($237.1 million plus 80% of the net proceeds of equity issuances issued after the closing date of March 1, 2011) and minimum net operating income ratio from properties secured under the Credit Facility to Credit Facility interest expense (1.50 to 1.00).

These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders. Failure to comply with any of the covenants in the Credit Facility and the Term Loan Facility could result in a default. This could cause one or more of our lenders to accelerate the timing of payments and may have a material adverse effect on our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our stock.

If lenders under our Credit Facility fail to meet their funding commitments, our financial position would be negatively impacted.

Access to external capital on favorable terms is critical to our success in growing and maintaining its portfolio. If financial institutions within our Credit Facility were unwilling or unable to meet their respective funding commitments to us, any such failure could have a material adverse effect on our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our stock.

Risks Related to our Organization and Structure

Our business could be harmed if key personnel terminate their employment with us.

Our success depends, to a significant extent, on the continued services of members of our senior management team. In addition, our ability to continue to acquire and develop properties depends on the significant relationships our senior management team has developed. There is no guarantee that any of them will remain employed by us. We do not maintain key person life insurance on any of our officers. The loss of services of one or more members of our senior management team could have a material adverse effect on our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our stock.

We may pursue less vigorous enforcement of terms of contribution and other agreements because of conflicts of interest with certain of our directors and officers.

Mr. Charles M. Handy, our Chief Financial Officer, Executive Vice President and Secretary, and other members of our management team and board of directors, have direct or indirect ownership interests in certain properties contributed to the Operating Partnership at the initial public offering. We, under the agreements relating to the contribution of such interests, are entitled to indemnification and damages in the event of breaches of representations or warranties made by the contributors. We may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationships with the individual party to these agreements. In connection with the acquisition of MEA Holdings, Inc. Holdings, Inc., we entered into various agreements with MEA Holdings, Inc., including the merger agreement, pursuant to which we are entitled to indemnification and damages in the event of breaches of representations and warranties made by MEA Holdings, Inc. Because certain other key employees and personnel were also former owners, officers and directors of MEA Holdings, Inc., we may choose not to enforce, or to enforce less vigorously, our rights under these agreements. In addition, we are party to an employment agreement with Mr. Handy, which provide for additional severance following termination of employment if we elect to subject the executive officer to certain non-competition, confidentiality and non-solicitation provisions. Although their employment agreements require that they devote substantially all of their full business time and attention to us, if the executive officer forgoes the additional severance, he will not be subject to such non-competition provisions, which would allow him to compete with us. None of these agreements were negotiated on an arm’s-length basis. As a result, our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our stock may be materially and adversely affected.

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

The provisions of Delaware law that allow the common law fiduciary duties of a general partner to be modified by a partnership agreement have not been resolved in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict our fiduciary duties that would be in effect under common law were it not for the partnership agreement. As a result, our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our stock may be materially and adversely affected.

Certain provisions of our organizational documents, including the stock ownership limit imposed by our charter, could prevent or delay a change in control transaction.

Our charter, subject to certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and to limit any person to actual or constructive ownership of (1) 7.75% (by value or by number of shares, whichever is more restrictive) of our outstanding common stock, (2) 7.75% (by value or by number of shares, whichever is more restrictive) of our outstanding Series A Preferred Stock or (3) 7.75% (by value or by number of shares, whichever is more restrictive) of our outstanding capital stock. The Board of Directors, in its sole discretion, may exempt additional persons from the ownership limit. However, the Board of Directors may not grant an exemption from the ownership limit to any proposed transferee whose ownership could jeopardize our qualification as a REIT. These restrictions on ownership will not apply if the Board of Directors determines that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT. The ownership limit may delay or impede a transaction or a change of control that might involve a premium price for our common stock, or otherwise be in the best interests of our stockholders. As a result, our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our stock may be materially and adversely affected.

Certain provisions of Maryland law may limit the ability of a third party to acquire control of us.

Certain provisions of the Maryland General Corporation Law, or the MGCL, may have the effect of delaying, deferring or preventing a transaction or a change in control of us that might involve a premium price for holders of our common stock or otherwise be in their best interests, including:

•

“business combination” provisions that, subject to certain limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose special minimum price provisions and special stockholder voting requirements on these combinations; and

•

“control share” provisions that provide that “control shares” of us (defined as shares which when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

These provisions of the MGCL relating to business combinations do not apply, however, to business combinations that are approved or exempted by a board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, the Board of Directors has by resolution exempted the Company Merger from the “business combination” provisions discussed above.

In addition, the Board of Directors has exempted Mr. Cogdell, his affiliates and associates and all persons acting in concert with the foregoing, and Mr. Spencer, his affiliates and associates and all persons acting in concert with the foregoing, from these provisions of the MGCL and, consequently, the five-year prohibition and the supermajority vote requirements will not apply to business combinations between us and these persons. As a result, these persons may be able to enter into business combinations with us that may not be in the best interests of our stockholders without compliance by us with the supermajority vote requirements and the other provisions of the statute. In addition, our by-laws contain a provision exempting from the provisions of the MGCL relating to control share acquisitions any and all acquisitions by any person of our common stock. There can be no assurance that such provision will not be amended or eliminated at any time in the future.

Additionally, Title 3, Subtitle 8 of the MGCL permits the Board of Directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to take certain actions that may have the effect of delaying, deferring or preventing a transaction or a change in control of us that might involve a premium to the market price of our common stock or otherwise be in our stockholders’ best interests. As a result, our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our stock may be materially and adversely affected.

The Board of Directors has the power to cause us to issue additional shares of our stock and the general partner has the power to issue additional OP units without stockholder approval.

Our charter authorizes the Board of Directors to cause us to issue additional authorized but unissued shares of common stock or preferred stock, and to amend our charter to increase the aggregate number of authorized shares or the authorized number of shares of any class or series without stockholder approval. The general partner will be given the authority to issue additional OP units or preferred units. In addition, the Board of Directors may classify or reclassify any unissued shares of common stock or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. The Board of Directors could cause us to issue additional shares of our common stock or Series A Preferred Stock, or establish an additional series of preferred stock that could have the effect of delaying, deferring or preventing a change in control or other transaction that might involve a premium price for our common stock, or otherwise be in the best interests of our stockholders. As a result, our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our stock may be materially and adversely affected.

Our rights and the rights of our stockholders to take action to recover money damages from our directors and officers are limited.

Our charter eliminates our directors’ and officers’ liability to we and our stockholders for money damages, except for liability resulting from actual receipt of an improper benefit in money, property or services or active and deliberate dishonesty established by a final judgment and which is material to the cause of action. Our charter authorizes us, and our bylaws require us, to indemnify our directors and officers for liability resulting from actions taken by them in those capacities to the maximum extent permitted by Maryland law. In addition, we may be obligated to fund the defense costs incurred by our directors and officers. As a result, our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our stock may be materially and adversely affected.

You will have limited ability as a stockholder to prevent us from making any changes to we policies that you believe could harm our business, prospects, operating results or share price.

The Board of Directors will adopt policies with respect to certain activities, such as investments, dispositions, financing, lending, our equity capital, conflicts of interest and reporting. These policies may be amended or revised from time to time at the discretion of the Board of Directors without a vote of our stockholders. This means that our stockholders will have limited control over changes in our policies. Such changes in our policies intended to improve, expand or diversify our business may not have the anticipated effects and consequently may have a material adverse effect on our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our stock.

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

As a result of these factors, our loss of our qualification as a REIT also could impair our ability to expand our business and raise capital. Also, our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our stock may be materially and adversely affected.

To maintain its REIT qualification, we may be forced to borrow funds during unfavorable market conditions.

To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding net capital gains, and we will be subject to regular corporate income taxes to the extent that we distributes less than 100% of our net taxable income each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. To qualify as a REIT and avoid the payment of income and excise taxes, we may need to borrow funds on a short-term basis, or possibly on a long-term basis, to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from, among other things, a difference in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes, the effect of non-deductible capital expenditures, the creation of reserves or required debt amortization payments. As a result, our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our stock may be materially and adversely affected.

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

Complying with REIT requirements may cause us to forego otherwise attractive opportunities.

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

We will pay some taxes.

Even if we qualify as a REIT for U.S. federal income tax purposes, we will be required to pay some U.S. federal, state and local taxes on our income and property. In addition, our TRSs are fully taxable corporations that will be subject to taxes on their income and the TRSs may be limited in their ability to deduct interest payments made to us or the Operating Partnership. We also will be subject to a 100% penalty tax on certain amounts if the economic arrangements among our tenants, our TRSs and us are not comparable to similar arrangements among unrelated parties or if we receive payments for inventory or property held for sale to customers in the ordinary course of business. To the extent that we or our TRSs are required to pay U.S. federal, state or local taxes, we will have less cash available for distribution to our stockholders. As a result, our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our stock may be materially and adversely affected.

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

In order for us to qualify as a REIT, no more than 25% of the value of our assets may consist of securities of one or more TRSs. We have jointly elected with TRS Holdings and its subsidiaries to treat such entities as TRSs. Accordingly, our ability to grow and expand the business and of TRS Holdings and its subsidiaries, absent a corresponding increase in the value of our real estate assets, will be limited by our need to continue to meet the applicable TRS limitation which could adversely affect returns to its stockholders.

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

Item 1B. Unresolved Staff Comments

None.

Item	2. Properties

The following table contains information about our stabilized consolidated wholly-owned and joint venture properties as of December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Location	Ownership	Net Rentable Square Feet	Occupancy Rate	Annualized Rent (1)	Annualized Rent Per Leased Square Foot (1)

California
Verdugo Hills Professional Bldg I	Glendale	100.0%	64,056	92.0%	$1,947,109	$33.04
Verdugo Hills Professional Bldg II	Glendale	100.0%	42,906	99.5%	1,463,303	34.27

			106,962	95.0%	3,410,412	33.56

Florida
Woodlands Center for Specialized Medicine	Pensacola	40.0%	75,985	100.0%	2,614,797	34.41

Georgia
Augusta POB I	Augusta	100.0%	99,494	95.1%	1,387,647	14.66
Augusta POB II	Augusta	100.0%	125,634	87.6%	2,311,621	21.01
Augusta POB III	Augusta	100.0%	47,034	100.0%	924,491	19.66
Augusta POB IV	Augusta	100.0%	55,134	51.7%	489,873	17.19
Summit Professional Plaza I	Brunswick	100.0%	33,039	93.5%	861,470	27.89
Summit Professional Plaza II	Brunswick	100.0%	64,233	96.7%	1,779,432	28.63

			424,568	87.9%	7,754,534	20.78

Indiana
Methodist Professional Center I (2)	Indianapolis	100.0%	150,243	100.0%	3,698,468	24.62
Methodist Professional Center II (sub-lease)	Indianapolis	100.0%	24,080	100.0%	679,892	28.23

			174,323	100.0%	4,378,360	25.12

Kentucky
OLBH Same Day Surgery Center and MOB	Ashland	100.0%	46,907	100.0%	1,035,238	22.07
OLBH Parking Garage					904,717

			46,907	100.0%	1,939,955	22.07	(3)

Louisiana
East Jefferson MOB	Metairie	100.0%	119,921	96.8%	2,489,905	21.44
East Jefferson Medical Plaza	Metairie	100.0%	123,184	100.0%	2,894,023	23.49
East Jefferson MRI	Metairie	100.0%	10,809	100.0%	1,005,991	93.07

			253,914	98.5%	6,389,919	25.55

Minnesota
Health Partners Medical & Dental Clinics	Sartell	100.0%	60,108	94.9%	2,232,530	39.12

Mississippi
University Physicians—Grants Ferry	Flowood	100.0%	50,575	100.0%	1,717,816	33.97

New York
Central NY Medical Center (4)	Syracuse	100.0%	111,634	97.8%	2,871,587	26.31

North Carolina
Alamance Regional Mebane Outpatient Center	Mebane	35.1%	68,206	77.6%	1,967,685	37.19
Barclay Downs	Charlotte	100.0%	38,395	100.0%	713,303	18.58
Birkdale Bldgs C, D, E and Birkdale Wellness	Huntersville	100.0%	64,669	93.0%	1,372,868	22.83
Birkdale II	Huntersville	100.0%	8,269	100.0%	193,272	23.37
Copperfield Medical Mall	Concord	100.0%	26,000	100.0%	634,655	24.41
East Rocky Mount Kidney Center	Rocky Mount	100.0%	8,043	100.0%	163,650	20.35
English Road Medical Center	Rocky Mount	34.5%	35,393	95.7%	960,002	28.36
Gaston Professional & Ambulatory Surgery Centers	Gastonia	100.0%	114,956	100.0%	2,819,916	24.53
Gaston Parking					606,141
Gateway Medical Office Building	Concord	100.0%	61,789	69.1%	1,123,454	26.30
Harrisburg Family Physicians	Harrisburg	100.0%	10,802	100.0%	294,354	27.25
Harrisburg Medical Mall	Harrisburg	100.0%	18,360	100.0%	514,742	28.04
Lincoln/Lakemont Family Practice	Lincolnton	100.0%	16,500	100.0%	405,458	24.57
Mallard Crossing Medical Park	Charlotte	100.0%	52,540	69.0%	871,511	24.03
Medical Arts Building	Concord	100.0%	84,972	98.2%	1,966,304	23.57
Midland Medical Park	Midland	100.0%	14,610	100.0%	449,849	30.79
Mulberry Medical Park	Lenoir	100.0%	24,992	100.0%	511,135	20.45
Northcross Family Physicians	Charlotte	100.0%	8,018	100.0%	239,186	29.83
Randolph Medical Park	Charlotte	100.0%	84,131	76.4%	1,355,528	21.08

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Location	Ownership	Net Rentable Square Feet	Occupancy Rate	Annualized Rent (1)	Annualized Rent Per Leased Square Foot (1)

North Carolina (continued)
Rocky Mount Kidney Center	Rocky Mount	100.0%	10,105	100.0%	205,606	20.35
Rocky Mount Medical Park	Rocky Mount	100.0%	96,993	100.0%	2,082,396	21.47
Rowan Outpatient Surgery Center	Salisbury	100.0%	19,464	100.0%	440,139	22.61
Weddington Internal & Pediatric Medicine	Concord	100.0%	7,750	100.0%	204,204	26.35

			874,957	91.1%	20,095,358	24.46	(3)

Pennsylvania
Doylestown Health & Wellness Center	Doylestown	99.0%	99,132	97.0%	3,066,451	31.90
Lancaster Rehabilitation Hospital	Lancaster	100.0%	57,508	100.0%	1,511,065	26.28
Lancaster ASC MOB	Lancaster	80.9%	64,214	100.0%	2,220,166	34.57

			220,854	98.6%	6,797,682	31.20

South Carolina
200 Andrews	Greenville	100.0%	25,902	100.0%	635,812	24.55
Beaufort Medical Plaza	Beaufort	100.0%	59,340	100.0%	1,387,344	23.38
Carolina Forest Medical Plaza	Myrtle Beach	100.0%	38,902	43.5%	547,848	32.40
Mary Black Westside Medical Office Bldg	Spartanburg	100.0%	37,455	100.0%	732,042	19.54
Medical Arts Center of Orangeburg	Orangeburg	100.0%	49,324	78.0%	674,507	17.54
Mount Pleasant Medical Office Long Point	Mt. Pleasant	100.0%	38,735	65.7%	682,462	26.82
One Medical Park	Columbia	100.0%	69,840	79.3%	1,342,602	24.23
Palmetto Health Parkridge	Columbia	100.0%	89,451	94.6%	2,243,493	26.51
Providence MOB I	Columbia	100.0%	48,500	73.8%	715,518	19.99
Providence MOB II	Columbia	100.0%	23,280	89.6%	431,925	20.71
Providence MOB III	Columbia	100.0%	54,417	78.8%	750,086	17.49
River Hills Medical Plaza	Little River	100.0%	27,566	70.9%	639,181	32.70
Roper Medical Office Building	Charleston	100.0%	122,784	87.1%	2,320,567	21.70
St. Francis CMOB	Greenville	100.0%	45,140	96.6%	1,189,373	27.27
St. Francis Medical Plaza (Charleston)	Charleston	100.0%	28,734	100.0%	824,788	28.70
St. Francis Medical Plaza (Greenville)	Greenville	100.0%	62,724	99.1%	1,136,605	18.29
St. Francis Outpatient Surgery Center	Greenville	100.0%	72,491	100.0%	2,225,464	30.70
St. Francis Professional Medical Center	Greenville	100.0%	49,767	100.0%	1,169,200	23.49
St. Francis Women's	Greenville	100.0%	57,590	90.2%	1,066,809	20.54
Three Medical Park	Columbia	100.0%	88,755	86.2%	1,805,579	23.60

			1,090,697	87.5%	22,521,205	23.59

Tennessee
Health Park Medical Office Building	Chattanooga	100.0%	52,151	100.0%	1,604,890	30.77
Medical Center Physicians Tower	Jackson	50.5%	106,772	100.0%	2,765,248	25.90
Peerless Crossing Medical Center	Cleveland	100.0%	40,506	100.0%	1,033,384	25.51

			199,429	100.0%	5,403,522	27.09

Virginia
MRMC MOB I	Mechanicsville	100.0%	57,246	93.2%	1,471,235	27.58
St. Mary’s MOB North—(Floors 6 & 7)	Richmond	100.0%	30,617	100.0%	765,719	25.01

			87,863	95.6%	2,236,954	26.64

Washington
Bonney Lake Medical Office Building	Bonney Lake	61.7%	55,991	97.1%	2,382,533	43.81

Total			3,834,767	92.5%	$92,747,164	$25.73	(3)

(1)	Annualized rent is based on contractual lease revenue as of December 31, 2011.

(2)	Parking revenue from an adjacent parking deck is approximately $94,000 per month, or $1,128,000 annualized.

(3)	Excludes annualized rent of adjacent parking decks to OLBH Same Day Surgery Center and MOB and Gaston Professional Center from calculation.

(4)	Parking revenue from an adjacent parking deck is approximately $93,000 per month, or $1,116,000 annualized.

A property is considered stabilized upon the earlier of (1) achieving intended occupancy and substantial completion of tenant improvements, or (2) completion of the fill-up period specified within the property’s underwriting. Fill-up properties are newly available properties that have not achieved underwritten stabilized occupancy. At December 31, 2011, we had the following properties in fill-up:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
			Completion/			Acquisition /	Fill-up
			Acquired	Net Rentable	Percentage	Construction	Underwriting
Property	Location	Type	Date	Square Feet	Leased	Cost	Date
St. Elizabeth Florence Medical Office Building	Florence, KY	Acquisition	1Q 2011	53,833	76%	6,150	1Q 2013
St. Elizabeth Covington Medical Center	Covington, KY	Acquisition	2Q 2011	59,794	58%	12,300	2Q 2013
Good Sam Medical Office Building	Puyallup, WA	Development	4Q 2011	80,651	68%	27,116	4Q 2013

				194,278		$45,566

Future lease expirations by tenants by year under non-cancelable leases as of December 31, 2011, were as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Number of Leases Expiring	Net Rentable Square Feet	Percentage of Net Rentable Square Feet	Annualized Rent	Percentage of Property Annualized Rent	Annualized Rent Per Leased Square Foot
Available	—	288,547	7.5%	$—	—	$—
2012	168	592,819	15.5%	15,076,988	16.3%	24.41	(1)
2013	94	362,999	9.5%	8,602,560	9.3%	23.70
2014	86	375,042	9.8%	9,516,790	10.3%	25.38
2015	77	296,958	7.7%	8,127,203	8.8%	24.32	(1)
2016	93	395,525	10.3%	8,867,516	9.6%	22.42
2017	57	349,651	9.1%	9,259,630	10.0%	26.48
2018	28	177,189	4.6%	4,356,069	4.7%	24.58
2019	21	160,986	4.2%	3,621,947	3.9%	22.50
2020	17	115,296	3.0%	2,727,447	2.9%	23.66
2021	22	297,107	7.7%	9,030,228	9.7%	30.39
Thereafter	16	422,648	11.0%	13,560,786	14.6%	32.09

Total	679	3,834,767	100.0%	$92,747,164	100.0%	$25.73	(1)

(1)	Excludes annualized rent of adjacent parking decks to OLBH Same Day Surgery Center and MOB and Gaston Professional Center from calculation.

No tenant occupied 10% or more of our net rentable square feet at our properties.

Item	3. Legal Proceedings

On December 29, 2011, a complaint was filed in the Superior Court for State of North Carolina, Mecklenburg County, under the caption, Sesholtz v. Braun, et al., Case No. 11 CVS 23162, against us, our directors and Ventas on behalf of a putative class of similarly situated investors, alleging that the our board of directors breached its fiduciary duties regarding the Company Merger and that Ventas aided and abetted the alleged breach of fiduciary duties. Beginning on January 4, 2012, six other putative class action suits were filed in the Maryland Circuit Court for Baltimore City against the same defendants and alleging similar breach of fiduciary duty and aiding and abetting claims, although certain complaints also named our Operating Partnership, MergerSub and OP MergerSub as defendants. On January 27, 2012, we also received a letter from an entity purporting to be a stockholder demanding that the board terminate the Company Merger and the sale of the Erdman business and that the board conduct an investigation into the Company Merger and the sale of the Erdman business. The letter also made a request for access to certain books and records of the company related to the Company Merger and the sale of the Erdman business. The cases pending in Maryland were consolidated by the Court on January 31, 2012 under the caption, In re Cogdell Spencer Inc. Shareholder Litigation, Case No. 24-C-12-000053. On February 3, 2012, the plaintiff in the North Carolina action filed an amended complaint, and on February 9, 2012, the plaintiffs in the Maryland action filed an amended complaint, including the class and derivative actions. All of the pending cases ask that the Company Merger be enjoined and seek other unspecified monetary relief. On February 21, 2012, defendants moved to dismiss the amended complaint.

On February 29, 2012, we entered into a memorandum of understanding with the plaintiffs in the Maryland and North Carolina cases regarding the settlement of the pending claims. Pursuant to the terms of the proposed settlement, we agreed to make certain supplemental disclosures related to the proposed Company Merger. The memorandum of understanding contemplates that the parties will enter into a settlement agreement after a period of confirmatory discovery, which will be subject to customary conditions, including court approval following notice to our stockholders. In the event the parties enter into a settlement agreement, a hearing will be scheduled in which the Maryland Court will consider the fairness, reasonableness, and adequacy of the settlement. If the settlement is finally approved by the Court, it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the proposed Merger, the Merger Agreement, and any disclosure made in connection therewith, among other claims, pursuant to terms that will be disclosed to stockholders prior to final approval of the settlement.

In addition, in connection with the settlement, the parties contemplate that plaintiffs’ counsel will file a petition in the Maryland Court for an award of attorneys’ fees and expenses to be paid by or on behalf of Defendants, which Defendants may oppose. Defendants will pay or cause to be paid any attorneys’ fees and expenses awarded by the Maryland Court. There can be no assurance that the parties will ultimately enter into a settlement agreement or that the Maryland Court will approve the settlement even if the parties were to enter into a settlement agreement. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.

        One of the conditions to the closing of the Mergers is that no decree, ruling, judgment, decision, order or injunction shall have been entered by any court of competent jurisdiction that has the effect of prohibiting or restraining the completion of the Mergers. If for any reason the cases are not settled and if any of the plaintiffs are successful in obtaining an injunction prohibiting the defendants from completing the Mergers, then such injunction may prevent the Mergers from becoming effective or from becoming effective within the expected timeframe. [In addition, if any suit, action or proceeding before any court or other governmental entity shall have been instituted or shall be pending, with respect to certain matters disclosed in the merger agreement disclosure schedule, where an unfavorable outcome in such suit, action or proceeding would, in the sole and absolute discretion of Ventas, adversely affect the anticipated business or economic benefits to Ventas and its affiliates of the transactions contemplated by the merger agreement, the Mergers will not be completed. If completion of the Mergers is prevented or delayed, it could result in substantial costs to us. In addition, we could incur costs associated with the indemnification of our directors and officers.

Item	4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NYSE under the symbol “CSA.” The following table sets forth, for the period indicated, the high and low sales price for our common stock as reported by the NYSE and the per share dividends declared:

	September 30,	September 30,	September 30,
			Dividends
Period	High	Low	Declared
2010
First Quarter	$7.82	$5.62	$0.10
Second Quarter	$8.52	$2.93	$0.10
Third Quarter	$7.64	$6.00	$0.10
Fourth Quarter	$7.02	$5.67	$0.10
2011
First Quarter	$6.71	$5.57	$0.10
Second Quarter	$6.27	$5.71	$0.10
Third Quarter	$6.31	$3.58	$0.10
Fourth Quarter	$4.31	$3.18	$0.10

On March 8, 2012, the closing price of our common stock as reported by the NYSE was $4.25. At March 8, 2012, we had 129 holders of record of our common stock.

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

During 2011, we paid four quarterly dividends of $0.10 per share, totaling $0.40 per share for 2011. We funded the dividend payments for 2011 through a combination of funds from operations and borrowings under the Credit Facility. We use borrowings available under the Credit Facility to fund dividend payments when our cash flows from operations is insufficient to meet the dividend payments. The dividends of $0.40 per share are classified for income tax purposes as 45.0% taxable ordinary dividend, 5.0% capital gain (2.5% long term capital gain and 2.5% unrecaptured Section 1250 gain) and 50.0% return of capital.

We have reserved 2.5 million shares of common stock for issuance under our 2005 and 2010 long-term incentive plans of which 1.0 million remained available for issuance as of December 31, 2011.

As of December 31, 2011, there were 58.6 million OP units outstanding, of which 51.2 million, or 87.4%, were owned by us and 7.4 million, or 12.6%, were owned by other partners (including certain directors and members of executive management).

Stockholder Return Performance

The following graph compares the cumulative total return on our common stock with that of the Standard and Poor’s 500 Stock Index (“S&P 500 Index”) and the National Association of Real Estate Investment Trusts Equity Index (“NAREIT Equity Index”) from January 1, 2007 through December 31, 2011. The stock price performance graph assumes that an investor invested $100 in each of us and the indices, and the reinvestment of any dividends. The comparisons in the graph are provided in accordance with the SEC disclosure requirements and are not intended to forecast or be indicative of the future performance of our shares of common stock.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Cogdell Spencer Inc.	100.00	79.93	49.88	34.41	37.40	29.81
NAREIT Equity	100.00	84.31	52.50	67.20	85.98	93.11
S&P 500	100.00	105.49	66.46	84.05	96.71	98.76

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

We did not repurchase any shares of common stock during the quarter ended December 31, 2011.

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

	September 30,	September 30,	September 30,	September 30,	September 30,
	For the year ended December 31,
	2011	2010	2009	2008	2007
		(In thousand, except per share amounts)
Statements of Operations Data:
Rental revenue	$96,253	$87,803	$79,486	$77,421	$62,611
Design-Build contract revenue and other sales	79,019	91,256	143,416	253,596	—
Total revenues	178,537	182,417	229,601	335,362	66,403

Property operating and management expenses	38,861	33,664	31,810	31,065	25,405
Costs related to design-build contract revenue and other sales	69,704	72,001	113,961	214,019	—
Selling, general, and administrative expenses	24,841	30,411	32,285	30,215	7,365
Impairment charges	26,885	127,041	120,920	—	—
Income (loss) from continuing operations before other income (expense) and income tax benefit (expense)	(15,046)	(113,541)	(103,877)	15,184	6,021
Interest expense	(21,287)	(21,994)	(21,711)	(25,017)	(15,818)
Loss from continuing operations	(35,099)	(118,886)	(100,435)	(7,645)	(8,821)
Net loss	(35,099)	(118,616)	(101,962)	(7,857)	(8,994)
Net loss attributable to Cogdell Spencer Inc. common shareholders	(36,961)	(104,089)	(69,728)	(5,773)	(6,341)

Per Share—basic and diluted:
Declared dividend	$0.40	$0.40	$0.525	$1.275	$1.40
Loss from continuing operations attributable to Cogdell Spencer Inc. common shareholders	$(0.72)	$(2.20)	$(2.10)	$(0.36)	$(0.56)
Income (loss) from discontinued operations attributable to Cogdell Spencer Inc. common shareholders	$—	$—	$(0.04)	$(0.01)	$(0.01)
Net loss per share attributable to Cogdell Spencer Inc. common shareholders	$(0.72)	$(2.20)	$(2.14)	$(0.37)	$(0.57)

Weighted average shares—basic and diluted	51,068	47,456	32,655	15,770	11,056
Weighted average shares and OP units—basic and diluted	58,496	55,206	40,616	24,098	15,637

Selected Balance Sheet Data (as of the end of the period):
Assets:
Real estate properties, net	$606,561	$537,393	$511,215	$474,260	$451,284
Other assets, net	85,543	95,547	241,448	425,830	54,953

Total assets	$692,104	$632,940	$752,663	$900,090	$506,237

Liabilities and equity:
Mortgages, credit facility, and term debt	$453,634	$362,303	$410,892	$462,948	$314,314
Other liabilities, net	76,210	53,117	93,991	154,148	29,667
Equity	162,260	217,520	247,780	282,994	162,256

Total liabilities and equity	$692,104	$632,940	$752,663	$900,090	$506,237

Cash Flow Data:
Net cash provided by operating activities	$31,897	$7,496	$45,443	$24,740	$23,796
Net cash used in investing activities	$(96,780)	$(44,214)	$(54,213)	$(194,277)	$(117,298)
Net cash provided by financing activities	$69,409	$23,007	$16	$200,650	$96,055

Other Data:
Funds from operations (1)	$(12,273)	$(91,939)	$(73,897)	$21,380	$18,259
Funds from operations modified (1)	$(11,348)	$(90,447)	$(71,132)	$29,363	$18,362
FFOM, net of non-recurring items	$16,498	$28,818	$31,229	$30,675	$18,362

(1)

FFO is a supplemental non-GAAP financial measure used by the real estate industry to measure the operating performance of real estate companies. FFOM adds back to traditionally defined FFO non-cash amortization of non-real estate related intangible assets associated with purchase accounting. We present FFO and FFOM because we consider them important supplemental measures of operational performance. We believe FFO is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. We believe that FFOM allows securities analysts, investors and other interested parties to evaluate current period results to results prior to the acquisition of MEA Holdings, Inc. FFO and FFOM are intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time, and impairment of depreciable real estate assets. Historically, however, real estate values have risen or fallen with market conditions. Because FFO and FFOM excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, they provide performance measures that, when compared year over year, reflect the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing a perspective not immediately apparent from net income. We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (as amended in

November 1999 and April 2002), which may differ from the methodology for calculating FFO and FFOM utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. We adjust the NAREIT definition to add back noncontrolling interests in consolidated real estate partnerships before real estate related depreciation and amortization, acquisition-related expenses, and deduct dividends on preferred stock. Further, FFO and FFOM do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO and FFOM should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our performance, nor are they indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.

The following table presents the reconciliation of FFO and FFOM to net loss, which is the most directly comparable GAAP measure to FFO and FFOM (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2010	2009	2008	2007
Funds from operations:
Net loss	$(35,099)	$(118,616)	$(101,962)	$(7,857)	$(8,994)
Real estate related depreciation and amortization (1)	31,095	29,177	29,114	30,583	27,453
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(2,544)	(2,031)	(1,049)	(1,346)	(200)
Acquisition-related expenses	523	—	—	—	—
Gain on sale of real estate properties	—	(264)	—	—	—
Divdends on preferred stock	(6,248)	(208)	—	—	—

Funds from operations	(12,273)	(91,942)	(73,897)	21,380	18,259
Amortization of intangibles related to purchase accounting, net of income tax benefit	925	1,495	2,765	7,983	103

Funds from operations modified	$(11,348)	$(90,447)	$(71,132)	$29,363	$18,362

Other excluded items:
Long-lived and intangible asset impairment charges, net of tax benefit	$26,885	$104,674	$101,746	$—	$—
Litigation loss provision	1,461	—	—	—	—
Litigation gain settlement	(500)
Tax valuation allowance	—	10,553	—	—	—
Mr. Spencer’s retirement compensation expense, net of tax benefit	—	2,545	—	—	—
Mr. Cogdell’s employment non-renewal compensation expense	—	1,493	—	—	—
Gain on settlement from MEA Holdings, Inc. transaction	—	—	(4,905)	—	—
Impairment of real estate property held for sale	—	—	1,359	—	—
Strategic planning professional fees	—	—	2,641	—	—
Debt extinguishment and interest rate derivative expense, net of tax benefit	—	—	1,520	—	—
Restructuring and severance charges, net of tax benefit	—	—	—	1,312	—

Impact of other excluded items	$27,846	$119,265	$102,361	$1,312	$—

FFOM, excluding other excluded items	$16,498	$28,818	$31,229	$30,675	$18,362

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

In 2011, we acquired three buildings totaling approximately 213,000 net rentable square feet for approximately $41.0 million. These acquisitions resulted in two new hospital relationships. St. Elizabeth Florence Medical Office Building, located in Florence, Kentucky, and St. Elizabeth Covington Medical Center, located in Covington, Kentucky, are located on campus with the St. Elizabeth Healthcare hospital system. Doylestown Health & Wellness Center, located in Doylestown, Pennsylvania, is located on campus with Doylestown Hospital.

In 2011, we completed construction on two development projects for which we provided both development and design-build (architectural, engineering, and construction) services. Bonney Lake Medical Office Building, located in Bonney Lake, WA, is a three story medical office building totaling 55,991 rentable square feet and is 97.1% leased. Good Sam Medical Office Building, located in Puyallup, Washington, is a four story medical office building totaling 80,651 rentable square feet and is 67.7% leased. At December 31, 2011, we have one investment project under construction in Duluth, Minnesota, totaling approximately 176,000 net rentable square feet with a total estimated investment of approximately $27.8 million. This project is scheduled to be completed before the end of 2012.

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

As of December 31, 2011, we owned and/or managed 118 medical office buildings and healthcare related facilities, totaling approximately 6.2 million net rentable square feet. Our portfolio consists of:

	September 30,	September 30,	September 30,
		Net Rentable
	Number of	Square Feet	Percentage
	Properties	(in millions)	Leased
Stabilized properties:
Wholly-owned	61	3.33
Consolidated joint ventures	7	0.51

Total stabilized properties	68	3.84	92.5%
Fill-up properties(1):	3	0.19	67.0%

Total consolidated properties	71	4.03
Unconsolidated joint venture properties	3	0.21
Properties managed for third parties	44	1.99

Total portfolio	118	6.23

(1)	Fill-up properties are newly available properties that have not achieved underwritten stabilized occupancy.

At December 31, 2011, 73.8% of our wholly-owned and consolidated properties were located on hospital campuses and an additional 11.5% were located off-campus, but were hospital anchored. We believe that our on-campus and hospital anchored assets occupy a premier franchise location in relation to local hospitals, providing our properties with a distinct competitive advantage over alternative medical office space in an area. As of December 31, 2011, our 68 stabilized properties had a weighted average remaining lease term of approximately 5.8 years.

We derive the majority of our revenues from two main sources: 1) rents received from tenants under leases in healthcare facilities, and 2) revenue earned from design-build construction contracts and development contracts. To a lesser degree, we derive revenue from consulting and property management agreements.

We expect that rental revenue will remain stable due to multi-year, non-cancellable leases with annual rental increases based on the Consumer Price Index (“CPI”). We have been able to maintain a high occupancy rate for our stabilized, consolidated wholly-owned and joint venture properties due to our focus on customer relationships. For the year ended December 31, 2011, we renewed 88.5% of our scheduled lease expirations. Generally, our property operating revenues and expenses have remained consistent over time, except for growth due to property developments and property acquisitions. As of December 31, 2011, leases representing 15.5% of our net rentable square feet will expire in 2012, 9.5% in 2013 and 9.8% in 2014. These expirations would account for 16.3%, 9.3% and 10.3% of our annualized rent, respectively.

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

In March 2011, we amended and restated our secured revolving credit facility. See Note 10 in the accompanying Notes to Consolidated Financial Statements in this Form 10-K.

In August 2011, we closed on an $80.8 million Term Loan Facility and used the proceeds to refinance $58.6 million of certain mortgages that mature in 2011 and 2012 and to pay down $22.2 million of our $200 million secured Credit Facility. See Note 10 in the accompanying Notes to Consolidated Financial Statements in this Form 10-K.

We review the value of real property, goodwill, and intangible assets on an annual basis and when circumstances indicate a potential impairment may exist. For the year ended December 31, 2011, we recorded an impairment charge of $26.9 million related to the proposed sale of the Design-Build and Development segment. This charge reduced the carrying value of goodwill, fixed assets, and customer relationships by $22.9 million, $3.6 million, and $0.4 million, respectively. These are non-cash charges. See Note 9 in the accompanying Notes to Consolidated Financial Statements in this Form 10-K.

In January 2012, Mr. David J. Lubar resigned from our Company’s Board of Directors.

Proposed Merger with Ventas; Sale of Erdman Business

Merger with Ventas

On December 24, 2011, we entered into an Agreement and Plan of Merger (the “merger agreement”) with our Operating Partnership, Ventas, Inc., a Delaware corporation (“Ventas”), TH Merger Corp, Inc., a Maryland corporation and Ventas’ wholly-owned subsidiary (“MergerSub”), and TH Merger Sub, LLC, a Delaware limited liability company and Ventas’ wholly owned subsidiary (“OP MergerSub”, and, together with Ventas and MergerSub, the “Purchaser Parties”). The merger agreement provides for the merger of us with MergerSub (the “Company Merger”) and the merger of OP MergerSub with and into the OP (the “Partnership Merger” and, together with the Company Merger, the “Mergers”).

At the effective time of the Company Merger, each share of our common stock that remains outstanding immediately prior to the effective time (other than shares of our common stock owned directly or indirectly, by us or any of our subsidiaries, Ventas, or MergerSub or any other direct or indirect subsidiary of Ventas (which shall be cancelled and retired and shall cease to exist and for which no consideration shall be delivered)) will be automatically cancelled and converted into the right to receive $4.25 in cash (the “Per Share Consideration”), without interest.

At the effective time of the Company Merger, each share of our Series A Preferred Stock that remains outstanding immediately prior to the effective time (other than shares of Series A Preferred Stock owned, directly or indirectly, by us or any of our subsidiaries, Ventas, or MergerSub or any other direct or indirect subsidiary of Ventas (which shall be cancelled and retired and shall cease to exist and for which no consideration shall be delivered)) will be automatically cancelled and converted into the right to receive an amount in cash equal to $25.00, plus all accrued and unpaid dividends thereon through and including the closing date of the Company Merger (the “Per Share Preferred Consideration”), without interest.

At the effective time of the Partnership Merger, each Operating Partnership unit (“OP Unit”) issued and outstanding immediately prior to the effective time (other than OP Units owned directly or indirectly, by us or any of our wholly owned subsidiaries) will be automatically cancelled and converted into the right to receive Per Share Consideration.

Completion of the Company Merger was subject to the approval of the affirmative vote of the holders of not less than a majority of the outstanding shares of our common stock, which we received at a special stockholders meeting held on March 9, 2012.

Completion of the merger is also subject to certain other conditions, including completion of the transactions contemplated by the Stock Purchase Agreement, dated December 24, 2011 (the “Erdman purchase agreement”) by and between Cogdell Spencer TRS Holdings, LLC (“TRS Holdings”) and Madison DB Acquisition, LLC (“Madison DB”) pursuant to which Madison DB will acquire all of the shares of our subsidiary, MEA Holdings, Inc. (“MEA”), which, together with its subsidiaries, engage in design-build and related development business under the Marshall Erdman name (the “Erdman business”).

The merger agreement contains certain termination rights for us and Ventas. Upon termination of the merger agreement under specified circumstances, the parties may be required to pay the other party a termination fee. If we are required to pay a termination fee as a result of our entering into an alternative acquisition agreement or completing an alternative transaction, the amount of the termination fee is $15 million plus reimbursement to Ventas for all reasonable out-of-pocket fees and expenses incurred by or on behalf of Ventas in an amount equal to $5 million. The merger agreement also provides that Ventas will be required to pay us a termination fee of $15 million plus expense reimbursement equal to $5 million if the merger agreement is terminated under certain circumstances because Ventas fails to complete the Company Merger or otherwise breaches its obligations under the merger agreement. In certain other termination scenarios, we may be obligated to reimburse Ventas for its reasonable out-of-pocket fees and expenses equal to $5 million, but will not be required to pay Ventas the termination fee.

Sale of Erdman Business

As discussed above, on December 24, 2011, TRS Holdings entered into the Erdman purchase agreement with Madison DB pursuant to which Madison DB will acquire the Erdman business. TRS Holdings will, prior to closing, contribute $11,720,000 (subject to certain adjustments) to MEA. TRS Holdings also has extinguished certain intercompany indebtedness of MEA. At closing, Madison DB will pay $1.00 to TRS Holdings and will contribute $11,720,000 (subject to certain adjustments) in working capital to MEA. Consummation of the transactions contemplated by the Erdman purchase agreement is subject to customary closing conditions, including satisfaction of all conditions to closing of the Mergers.

Mr. David Lubar, one of our former directors, is a principal of the investment fund that is providing Madison DB with its required equity funding. Mr. Lubar was excluded from, and did not participate in, deliberations of our Board of Directors regarding the merger agreement or the Erdman purchase agreement.

Our stockholders will not receive any consideration from the sale of MEA pursuant to the Erdman purchase agreement distinct from the consideration received pursuant to the merger agreement.

Assuming all necessary conditions are satisfied, which cannot be guaranteed, the Mergers are expected to close in the second quarter of 2012.

Critical Accounting Estimates

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared on the accrual basis of accounting in conformity with GAAP. All significant intercompany balances and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses in the reporting period. Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 2 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. Critical accounting policies are those judged to involve accounting estimates or assumptions that may be material due to the levels of subjectivity and judgment necessary to account for uncertain matters or susceptibility of such matters to change. Other companies in similar businesses may utilize different estimation policies and methodologies, which may impact the comparability of our results of operations and financial condition to those companies.

Acquisition of Real Estate

The price we pay to acquire a property is impacted by many factors, including the condition of the buildings and improvements, the occupancy of the building, the existence of above and below market tenant leases, the creditworthiness of the tenants, favorable or unfavorable financing, above or below market ground leases and numerous other factors. Accordingly, we are required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on our estimate of the fair values of such assets and liabilities. This includes determining the value of the buildings and improvements, land, any ground leases, tenant improvements, in-place tenant leases, tenant relationships, the value (or negative value) of above (or below) market leases and any debt assumed from the seller or loans made by the seller to us. Each of these estimates requires significant judgment and some of the estimates involve complex calculations. Our calculation methodology is summarized in Note 2 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. These allocation assessments have a direct impact on our results of operations. If we were to allocate more value to land, there would be no depreciation with respect to such amount. Similarly, if we were to allocate more value to the buildings as opposed to allocating to the value of tenant leases, this amount would be recognized as an expense over a much longer period of time since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the terms of the leases. Additionally, the amortization of value (or negative value) assigned to above (or below) market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place leases and tenant relationships, which is included in depreciation and amortization in our consolidated statements of operations.

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

Asset Impairment Valuation

We review the carrying value of our properties, investments in real estate partnerships, and amortizing intangible assets annually and when circumstances, such as adverse market conditions, indicate that a potential impairment may exist. Typically, we base our review on an estimate of the future cash flows (excluding interest charges) expected to result from the asset’s use and potential eventual disposition. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our evaluation indicates that we may be unable to recover the carrying value of an investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the asset. These losses have a direct impact on our net income (loss) because recording an impairment loss results in an immediate negative adjustment to operating results. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future sales, backlog, occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Because cash flows on properties considered to be long-lived assets to be held and used are considered on an undiscounted basis to determine whether an asset has been impaired, our strategy of holding properties over the long-term directly decreases the likelihood of recording an impairment loss for properties. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If we determine that impairment has occurred, the affected assets must be reduced to their fair value. We estimate the fair value of rental properties utilizing a discounted cash flow analysis that includes projections of future revenues, expenses and capital improvement costs, similar to the income approach that is commonly utilized by appraisers.

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

For the analysis at December 31, 2011, related to the proposed sale of the Design-Build and Development segment, we used the pending sales price as our indicator of the implied fair value of our goodwill and intangible assets.

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

Changes in Financial Condition

In January 2011, we issued approximately 0.3 million shares of 8.500% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A preferred shares”) in a follow-on offering, resulting in net proceeds of approximately $8.2 million. The initial offering of Series A preferred shares occurred in December 2010. The net proceeds were used to reduce borrowings under the Credit Facility, to fund build to suit development projects, and for working capital and other general corporate purposes.

Total assets increased from $632.9 million to $692.1 million from December 31, 2010 to December 31, 2011, primarily due to acquisitions of medical office buildings and construction of new medical office buildings. This increase is offset by impairment charges at the Design-Build and Development segment. For additional information regarding the impairment, see Note 9 in the accompanying Notes to Consolidated Financial Statements in this Form 10-K.

Results of Operations

Our income (loss) from operations is generated primarily from operations of our properties and design-build services and to a lesser degree from consulting and property management agreements. The changes in operating results from period to period reflect changes in existing property performance, changes in the number of properties due to development, acquisition, or disposition of properties, and the operating results of the Design-Build and Development segment. For the year ended December 31, 2011, a significant proportion of our loss from operations is due to the $26.9 million non-cash impairment charge discussed previously in the “Overview” section.

Business Segments

We have two identified reportable segments: (1) Property Operations and (2) Design-Build and Development. We define business segments by their distinct customer base and service provided. While we operate as a single entity, we produce discrete financial information for each segment, which is reviewed by the chief operating decision maker to make resource allocation decisions and assess performance. Property Operations includes real estate investment and rental activities as well as properly management for third parties. Design-Build and Development includes design-build construction activities as well as development and consulting activities. For additional information, see Note 7 in the accompanying Notes to Consolidated Financial Statements in the Form 10-K.

Property Summary

The following is an activity summary of our property portfolio (excluding unconsolidated real estate partnerships) for the years ended December 31, 2011 and 2010:

	September 30,	September 30,
	For the Year Ended
	2011	2010
Properties at January 1	66	62
Acquisitions	3	1
Developments	2	3

Properties at December 31	71	66

The tables above include East Jefferson MRI, which is accounted for as a sales-type capital lease.

A property is considered stabilized upon the earlier of (1) achieving intended occupancy and substantial completion of tenant improvements, or (2) completion of the fill-up period specified within the property’s underwriting. Fill-up properties are newly available properties that have not achieved underwritten stabilized occupancy. For portfolio and operational data, a single stabilized date is used. For GAAP reporting purposes, a property is placed into service in stages as construction is completed and the property and tenant space is available for its intended use. At December 31, 2011, we had three properties in fill-up, St. Elizabeth Florence Medical Office Building located in Florence, Kentucky, St. Elizabeth Covington Medical Center, located in Covington, Kentucky, and Good Sam Medical Office Building, located in Puyallup, Washington.

Year ended December 31, 2011 compared to the year ended December 31, 2010

Funds from Operations Modified (“FFOM”)

For the year ended December 31, 2011, FFOM, excluding our impairment, litigation gains and losses, deferred tax asset valuation allowance, and retirement compensation, decreased $12.3 million, or 42.8% compared to the same period in the prior year. This decrease is due to 1) decrease in Design-Build and Development segment revenue due to fewer active revenue generating third-party design-build construction projects for the periods, 2) decreases in gross margins for the Design-Build and Development segment, and 3) additional preferred stock dividends of $6.0 million, offset by five additional stabilized properties in our portfolio.

The following is a summary of FFOM for the year ended December 31, 2011 and 2010 (in thousands):

	September 30,	September 30,
	For the Year Ended
	December 31,	December 31,
	2011	2010
FFOM attributable to:
Property operations	$59,294	$56,054
Design-Build and development, excluding impairment charges and litigation gains and losses	(4,597)	3,930
Intersegment eliminations	(1,456)	(2,896)
Unallocated and other, excluding CEO retirement expense	(36,743)	(28,270)

FFOM, excluding impairment, litigation gains and losses, deferred tax asset valuation allowance, and retirement compensation	16,498	28,818
Impact of impairment, litigation gains and losses, deferred tax asset valuation allowance, and retirement compensation:
Long-lived and intangible asset impairment charges, net of tax benefit	(26,885)	(104,674)
Litigation gain (loss) provision	(1,461)	—
Litigation gain settlement	500	—
Deferred tax asset valuation allowance	—	(10,553)
Mr. Spencer’s retirement compensation expense, net of tax benefit	—	(2,545)
Mr. Cogdell’s retirement compensation expense	—	(1,493)

FFOM	$(11,348)	$(90,447)

See Note 7 in the accompanying Notes to Consolidated Financial Statements in this Form 10-K for business segment information and management’s use of FFO and FFOM to evaluate operating performance. The following table presents the reconciliation of FFO and FFOM to net loss, which is the most directly comparable GAAP measure to FFO and FFOM, for the years ended December 31, 2011 and 2010 (in thousands):

	September 30,	September 30,
	For the Year Ended
	December 31,	December 31,
	2011	2010
Net loss	$(35,099)	$(118,616)
Add:
Real estate related depreciation and amortization:
Wholly-owned and consolidated properties	31,085	29,164
Unconsolidated real estate partnerships	10	13
Acquisition-related expenses	523	—
Less:
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(2,544)	(2,031)
Gain on sale of real estate property	—	(264)
Dividends on preferred stock	(6,248)	(208)

Funds from Operations (FFO)	(12,273)	(91,942)
Amortization of intangibles related to purchase accounting, net of income tax benefit	925	1,495

Funds from Operations Modified (FFOM)	$(11,348)	$(90,447)

FFOM attributable to Property Operations, net of intersegment eliminations

The following is a summary of FFOM attributable to the Property Operations segment, net of intersegment eliminations, for the years ended December 31, 2011 and 2010 (in thousands):

	September 30,	September 30,
	For the Year Ended
	December 31,	December 31,
	2011	2010
Rental revenue, net of intersegment eliminations of $0 in 2011 and $92 in 2010	$96,253	$87,803
Property management and other fee revenue	3,143	3,212
Property operating and management expenses	(38,338)	(33,664)
Interest and other income	749	607
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	31	26
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(2,544)	(2,031)
Income from discontinued operations, before gain on sale	—	9

FFOM, net of intersegment eliminations	59,294	55,962
Intersegment eliminations	—	92

FFOM	$59,294	$56,054

See Note 7 in the accompanying Notes to Consolidated Financial Statements in this Form 10-K for a reconciliation of above segment FFOM to net income (loss).

For the year ended December 31, 2011, FFOM attributable to Property Operations, net of intersegment eliminations, increased $3.3 million, or 6.0%, compared to the same period last year. The increase in rental revenue is primarily due to the addition of five properties, as well as increases in rental rates associated with CPI increases and reimbursable expenses. The increase in property operating and management expenses are primarily due to the addition of the five new properties.

FFOM attributable to Design-Build and Development, net of intersegment eliminations

The following is a summary of FFOM attributable to the Design-Build and Development segment, net of intersegment eliminations, for the years ended December 31, 2011 and 2010 (in thousands):

	September 30,	September 30,
	For the Year Ended
	December 31,	December 31,
	2011	2010
Design-Build contract revenue and other sales, net of intersegment eliminations of $43,061 in 2011 and $22,741 in 2010	$79,019	$91,256
Development management and other income, net of intersegment eliminations of $1,832 in 2011 and $5,715 in 2010	122	146
Design-Build contract and development management expenses, net of intersegment eliminations of $43,437 in 2011 and $25,560 in 2010	(69,704)	(72,001)
Selling, general, and administrative expenses, net of intersegment eliminations of $0 in 2011 and $92 in 2010	(14,402)	(17,281)
Interest and other income	16	3
Depreciation and amortization	(1,104)	(997)

FFOM, excluding impairment and litigation gains and losses; net of intersegment eliminations	(6,053)	1,126
Intersegment eliminations	1,456	2,804

FFOM, excluding impairment and litigation gains and losses	(4,597)	3,930
Impact of litigation gains and losses and impairment charges:
Long-lived and intangible asset impairment charges, net of tax benefit	(26,885)	(127,041)
Litigation gain (loss) provision	(1,461)	—
Litigation gain settlement	500	—

FFOM	$(32,443)	$(123,111)

See Note 7 in the accompanying Notes to Consolidated Financial Statements in this Form 10-K for a reconciliation of above segment FFOM to net income (loss).

For the year ended December 31, 2011, FFOM attributable to the Design-Build and Development segment, net of intersegment eliminations, excluding impairment and litigation gains and losses, decreased $7.2 million, compared to the same period last year. The decrease is due to fewer active revenue generating third-party design-build construction projects, compared to the same period last year, and lower total gross margin percentage.

Design-Build Revenues decreased $12.2 million, or 13.4%, for the year ended December 31, 2011, compared to the same period last year. Included in 2010 revenue was $9.8 million related to an agreement for design services only. There were no similar design services only agreements in the current period.

Intersegment Design-Build Revenues increased $16.4 million, or 57.8%, for year ended December 31, 2011, compared to the same period last year. The number of projects under construction for our ownership has increased from two in 2010 to three in 2011. Additionally, there was an increased number of tenant improvement projects for operating buildings performed in 2011 compared to 2010.

For the year ended December 31, 2011, gross margin percentage (Design-Build Revenues less design-build contract and development management expenses and as a percent of revenues) decreased from 21.1% to 11.8% from the prior year. The decrease is primarily due to the gross margin on the $9.8 million revenue discussed in the Design-Build Revenues paragraph above having a greater than normal gross margin because it was an analysis and design agreement that utilized our engineering and architectural professionals and no construction sub-contractors.

For the year ended December 31, 2011, selling, general, and administrative expenses attributable to the Design-Build and Development segment decreased $2.9 million, or 16.7%, as compared to the same period last year. This decrease is primarily due to severance charges related to a reduction in force that occurred in June 2010.

For the year ended December 31, 2011, we recorded an impairment charge of $26.9 million related to the proposed sale of the Design-Build and Development segment. See further explanation of this charge below.

For the year ended December 31, 2011, an arbitrator awarded $2.5 million to plaintiffs in a case in which we were named as the defendant. We accrued $1.5 million of this award during 2011 and accrued $1.0 million during 2009. We paid the $2.5 million award in 2011.

For the year ended December 31, 2011, we settled a separate case for $0.5 million in cash in which we were the plaintiff. We recorded a litigation gain of $0.5 million in 2011.

Selling, general, and administrative

For the year ended December 31, 2011, selling, general, and administrative expenses decreased $5.6 million, or 18.3%, as compared to the same period last year. Excluding the changes attributable to the Design-Build and Development segment, which are discussed above, selling, general and administrative expenses decreased $4.1 million. The decrease is primarily due to non-recurring compensation expenses in 2010 associated with the retirement of Mr. Spencer and Mr. Cogdell. During 2010, we incurred a $2.5 million charge, net of tax benefit, related to the retirement of Mr. Spencer, our former Chief Executive Officer, and a $1.5 million charge related to the retirement of Mr. Cogdell, our founder as well as a former member of senior management, in accordance with their employment agreements.

Depreciation and amortization

For the year ended December 31, 2011, depreciation and amortization expenses increased $0.5 million, or 1.4%, as compared to last year. The increase is primarily due to the addition of five new properties, Good Samaritan Medical Office Building which began operations in December 2011, Bonney Lake Medical Office Building which began operations in August 2011, Doylestown Health & Wellness Center which was acquired in June 2011, St Elizabeth Covington which was acquired in June 2011, St Elizabeth Florence MOB which was acquired in January 2011, offset by the timing of a decrease in the amortization of intangible assets due to these assets becoming fully amortized.

Impairment charges

We recorded a goodwill and intangible asset impairment charge of $23.3 million at December 31, 2011, related to the proposed sale of the Design-Build and Development segment. This charge reduced the carrying value of goodwill and customer relationships by $22.9 million and $0.4 million, respectively. These are non-cash charges. See Note 3 to these Consolidated Financial Statements for a discussion of the proposed sale of our company. Additionally, we recorded an impairment charge of $3.6 million at December 31, 2011, related to property, plant, and equipment associated with the Design-Build and Development segment. The total impairment charge for goodwill, customer relationships, and property, plant, and equipment was $26.9 million. For the analysis at December 31, 2011, related to the proposed sale of the Design-Build and Development segment, we used the pending sales price as our indicator of the implied fair value of our goodwill and intangible assets.

We performed an interim impairment review of goodwill and intangible assets related to the Design-Build and Development business segment as of June 30, 2010, and an annual review as of December 31, 2010. For the year ended December 31, 2010, we recorded an impairment charge to goodwill of $85.8 million ($79.4 million after taxes) and we also recorded impairment charges of $41.2 million ($25.2 million after taxes) related to trade names and trademarks. These are non-cash charges. We reviewed our position in the healthcare construction market place and our business development strategy. Based on our review of industry data, it was noted that our Design-Build and Development segment had lost market share in each of the last two years. As a result, we lowered our expected future Design-Build and Development cash flows, which lowered the valuation of the reporting unit and caused the impairment charges. Due to decreases in market share, changes in our brand name, and decreased emphasis on branding, we had valued our acquired trade names and trademarks at zero as of December 31, 2010. We also evaluated our amortizing intangible assets and concluded no impairment existed for those assets.

Interest expense

For the year ended December 31, 2011, interest expense decreased $0.7 million, or 3.2%, as compared to the same period last year. This decrease is primarily due to the repayment of a $50.0 million term loan in December 2010, offset by interest on notes payable for the properties that became operational or were acquired in 2011 and 2010.

Income tax benefit (expense)

For the year ended December 31, 2011, income tax benefit (expense) decreased $16.4 million as compared to the same period last year. We record income taxes associated with our taxable REIT subsidiaries (“TRSs”), which include our Design-Build and Development business segment. During 2010, we recorded an income tax benefit related to the Design-Build and Development segment’s impairment charges. During 2011, the income tax benefit associated with the net losses incurred by the Design-Build and Development segment was fully offset by a deferred tax asset valuation allowance and there was no similar income tax benefit related to the segment’s impairment charges.

Cash Flows

Cash provided by operating activities increased $24.4 million, or 325.5%, for the year ended December 31, 2011, as compared to the same period last year, and is summarized below (in thousands):

	September 30,	September 30,
	2011	2010
Net loss plus non-cash adjustments	$25,596	$25,193
Changes in operating assets and liabilities	6,301	(17,697)

Net cash provided by operating activities	$31,897	$7,496

The net loss plus non-cash adjustments increased $0.4 million, or 1.6%, for the year ended December 31, 2011, as compared to the same period last year. This increase is primarily due to increased net income after non-cash adjustments for the Property Operations segment, offset by decreased net loss after non-cash adjustments for the Design-Build and Development. The changes in operating assets and liabilities increased $24.0 million for the year ended December 31, 2011, as compared to the same period last year. This increase is primarily due to 1) stabilization of active design-build projects which resulted in the stabilization of design-build billings in excess of costs and estimated earnings on uncompleted contracts as compared to the same period last year where there was a significant decrease in billing in excess of costs and estimated earnings; and 2) an increase in tenant funding responsibility for development projects.

Cash used in investing activities increased $52.6 million, or 118.9%, for the year ended December 31, 2011, as compared to the same period last year. The increase resulted from our current year acquisitions, having more development projects under construction in the current period compared to the same period last year, and increased second generation leasing activity.

Investment in real estate properties consisted of the following for the years ended December 31, 2011 and 2010 (in thousands):

	September 30,	September 30,
	2011	2010
Development, redevelopment, and acquisitions	$86,097	$38,841
Second generation tenant improvements	10,311	2,977
Recurring property capital expenditures	3,364	1,096

Investment in real estate properties	$99,772	$42,914

Investments in development, redevelopment, and acquisitions increased from 2010 to 2011 due to more development projects under construction and increased second generation leasing activity.

Cash provided by financing activities increased by $46.4 million for the year ended December 31, 2011, as compared to the same period last year. The change is primarily due to net proceeds drawn down from the Credit Facility of $50.0 million and the addition of a term loan of $80.8 million, offset by net mortgage note repayments of $39.4 million, an increase in financing costs of $3.8 million, and dividends to preferred shareholders of $5.9 million for the year ended December 31, 2011, compared to net debt and equity proceeds of $43.8 million for the year ended December 31, 2010.

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

The following is a summary of FFOM for the year ended December 31, 2010 and 2009 (in thousands):

	September 30,	September 30,
	2010	2009
FFOM attributable to:
Property operations, excluding impairment charges	$56,054	$50,729
Design-Build and development, excluding impairment charges	3,930	19,297
Intersegment eliminations	(2,896)	(7,751)
Unallocated and other, excluding non-recurring events	(28,270)	(31,046)

FFOM, excluding non-recurring events and impairment charges	28,818	31,229
Non-recurring events and impairment charges:
Goodwill and intangible asset impairment charges, net of tax benefit	(104,674)	(101,746)
Deferred tax asset valuation allowance	(10,553)	—
Mr. Spencer’s retirement compensation expense, net of tax benefit	(2,545)	—
Mr. Cogdell’s retirement compensation expense	(1,493)	—
Gain on settlement from MEA Holdings, Inc. transaction	—	4,905
Strategic planning professional fees	—	(2,641)
Debt extinguishment and interest rate derivative expense, net of income tax benefit	—	(1,520)
Impairment of real estate property held for sale	—	(1,359)

FFOM	$(90,447)	$(71,132)

See Note 7 in the accompanying Notes to Consolidated Financial Statements in this Form 10-K for business segment information and management’s use of FFO and FFOM to evaluate operating performance. The following table presents the reconciliation of FFO and FFOM to net loss, which is the most directly comparable GAAP measure to FFO and FFOM, for the years ended December 31, 2010 and 2009 (in thousands):

	September 30,	September 30,
	2010	2009
Net loss	$(118,616)	$(101,962)
Add:
Real estate related depreciation and amortization:
Wholly-owned and consolidated properties, including amounts in discontinued operations	29,164	29,102
Unconsolidated real estate partnerships	13	12
Less:
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(2,031)	(1,049)
Gain on sale of real estate property	(264)	—
Dividends on preferred stock	(208)	—

Funds from Operations (FFO)	(91,942)	(73,897)
Amortization of intangibles related to purchase accounting, net of income tax benefit	1,495	2,765

Funds from Operations Modified (FFOM)	$(90,447)	$(71,132)

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

See Note 7 in the accompanying Notes to Consolidated Financial Statements in this Form 10-K for a reconciliation of above segment FFOM to net income (loss).

For the year ended December 31, 2010, FFOM attributable to Property Operations, net of intersegment eliminations, increased $6.7 million, or 13.6%, compared to the same period last year. The increase in rental revenue is primarily due to the addition of four properties, the Woodlands Center for Specialized Medicine property (a consolidated real estate partnership) which began operations in December 2009, Medical Center Physicians Tower which began operations in February 2010, University Physicians—Grants Ferry medical office building which began operations in June 2010, and HealthPartners Medical & Dental Clinics medical office building which began operations in June 2010, as well as increases in rental rates associated with CPI increases and reimbursable expenses. The increase in property operating and management expenses and the increase in noncontrolling interests in real estate partnerships before real estate related depreciation and amortization were primarily due to the addition of the properties previously mentioned.

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

See Note 7 in the accompanying Notes to Consolidated Financial Statements in this Form 10-K for a reconciliation of above segment FFOM to net income (loss).

For the year ended December 31, 2010, FFOM, excluding impairment charges, attributable to the Design-Build and Development segment, net of intersegment eliminations, decreased $10.5 million, or 90.3%, compared to the same period last year. The decrease is due to fewer active revenue generating third-party design-build construction projects and lower gross margin percentages.

Design-Build contract revenue and other sales plus development management and other income, all net of intersegment eliminations (“Design-Build Revenues”) decreased $55.4 million, or 37.7%, for the year ended December 31, 2010 compared to the same period last year. This decrease is due to a lower volume of activity as the number of active revenue generating design-build construction projects has decreased from 18 at December 31, 2009 to nine at December 31, 2010. The decreased activity is due to the current economic environment, general uncertainty regarding government health care reform implementation and government payor reimbursement rates, clients’ difficulty in obtaining financing, and our decreased market share.

Gross margin percentage (design-build and development revenues less design-build contract and development management expenses and as a percent of revenues) decreased from 22.4% for the year ended December 31, 2009 to 21.2% for the year ended December 31, 2010. This decrease was primarily due to costs being absorbed by fewer projects due to the lower volume of active projects in 2010 compared to 2009.

Selling, general, and administrative expenses attributable to the Design-Build and Development segment decreased $3.2 million, or 15.5%, for the year ended December 31, 2010 compared to the same period last year. This decrease was primarily due to an allowance for uncollectible accounts that was recorded in the third quarter of 2009 related to a client project that lost financing during construction and no such allowance was recorded for the year ended December 31, 2010.

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

Depreciation and amortization

For the year ended December 31, 2010, depreciation and amortization expenses decreased $1.7 million, or 4.8%, as compared to the same period last year. The decrease was primarily due to a decrease in amortization of intangible assets due to lower carrying values resulting from the impairment recorded in the first quarter of 2009 offset by the addition of four properties, the Woodlands Center for Specialized Medicine property (a consolidated real estate partnership) which began operations in December 2009, Medical Center Physicians Tower which began operations in February 2010, University Physicians—Grants Ferry medical office building which began operations in June 2010, and HealthPartners Medical & Dental Clinics medical office building which began operations in June 2010.

Impairment charges

We performed an interim impairment review of goodwill and intangible assets related to the Design-Build and Development business segment as of June 30, 2010, and an annual review as of December 31, 2010. For the year ended December 31, 2010, we recorded an impairment charge to goodwill of $85.8 million ($79.4 million after taxes) and we also recorded impairment charges of $41.2 million ($25.2 million after taxes) related to trade names and trademarks. These are non-cash charges. We reviewed our position in the healthcare construction market place and our business development strategy. Based on our review of industry data, it was noted that our Design-Build and Development segment had lost market share in each of the last two years. As a result, we lowered our expected future Design-Build and Development cash flows, which lowered the valuation of the reporting unit and caused the impairment charges. Due to decreases in market share, changes in our brand name, and decreased emphasis on branding, we had valued our acquired trade names and trademarks at zero as of December 31, 2010. We also evaluated our amortizing intangible assets and had concluded no impairment existed for those assets.

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

Cash Flows

Cash provided by operating activities decreased $37.9 million, or 83.5%, for the year ended December 31, 2010, as compared to the same period last year, and is summarized below (in thousands):

	September 30,	September 30,
	2010	2009
Net loss plus non-cash adjustments	$25,193	$37,599
Changes in operating assets and liabilities	(17,697)	7,844

Net cash provided by operating activities	$7,496	$45,443

The net loss plus non-cash adjustments decreased $12.4 million, or 33.0%, for the year ended December 31, 2010, as compared to the same period last year. This decrease is primarily due to decreased net loss after non-cash adjustments for the Design-Build and Development segment offset by increased net income after non-cash adjustments for the Property Operations segment. The changes in operating assets and liabilities decreased $25.5 million for the year ended December 31, 2010, as compared to the same period last year. This decrease is primarily due to a decrease in design-build billings in excess of costs and estimated earnings on uncompleted contracts, which decreases cash provided by operations. Due to the decrease in the number of active design-build projects and the timing of the current projects, there was a significant decrease in billings in excess of costs and estimated earnings on uncompleted projects.

Cash used in investing activities decreased $10.0 million, or 18.4%, for the year ended December 31, 2010, as compared to the same period last year. The decrease resulted from us having fewer development projects under construction in 2010 compared to 2009. The increase in restricted cash is related to funds that we deposited with our construction lender for the Puyallup, Washington project as well as funds deposited in relation to other development projects. We received cash proceeds from the sale of Harbison Medical Office Building in the second quarter of 2010. See Note 7 in the accompanying Notes to Consolidated Financial Statements in this Form 10-K.

Investment in real estate properties consisted of the following for the years ended December 31, 2010 and 2009 (in thousands):

	September 30,	September 30,
	2010	2009
Development, redevelopment, and acquisitions	$38,841	$49,007
Second generation tenant improvements	2,977	3,932
Recurring property capital expenditures	1,096	1,633

Investment in real estate properties	$42,914	$54,572

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

Construction in Progress

Construction in progress at December 31, 2011, consisted of the following (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
		Estimated	Net Rentable		Estimated
		Completion	Square Feet	Investment	Total
Property	Location	Date	(unaudited)	to Date	Investment

St Lukes Medical Office Building	Duluth, MN	3Q 2012	176,000	$10,043	$27,800
Land and pre-construction developments			—	2,214	—

			176,000	$12,257	$27,800

Liquidity and Capital Resources

In addition to amounts available under the Credit Facility, as of December 31, 2011, we had approximately $16.7 million available in cash and cash equivalents.

On March 1, 2011, we amended and restated our secured revolving credit facility (“Credit Facility”). This $200.0 million Credit Facility is held with a syndicate of financial institutions. The Credit Facility is available (1) to fund working capital and other general corporate purposes, (2) to finance acquisition and development activity, and (3) to refinance existing and future indebtedness. The Credit Facility permits us to borrow, subject to borrowing base availability, up to $200.0 million of revolving loans, with sub-limits of $25.0 million for swingline loans and $25.0 million for letters of credit. As of December 31, 2011, the maximum available borrowings under the Credit Facility was $121.5 million, based on 70% of the value of the aggregate property pledged as collateral. As of December 31, 2011, there was $18.5 million available under the Credit Facility as $95.0 million was outstanding and $8.0 million of availability was restricted related to outstanding letters of credit. We have the ability to increase the availability by pledging additional unencumbered property to the Credit Facility.

The Credit Facility also allows for up to $150.0 million of increased availability (to a total aggregate available amount of $350.0 million), at our request but subject to each lender’s option to increase its commitment. The interest rate on loans under the Credit Facility equals, at our election, either (1) LIBOR (0.30% as of December 31, 2011) plus a margin of between 275 to 350 basis points based on our total leverage ratio (3.25% as of December 31, 2011) or (2) the higher of the federal funds rate plus 50 basis points or Bank of America, N.A.’s prime rate (3.25% as of December 31, 2011) plus a margin of between 175 to 250 (2.25% as of December 31, 2011) basis points based on our total leverage ratio.

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

Borrowings under the Term Loan Facility bear interest at either (1) LIBOR (0.30% as of December 31, 2011) plus a margin of between 325 to 400 basis points based on our total leverage ratio (3.75% as of December 31, 2011) or (2) the higher of the federal funds rate plus 50 basis points or Bank of America, N.A.’s prime rate (3.25% as of December 31, 2011) plus a margin of between 225 to 300 (2.75% as of December 31, 2011) basis points based on our total leverage ratio.

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

In December 2010, we repaid $50.0 million outstanding under the 2008 amended senior secured term facility (the “2008 Term Loan”) in full and there was no amount outstanding as of December 31, 2010.

The Credit Facility and the Term Loan have the following financial covenants as of December 31, 2011 (dollars in thousands):

September 30,
Compliance as of
Financial Covenant	December 31, 2011

Maximum total leverage ratio (0.65 to 1.00 through March 31, 2013, and 0.60 to 1.00 thereafter)	0.53 to 1.00

Maximum secured recourse indebtedness ratio (0.15 to 1.00)	0.06 to 1.00

Minimum fixed charge coverage ratio (1.35 to 1.00 through March 31, 2012, and 1.50 to 1.00 thereafter)	1.44 to 1.00

Minimum consolidated tangible net worth ($237,106 plus 80% of the net proceeds of equity issuance after March 1, 2011)	$280,161

Minimum facility interest coverage ratio (1.50 to 1.00)	5.32 to 1.00

As of December 31, 2011, we believe that we were in compliance with all of our debt covenants.

The financial covenants related to our Credit Facility and our Term Loan Facility require a minimum fixed charge coverage ratio (ratio of adjusted consolidated earnings before interest taxes and depreciation for a trailing 12 month period, as defined in the facilities, to fixed charges, representing interest, scheduled principal payments and preferred dividends) of 1.35 to 1.00 through March 31, 2012, and 1.50 to 1.00 beginning April 1, 2012 through the initial maturity of the facilities. As of December 31, 2011, our ratio for this covenant was 1.44 to 1.00. Should our ratio for this covenant fall below 1.35 to 1.00 for the first quarter of 2012 or below 1.50 to 1.00 for quarters subsequent to first quarter 2012, then we will be in default on the facilities’ agreements and may be required to repay the outstanding balances or pay a default rate interest rate.

As discussed in Note 2 to our consolidated financial statements, in the event that the Company Merger is not completed, we may not remain in compliance with the minimum fixed charge coverage ratio and then we would be in default under the agreements for the Credit Facility and the Term Loan Facility and may be required to repay the outstanding balances. This condition raises substantial doubt about our ability to continue as a going concern, and our independent registered public accounting firm has included an explanatory paragraph in its audit report about our ability to continue as a going concern. As of March 27, 2012, we entered into Amendment and Waiver Agreements with respect to both the Credit Facility and the Term Loan Facility to, among other things, extend the time for delivery to our lenders of our audited financial statements with an unqualified opinion until April 20, 2012. If we do not close the Company Merger and the Loans are not repaid and we are not able to deliver audited financial statements with an unqualified opinion by April 20, 2012, we will be in default under both our Credit Facility and our Term Loan Facility.

Short-Term Liquidity Needs

We believe that we will have sufficient capital resources as a result of operations and the borrowings in place to fund ongoing operations and distributions required to maintain REIT compliance. We anticipate using our cash flow from continuing operations, cash and cash equivalents, and Credit Facility availability to fund our business operations, cash dividends and distributions, debt amortization, and recurring capital expenditures. Capital requirements for significant acquisitions and development projects may require funding from borrowings and/or equity offerings. If we are unable to fund future development projects with borrowings and/or equity offerings, then our Design-Build and Development segment could incur substantial losses as its pipeline of potential projects are mostly development projects that require our capital to fund.

As of December 31, 2011, we had $21.5 million of principal and maturity payments related to mortgage notes payable due in 2012. The $21.5 million is comprised of $5.1 million for principal amortization and $16.4 million for maturities. We believe we will be able to refinance or extend the remaining $16.4 million of 2012 balloon maturities as a result of the current loan to value ratios at individual properties and preliminary discussions with lenders.

As of December 31, 2011, we had no outstanding equity commitments to unconsolidated joint ventures formed prior to December 31, 2011.

On December 19, 2011, we announced that our Board of Directors had declared a quarterly dividend of $0.10 per share and operating partnership unit that was paid in cash on January 19, 2012 to holders of record on December 27, 2011.

On February 2, 2011, we announced that our Board of Directors had declared a quarterly dividend of $0.531 per share on our Series A preferred shares for the period from December 1, 2011, to February 29, 2012.

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2011, including the maturities and scheduled principal repayments and the commitments due in connection with the Company’s ground leases and operating leases for the periods indicated (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
		2013 to	2015 to
	2012	2014	2016	After 2017	Total
Obligation:
Long-term debt principal payments and maturities (1)	$21,516	$274,391	$44,735	$112,952	$453,594
Standby letters of credit (2)	7,954	—	—	—	7,954
Interest payments (3)	20,581	31,561	14,150	7,250	73,542
Purchase commitments (4)	—	—	—	—	—
Ground and air rights leases (5)	607	1,326	1,328	25,246	28,507
Operating leases (6)	4,712	7,861	6,597	17,217	36,387

Total	$55,370	$315,139	$66,810	$162,665	$599,984

(1)	Includes notes payable under the Company's Credit Facility, excludes unamortized premium

(2)	As collateral for performance, the Company is contingently liable under standby letters of credit, which also reduces the availability under the Credit Facility

(3)	Assumes one-month LIBOR of 0.295% and Prime Rate of 3.25% which were the rates as of December 31, 2011 and includes fixed rate interest swap agreements.

(4)	These purchase commitments are related to the Company's development projects that are currently under construction.

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

For additional information, see Notes 10 and 12 in the accompanying Notes to Consolidated Financial Statements in this Form 10-K.

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

The changes in the carrying amounts of the total warranty liabilities for the periods shown are as follows (in thousands):

	September 30,	September 30,	September 30,
	For the Year Ended	For the Year Ended	For the Year Ended
	December 31,	December 31,	December 31,
	2011	2010	2009
Balance at the beginning of period	$980	$1,500	$4,331
Accruals	619	1,187	(218)
Settlements	(579)	(1,707)	(2,613)

Balance at the end of period	$1,020	$980	$1,500

Off-Balance Sheet Arrangements

We may guarantee debt in connection with certain of our development activities, including joint ventures, from time to time. As of December 31, 2011, we did not have any such guarantees or other off-balance sheet arrangements outstanding.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, codified in Accounting Standards Codification (“ASC”) 820, Fair Value Measurement, which increases the disclosures around assets and liabilities measured at fair value. Entities will be required to disclose any significant transfers between Levels 1 and 2 of the fair value hierarchy, provide additional quantitative and qualitative information regarding fair value measurements categorized as Level 3 of the fair value hierarchy, and include the hierarchy classification for items whose fair value is not recorded on their consolidated balance sheets but are disclosed in their notes. This will become effective for fiscal years beginning after December 15, 2011. We have not yet adopted this accounting standard update and do not expect it to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued an accounting standard update, codified in ASC 220, Comprehensive Income, which changes the presentation of comprehensive income. Entities will have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both instances, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This will become effective for fiscal years beginning after December 15, 2011. We have not yet adopted this accounting standard update and do not expect it to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued an accounting standards update, codified in ASC 350, Intangibles-Goodwill and Other. While this amendment does not change the calculation of goodwill impairment, it simplifies how companies test goodwill for impairment. Under this amendment, a company would be permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the fair value of a reporting unit is more than the carrying account, it is not necessary to perform the two-step goodwill impairment test described in ASC 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. This will become effective for fiscal years beginning after December 15, 2011. We have not yet adopted this accounting standard update and do not expect it to have a material impact on our consolidated financial statements.

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

As of December 31, 2011, we had $453.6 million of consolidated debt outstanding (excluding any discounts or premiums related to assumed debt). Of our total consolidated debt, $215.4 million, or 47.5%, was variable rate debt that is not subject to variable to fixed rate interest rate swap agreements. Of our total indebtedness, $238.2 million, or 52.5%, was subject to fixed interest rates, including variable rate debt that is subject to variable to fixed rate swap agreements. The weighted average interest rate for fixed rate debt was 6.24% as of December 31, 2011.

If LIBOR were to increase by 100 basis points, the increase in interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $2.2 million. Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

Item	8. Financial Statements and Supplementary Data

COGDELL SPENCER INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cogdell Spencer Inc.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Cogdell Spencer Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cogdell Spencer Inc. and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, in the event the transactions described below do not occur, the Company may not remain in compliance with its required fixed charge coverage ratio related to its secured revolving credit facility and its secured term loan facility and then would be in default under the facilities’ agreements and may be required to repay the outstanding balances. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, on December 24, 2011 the Company entered into an Agreement and Plan of Merger, which would result in all outstanding shares of common and preferred stock being immediately cancelled and converted to the right to receive cash, and a separate agreement for the sale of its design-build business. The completion of each of the transactions is contingent on the other transaction occurring.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 30, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITE & TOUCHE LLP

McLean, Virginia

March 30, 2012

COGDELL SPENCER INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30,	September 30,
	December 31,	December 31,
	2011	2010
Assets
Real estate properties:
Land	$44,833	$37,269
Buildings and improvements	695,994	597,022
Less: Accumulated depreciation	(146,523)	(119,141)

Net operating real estate properties	594,304	515,150
Construction in progress	12,257	22,243

Net real estate properties	606,561	537,393
Cash and cash equivalents	16,729	12,203
Restricted cash	2,436	6,794
Tenant and accounts receivable, net of allowance of $3,180 in 2011 and $3,010 in 2010	19,981	11,383
Goodwill	—	22,882
Intangible assets, net of accumulated amortization of $38,563 in 2011 and $49,287 in 2010	19,290	18,601
Other assets	27,107	23,684

Total assets	$692,104	$632,940

Liabilities and equity
Mortgage notes payable	$277,834	$317,303
Term loan	80,800	—
Revolving credit facility	95,000	45,000
Accounts payable	16,101	11,368
Other liabilities	60,109	41,749

Total liabilities	529,844	415,420
Commitments and contingencies
Equity:
Cogdell Spencer Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 50,000 shares authorized:
8.5000% Series A Cumulative Redeemable Perpetual Preferred Shares (liquidation preference $25.00 per share), 2,940 and 2,600 shares issued and outstanding in 2011 and 2010, respectively	$73,500	$65,000
Common stock, $0.01 par value; 200,000 shares authorized, 51,157 and 50,870 shares issued and outstanding in 2011 and 2010, respectively	512	509
Additional paid-in capital	419,559	417,960
Accumulated other comprehensive loss	(5,714)	(3,339)
Accumulated deficit	(344,986)	(287,798)

Total Cogdell Spencer Inc. stockholders’ equity	142,871	192,332
Noncontrolling interests:
Real estate partnerships	9,332	6,452
Operating partnership	10,057	18,736

Total noncontrolling interests	19,389	25,188

Total equity	162,260	217,520

Total liabilities and equity	$692,104	$632,940

See notes to consolidated financial statements.

COGDELL SPENCER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	September 30,	September 30,	September 30,
	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Revenues:
Rental revenue	$96,253	$87,803	$79,486
Design-Build contract revenue and other sales	79,019	91,256	143,416
Property management and other fees	3,143	3,212	3,336
Development management and other income	122	146	3,363

Total revenues	178,537	182,417	229,601
Expenses:
Property operating and management	38,861	33,664	31,810
Design-Build contracts and development management	69,704	72,001	113,961
Selling, general, and administrative	24,841	30,411	32,285
Depreciation and amortization	33,292	32,841	34,502
Impairment charges	26,885	127,041	120,920

Total expenses	193,583	295,958	333,478

Loss from continuing operations before other income (expense) and income tax benefit (expense)	(15,046)	(113,541)	(103,877)
Other income (expense):
Interest and other income	1,288	655	620
Gain on settlement from MEA Holdings, Inc. transaction	—	—	4,905
Interest expense	(21,287)	(21,994)	(21,711)
Debt extinguishment and interest rate derivative expense	—	(371)	(2,511)

Equity in earnings of unconsolidated real estate partnerships	21	13	15

Total other income (expense)	(19,978)	(21,697)	(18,682)

Loss from continuing operations before income tax benefit (expense)	(35,024)	(135,238)	(122,559)
Income tax benefit (expense)	(75)	16,352	22,124

Loss from continuing operations	(35,099)	(118,886)	(100,435)

Discontinued operations:
Income (loss) from discontinued operations	—	6	(168)
Impairment of real estate property	—	—	(1,359)
Gain on sale of discontinued operations	—	264	—

Total discontinued operations	—	270	(1,527)

Net loss	(35,099)	(118,616)	(101,962)

Net income attributable to the noncontrolling interests in real estate partnerships	(1,047)	(831)	(288)
Net loss attributable to the noncontrolling interests in operating partnership	5,433	15,566	32,522
Dividends on preferred stock	(6,248)	(208)	—

Net loss attributable to Cogdell Spencer Inc. common shareholders	$(36,961)	$(104,089)	$(69,728)

Per share data—basic and diluted
Loss from continuing operations attributable to Cogdell Spencer Inc. common shareholders	$(0.72)	$(2.20)	$(2.10)
Income (loss) from discontinued operations attributable to Cogdell Spencer Inc. common shareholders	—	—	(0.04)

Net loss per common share available to Cogdell Spencer Inc. common shareholders	$(0.72)	$(2.20)	$(2.14)

Weighted average common shares—basic and diluted	51,068	47,456	32,655

Net loss attributable to Cogdell Spencer Inc. common shareholders:
Continuing operations, net of tax	$(36,961)	$(104,321)	$(68,500)
Discontinued operations	—	232	(1,228)

Net loss attributable to Cogdell Spencer Inc. common shareholders	$(36,961)	$(104,089)	$(69,728)

See notes to consolidated financial statements.

COGDELL SPENCER INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
			Cogdell Spencer Inc. Stockholders
					Series A
				Accumulated	Cumulative			Noncontrolling	Noncontrolling
				Other	Redeemable		Additional	Interests in	Interests in
	Total	Comprehensive	Accumulated	Comprehensive	Perpetual	Common	Paid-in	Operating	Real Estate
	Equity	Loss	Deficit	Income (Loss)	Preferred Shares	Stock	Capital	Partnership	Partnerships
Balance at January 1, 2009	282,994		(77,438)	(5,106)	—	177	275,380	85,324	4,657
Comprehensive loss:
Net income (loss)	(101,962)	(101,962)	(69,728)	—	—	—	—	(32,522)	288
Unrealized gain on derivative financial instruments, net of tax	5,185	5,185	—	3,760	—	—	—	611	814

Comprehensive loss	(96,777)	(96,777)

Issuance of common stock, net of costs	76,457		—	—	—	230	76,227	—	—
Issuance of operating partnership units	5,262		—	—	—	—	—	5,262	—
Conversion of operating partnership units to common stock	—		—	(515)	—	20	18,830	(18,335)	—
Restricted stock and LTIP unit grants	1,344		—	—	—	—	80	1,264	—
Amortization of restricted stock grants	113		—	—	—		76	37
Dividends on common stock	(17,155)		(17,155)	—	—	—	—	—	—
Distributions to noncontrolling interests	(4,458)		—	—	—	—	—	(3,919)	(539)

Balance at December 31, 2009	247,780		(164,321)	(1,861)	—	427	370,593	37,722	5,220
Comprehensive loss:
Net income (loss)	(118,616)	(118,616)	(103,881)	—	—	—	—	(15,566)	831
Unrealized loss on derivative financial instruments, net of tax	(2,328)	(2,328)	—	(1,387)	—	—	—	(251)	(690)

Comprehensive loss	(120,944)	(120,944)

Issuance of common stock, net of costs	47,616		—	—	—	72	47,544	—	—
Issuance of preferred stock, net of costs	62,564		—	—	65,000	—	(2,436)	—	—
Redemption of operating partnership units	(133)		—	(4)	—	—	(39)	(90)	—
Conversion of operating partnership units to common stock	—		—	(87)	—	4	1,959	(1,876)	—
Restricted stock and LTIP unit grants	2,038		—	—	—	6	194	1,838	—
Amortization of restricted stock grants	145		—	—	—	—	145	—
Dividends on common stock	(19,388)		(19,388)	—	—	—	—	—	—
Dividends on preferred stock	(208)		(208)	—	—	—	—	—	—
Distributions to noncontrolling interests	(4,326)		—	—	—	—	—	(3,041)	(1,285)
Contributed equity in real estate partnership	2,376		—	—	—	—	—	—	2,376

Balance at December 31, 2010	217,520		(287,798)	(3,339)	65,000	509	417,960	18,736	6,452
Comprehensive loss:
Net income (loss)	(35,099)	(35,099)	(30,713)	—	—	—	—	(5,433)	1,047
Unrealized loss on derivative financial instruments	(3,633)	(3,633)	—	(2,323)	—	—	—	(343)	(967)

Comprehensive loss	(38,732)	(38,732)

Issuance of preferred stock, net of costs	8,204		—	—	8,500	—	(296)	—	—
Conversion of operating partnership units to common stock	—		—	(52)	—	3	709	(660)	—
Restricted stock and LTIP unit grants	896		—	—	—	—	227	669	—
Amortization of restricted stock grants	37		—	—	—	—	37	—	—
Dividends on common stock	(20,227)		(20,227)	—	—	—	—	—	—
Dividends on preferred stock	(6,248)		(6,248)	—	—	—	—	—	—
Distributions to noncontrolling interests	(3,674)		—	—	—	—	—	(2,912)	(762)
Contributed equity in real estate partnership	4,484		—	—	—	—	922	—	3,562

Balance at December 31, 2011	$162,260		$(344,986)	$(5,714)	$73,500	$512	$419,559	$10,057	$9,332

See notes to consolidated financial statements.

COGDELL SPENCER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	September 30,	September 30,	September 30,
	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Operating activities:
Net loss	$(35,099)	$(118,616)	$(101,962)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	33,292	32,841	34,502
Amortization of acquired above market leases and acquired below market leases, net (including amounts in discontinued operations)	(416)	(429)	(542)
Straight-line rental revenue	(1,923)	(1,206)	(556)
Amortization of deferred finance costs and debt premium	1,700	1,282	1,644
Provision for bad debts	170	192	2,624
Deferred income taxes	—	(16,419)	(18,614)
Deferred tax expense (benefit) on intersegment profits	75	67	(2,813)
Equity-based compensation	933	1,878	1,300
Equity in earnings of unconsolidated real estate partnerships	(21)	(13)	(15)
Debt extinguishment and interest rate derivative expense	—	(264)	2,511
Change in fair value of interest rate swap agreements	—	(897)	(757)
Impairment of goodwill, trade names and trademarks, intangible assets, and property, plant, and equipment	26,885	127,041	120,920
Impairment of real estate property	—	—	1,359
Gain on sale of real estate property	—	(264)	—
Gain on settlement from MEA Holdings, Inc. transaction	—	—	(2,002)
Changes in operating assets and liabilities:
Tenant and accounts receivable and other assets	(10,974)	2,203	32,118
Accounts payable and other liabilities	17,502	(8,641)	(20,438)
Billings in excess of costs and estimated earnings on uncompleted contracts	(227)	(11,259)	(3,836)

Net cash provided by operating activities	31,897	7,496	45,443
Investing activities:
Business acquisitions, net of cash acquired	—	—	(8,022)
Investment in real estate properties, net of cash acquired	(99,772)	(42,914)	(54,572)
Proceeds from sales-type capital lease	306	306	306
Proceeds from the disposal of disontinued operations	—	2,481	—
Purchase of corporate property, plant and equipment	(1,679)	(360)	(1,830)
Distributions received from unconsolidated real estate partnerships	7	7	6
Decrease (increase) in restricted cash	4,358	(3,734)	9,899

Net cash used in investing activities	(96,780)	(44,214)	(54,213)
Financing activities:
Proceeds from mortgage notes payable	23,842	48,766	73,222
Repayments of mortgage notes payable	(63,286)	(30,130)	(30,813)
Proceeds from revolving credit facility	74,513	14,000	3,500
Repayments to revolving credit facility	(24,513)	(49,000)	(48,000)
Proceeds from term loan	80,800	—	—
Repayment of term loan	—	(50,000)	(50,000)
Net proceeds from sale of common stock	—	47,616	76,457
Net proceeds from sale of preferred stock	8,204	62,564	—
Redemptions of noncontrolling interests in operating partnership	—	(133)	—
Dividends on common stock	(20,263)	(18,600)	(16,874)
Dividends on preferred stock	(5,918)
Distributions to noncontrolling interest in the Operating Partnership	(2,983)	(2,265)	(5,261)
Distributions to noncontrolling interest in real estate partnerships	(762)	(1,285)	(539)
Equity contributions by partners in consolidated real estate partnerships	4,484	2,376	—
Payment of financing costs	(4,709)	(902)	(1,676)

Net cash provided by financing activities	69,409	23,007	16

Increase (decrease) in cash and cash equivalents	4,526	(13,711)	(8,754)
Balance at beginning of period	12,203	25,914	34,668

Balance at end of period	$16,729	$12,203	$25,914

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$20,853	$22,247	$21,998

Cash paid for income taxes	$12	$37	$37

COGDELL SPENCER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

	September 30,	September 30,	September 30,
	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Non-cash investing and financing activities:
Investment in real estate properties included in accounts payable and other liabilities	$(1,758)	$(319)	$(4,490)
Mortgage note payable assumed with purchase of real estate property	—	15,580	—
Accrued dividends and distributions	6,341	6,047	5,051
Operating Partnership Units converted into common stock	712	1,963	18,850
Equity-based compensation capitalized in real estate properties	270	305	—

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

The accompanying consolidated financial statements have been prepared on the basis of the Company continuing as a going concern. As discussed in Note 10, the financial covenants related to our secured revolving credit facility and our secured term loan facility require a minimum fixed charge coverage ratio of 1.50 to 1.00 beginning April 1, 2012 through the initial maturity of the facilities. Due to the continued decline in the operations of our Design-Build and Development segment we may not remain in compliance with the required fixed charge coverage ratio and then would be in default under the facilities’ agreements and may be required to repay the outstanding balances. This condition raises substantial doubt about the Company’s ability to continue as a going concern and, therefore, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

As discussed in Note 3, we expect the Mergers to close in the second quarter of 2012; however there can be no assurances that the Mergers will close. We believe that in the event the Mergers were to fail to close that we will successfully negotiate terms with the lenders to avoid a default under the facilities, however there can be no assurances that such negotiations will be successful. As a result, the consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability of assets or the amounts of liabilities that may result from the resolution of the uncertainty about the Company’s ability to continue as a going concern.

Use of Estimates in Financial Statements

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions used include determining the useful lives of real estate properties and improvements, initial valuations and underlying allocations of the purchase price in connection with business and real estate property acquisitions, percentage of completion revenue, construction contingencies and loss provisions, bad debt reserves, deferred tax asset valuation allowance, and projected cash flows and fair value estimates used for impairment testing. Actual results may differ from those estimates.

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

Design-Build Contract Revenue and Development Management. Design-Build contract revenue is recognized under the percentage-of-completion method of accounting. Revenues are determined by measuring the percentage of costs incurred to date to estimated total costs for each design-build contract based on current estimates of costs to complete. Contract costs include all labor and benefits, materials, subcontracts, and an allocation of indirect costs related to contract performance such as architectural, engineering, and construction management. Indirect costs are allocated to projects based upon labor hours charged. As long-term design-build projects extend over one or more years, revisions in cost and estimated earnings during the course of the work are reflected in the accounting period in which the facts which require the revision become known. At the time a loss on a design-build project becomes known, the entire amount of the estimated ultimate loss is recognized in the consolidated financial statements. Change orders are recognized when they are approved by the client.

Costs and estimated earnings in excess of billings on uncompleted design-build projects (“underbillings”) are included in “Other assets” in the consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted design-build projects (“overbillings”) are included in “Other liabilities” in the consolidated balance sheets. Customers are billed on a monthly basis at the end of each month, which can be in advance of work performed. As a result, we typically generate billings in excess of costs and estimated earnings on design-build projects.

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

The changes in the carrying amounts of the total warranty liabilities for the periods shown are as follows (in thousands):

	September 30,	September 30,	September 30,
	For the Year Ended
	December 31,	December 31,	December 31,
	2011	2010	2009
Balance at the beginning of period	$980	$1,500	$4,331
Accruals	619	1,187	(218)
Settlements	(579)	(1,707)	(2,613)

Balance at the end of period	$1,020	$980	$1,500

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

We defer income taxes paid on intercompany profits for real estate properties remaining on our consolidated balance sheet. Such taxes are presented with the related real estate property on the balance sheet, are amortized to income tax expense over the useful life of the related property, are assessed for impairment as part of the asset group and any remaining balance is removed from the balance sheet when the related property is removed. We did not defer income taxes paid on intercompany profits for real estate properties for the years ended December 31, 2011 and 2010.

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

Cash and Cash Equivalents

We consider all short-term investments with maturities of three months or less when purchased to be cash equivalents. Restricted cash and short-term investments are excluded from cash for the purpose of preparing the consolidated statements of cash flows. The following table shows the composition of cash and cash equivalents for the periods shown:

	September 30,	September 30,
	December 31,	December 31,
	2011	2010
Corporate cash and cash equivalents (available for general corporate purposes)	$10,912	$10,561
Consolidated real estate partnership’s cash and cash equivalents (available only for real estate partnership purposes, including distributions)	5,817	1,642

	$16,729	$12,203

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

We assess the potential for impairment of our long-lived assets, including real estate properties, annually or whenever events occur or a change in circumstances indicate that the recorded value might not be fully recoverable. We determine whether impairment in value has occurred by comparing the estimated future undiscounted cash flows expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate is adjusted to fair value and an impairment loss is recognized. Assets held for sale are recorded at the lower of cost or fair value less costs to sell.

All operations and gains and losses associated with sales of real estate property or assets classified as held for sale are reclassified and presented as discontinued operations.

See Note 9 regarding the write-down of our long-lived assets to implied fair market value.

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

COGDELL SPENCER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capitalization of Interest

We capitalize interest costs on borrowings incurred during the construction and lease-up periods of qualifying assets. Capitalized interest is added to the cost of the underlying assets and is depreciated over the useful lives of the assets. For the years ended December 31, 2011, 2010, and 2009, we capitalized interest of approximately $1.3 million, $0.9 million, and $1.0 million, respectively, in connection with various development projects.

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

Deferred Financing Costs

Deferred financing costs include fees and costs incurred in conjunction with long-term financings and are amortized over the terms of the related debt using the straight-line method, which approximates the effective interest method. Upon repayment of or in conjunction with a substantial modification in the terms of the underlying debt agreement, any unamortized costs are charged to earnings. Deferred financing costs were $8.4 million, net of accumulated amortization of $2.9 million, as of December 31, 2011 and $7.1 million, net of accumulated amortization of $4.4 million, as of December 31, 2010. Deferred financing costs are included in “Other assets” in the consolidated balance sheets.

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

COGDELL SPENCER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

See Note 9 regarding the write-down of our goodwill and intangible assets related to the Design-Build and Development segment to zero.

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

We do not hold or issue financial instruments for trading purposes. We consider the carrying amounts of cash and cash equivalents, restricted cash, tenant and accounts receivable, accounts payable, and other liabilities to approximate fair value due to the short maturity of these instruments. We have estimated the fair value of debt utilizing present value techniques taking into consideration current market conditions. At December 31, 2011, the carrying amount and estimated fair value of debt was $453.6 million and $477.6 million, respectively. At December 31, 2010, the carrying amount and estimated fair value of debt was $362.3 million and $366.3 million, respectively.

See Note 9 regarding the write-down of our long-term assets to implied fair market value. See Note 11 regarding the fair value of our interest rate swap agreements.

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

Concentrations and Credit Risk

We maintain our cash in commercial banks. Balances on deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to specific limits. Balances on deposit in excess of FDIC limits are uninsured. At December 31, 2011, we had bank cash balances of $1.3 million in excess of FDIC insured limits.

The following table shows our concentration of tenant and accounts receivable and tenant and customer revenues as of and for the year ended:

	September 30,	September 30,
	December 31,	December 31,
	2011	2010
Customer balances greater than 10% of tenants and accounts receivable	Three	One
Customer revenues greater than 10% of total revenue	One	One

Our consolidated wholly-owned and joint venture properties located in Georgia, North Carolina, and South Carolina, provided approximately 8.4%, 21.7% and 24.3%, respectively, of our total annualized rent for the year ended December 31, 2011.

Reclassifications

During 2009, we reclassified Harbison Medical Office Building, a wholly-owned real estate property, as discontinued operations as the criteria for classification as held for sale had been met. As such, we reclassified the results of operations to Discontinued Operations for all periods presented in the Consolidated Financial Statements in this Form 10-K. In June 2010, we sold Harbison Medical Office Building.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, codified in Accounting Standards Codification (“ASC”) 820, Fair Value Measurement, which increases the disclosures around assets and liabilities measured at fair value. Entities will be required to disclose any significant transfers between Levels 1 and 2 of the fair value hierarchy, provide additional quantitative and qualitative information regarding fair value measurements categorized as Level 3 of the fair value hierarchy, and include the hierarchy classification for items whose fair value is not recorded on their consolidated balance sheets but are disclosed in their notes. This will become effective for fiscal years beginning after December 15, 2011. We have not yet adopted this accounting standard update and do not expect it to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued an accounting standard update, codified in ASC 220, Comprehensive Income, which changes the presentation of comprehensive income. Entities will have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both instances, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This will become effective for fiscal years beginning after December 15, 2011. We have not yet adopted this accounting standard update and do not expect it to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued an accounting standards update, codified in ASC 350, Intangibles-Goodwill and Other. While this amendment does not change the calculation of goodwill impairment, it simplifies how companies test goodwill for impairment. Under this amendment, a company would be permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the fair value of a reporting unit is more than the carrying account, it is not necessary to perform the two-step goodwill impairment test described in ASC 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. This will become effective for fiscal years beginning after December 15, 2011. We have not yet adopted this accounting standard update and do not expect it to have a material impact on our consolidated financial statements.

COGDELL SPENCER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequent Events

In January 2012, Mr. David J. Lubar resigned from our Company’s Board of Directors.

3. Proposed Merger with Ventas; Sale of Erdman Business

Merger with Ventas

On December 24, 2011, we entered into an Agreement and Plan of Merger (the “merger agreement”) with our Operating Partnership, Ventas, Inc., a Delaware corporation (“Ventas”), TH Merger Corp, Inc., a Maryland corporation and Ventas’ wholly-owned subsidiary (“MergerSub”), and TH Merger Sub, LLC, a Delaware limited liability company and Ventas’ wholly owned subsidiary (“OP MergerSub”, and, together with Ventas and MergerSub, the “Purchaser Parties”). The merger agreement provides for the merger of us with MergerSub (the “Company Merger”) and the merger of OP MergerSub with and into the OP (the “Partnership Merger” and, together with the Company Merger, the “Mergers”).

At the effective time of the Company Merger, each share of our common stock that remains outstanding immediately prior to the effective time (other than shares of our common stock owned directly or indirectly, by us or any of our subsidiaries, Ventas, or MergerSub or any other direct or indirect subsidiary of Ventas (which shall be cancelled and retired and shall cease to exist and for which no consideration shall be delivered)) will be automatically cancelled and converted into the right to receive $4.25 in cash (the “Per Share Consideration”), without interest.

At the effective time of the Company Merger, each share of our Series A Preferred Stock that remains outstanding immediately prior to the effective time (other than shares of Series A Preferred Stock owned, directly or indirectly, by us or any of our subsidiaries, Ventas, or MergerSub or any other direct or indirect subsidiary of Ventas (which shall be cancelled and retired and shall cease to exist and for which no consideration shall be delivered)) will be automatically cancelled and converted into the right to receive an amount in cash equal to $25.00, plus all accrued and unpaid dividends thereon through and including the closing date of the Company Merger (the “Per Share Preferred Consideration”), without interest.

At the effective time of the Partnership Merger, each Operating Partnership unit (“OP Unit”) issued and outstanding immediately prior to the effective time (other than OP Units owned directly or indirectly, by us or any of our wholly owned subsidiaries) will be automatically cancelled and converted into the right to receive Per Share Consideration.

Completion of the Company Merger was subject to the approval of the affirmative vote of the holders of not less than a majority of the outstanding shares of our common stock, which we received at a special stockholders meeting held on March 9, 2012.

Completion of the merger is also subject to certain other conditions, including completion of the transactions contemplated by the Stock Purchase Agreement, dated December 24, 2011 (the “Erdman purchase agreement”) by and between Cogdell Spencer TRS Holdings, LLC (“TRS Holdings”) and Madison DB Acquisition, LLC (“Madison DB”) pursuant to which Madison DB will acquire all of the shares of our subsidiary, MEA Holdings, Inc. (“MEA”), which, together with its subsidiaries, engage in design-build and related development business under the Marshall Erdman name (the “Erdman business”).

The merger agreement contains certain termination rights for us and Ventas. Upon termination of the merger agreement under specified circumstances, the parties may be required to pay the other party a termination fee. If we are required to pay a termination fee as a result of our entering into an alternative acquisition agreement or completing an alternative transaction, the amount of the termination fee is $15 million plus reimbursement to Ventas for all reasonable out-of-pocket fees and expenses incurred by or on

COGDELL SPENCER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

behalf of Ventas in an amount equal to $5 million. The merger agreement also provides that Ventas will be required to pay us a termination fee of $15 million plus expense reimbursement equal to $5 million if the merger agreement is terminated under certain circumstances because Ventas fails to complete the Company Merger or otherwise breaches its obligations under the merger agreement. In certain other termination scenarios, we may be obligated to reimburse Ventas for its reasonable out-of-pocket fees and expenses equal to $5 million, but will not be required to pay Ventas the termination fee.

Sale of Erdman Business

As discussed above, on December 24, 2011, TRS Holdings entered into the Erdman purchase agreement with Madison DB pursuant to which Madison DB will acquire the Erdman business. TRS Holdings will, prior to closing, contribute $11,720,000 (subject to certain adjustments) to MEA. TRS Holdings also has extinguished certain intercompany indebtedness of MEA. At closing, Madison DB will pay $1.00 to TRS Holdings and will contribute $11,720,000 (subject to certain adjustments) in working capital to MEA. Consummation of the transactions contemplated by the Erdman purchase agreement is subject to customary closing conditions, including satisfaction of all conditions to closing of the Mergers.

Mr. David Lubar, one of our former directors, is a principal of the investment fund that is providing Madison DB with its required equity funding. Mr. Lubar was excluded from, and did not participate in, deliberations of our Board of Directors regarding the merger agreement or the Erdman purchase agreement.

Our stockholders will not receive any consideration from the sale of MEA pursuant to the Erdman purchase agreement distinct from the consideration received pursuant to the merger agreement.

Assuming all necessary conditions are satisfied, which cannot be guaranteed, the Mergers are expected to close in the second quarter of 2012. Under the terms of each of the merger agreement and the Erdman purchase agreement, if the transactions contemplated thereby have not been completed by June 29, 2012, the parties to those agreements may terminate without penalty.

4. Minimum Future Rental Revenues

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

COGDELL SPENCER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments by tenants under non-cancelable operating leases are as follows (in thousands):

September 30,
For the year ending:
2012	$91,741
2013	76,664
2014	68,062
2015	58,545
2016	50,418
Thereafter	165,257

$510,687

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

	September 30,	September 30,
	December 31,	December 31,
	2011	2010
Total minimum lease payments	$10,299	$11,089
Less: Unearned income	(5,635)	(6,119)

Investment in capital lease	$4,664	$4,970

Total minimum lease payments receivable on the capital lease, exclusive of the operating expense reimbursement payments, are as follows (in thousands):

September 30,
For the year ending:
2012	$796
2013	624
2014	630
2015	636
2016	643
Thereafter	6,970

$10,299

5. Investments in Real Estate Partnerships

We have ownership interests in multiple limited liability companies and limited partnerships. The following is a description of those interests as of December 31, 2011:

	September 30,	September 30,	September 30,
Real Estate Entity	Entity Holdings	Year Founded	Our Ownership
Consolidated
Good Sam MOB Investors, LLC	one property	2011	87.4%
Anchor Cogdell Doylestown GP, LLC	one property	2011	99.0%
Anchor Cogdell Covington, LLC	one property	2011	99.0%
Anchor Cogdell Florence, LLC	one property	2011	95.0%
Bonney Lake MOB Investors, LLC	one property	2009	61.7%
West Tennessee Investors MOB, LLC	one property	2008	50.5%
Genesis Property Holdings, LLC	one property	2007	40.0%
Cogdell Health Campus MOB, LP	one property	2006	80.9%
Mebane Medical Investors, LLC	one property	2006	35.1%
Rocky Mount MOB, LLC	one property	2002	34.5%

Unconsolidated
Cogdell Spencer Medical Partners LLC	no assets or liabilities	2008	20.0%
BSB Health/MOB Limited Partnership No. 2	nine properties	2002	2.0%
Shannon Health/MOB Limited Partnership No. 1	ten properties	2001	2.0%
McLeod Medical Partners, LLC	three properties	1982	1.1%

COGDELL SPENCER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2011, we sold 49.5% of our 100% equity interest in West Tennessee Investors, LLC for $3.1 million. At December 31, 2011, we owned 50.5% of the membership interests and the entity and its one property are now accounted for as a consolidated real estate partnership. In association with this transaction, additional paid in capital within the Consolidated Statement of Changes in Equity increased $0.9 million.

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

	September 30,	September 30,
	December 31,	December 31,
	2011	2010
Financial position:
Total assets	$54,034	$53,755
Total liabilities	46,410	47,272
Member's equity	7,623	6,483

	September 30,	September 30,	September 30,	September 30,
	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Results of operations:
Total revenues	$12,997	$11,905		$12,528
Operating and general and administrative expenses	5,828	5,612		5,977
Net income	1,322	996		800

COGDELL SPENCER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Acquisitions and Dispositions

Property Acquisitions

For the year ended December 31, 2011, we acquired three buildings totaling approximately 213,000 net rentable square feet (unaudited) for a total approximate investment of $41.0 million. The following table is an allocation of the purchase price for those acquisitions (in thousands):

September 30,
Land	$4,418
Building and improvements	32,101
Acquired in place lease value and deferred leasing costs	4,476
Acquired above market leases	912
Acquired below market leases	(1,312)
Acquired below market ground lease	355

Total purchase price allocated	$40,950

For the year ended December 31, 2010, we acquired one building totaling approximately 72,000 net rentable square feet (unaudited) for a total approximate investment of $16.6 million. The following table is an allocation of the purchase price for that acquisition (in thousands):

September 30,
Building and improvements	$13,796
Land improvements	10
Acquired in place lease value and deferred leasing costs	2,618
Acquired below market ground lease	214

Total purchase price allocated, net of cash acquired	$16,638

There were no property acquisitions in 2009.

Property Dispositions

In 2010, we sold Harbison Medical Office Building, located in Columbia, South Carolina for $2.5 million and recorded a gain on sale of $0.3 million. In 2009, the criteria for classification as held for sale had been met and the results of operations to were reclassified to Discontinued operations for all periods presented in the consolidated financial statements in this Form 10-K. This property is included in our Property Operations segment.

Below is a summary of discontinued operations for the real estate property reclassified to discontinued operations (in thousands):

	September 30,	September 30,	September 30,
	December 31,	December 31,	December 31,
	2011	2010	2009
Revenues:
Rental revenues	$—	$139	$354

Total revenues	—	139	354
Expenses:
Property operating and management	—	133	247
Depreciation and amortization	—	—	137
Interest expense	—	—	138

Total expenses	—	133	522

Income (loss) from discontinued operations before impairment of real estate property	—	6	(168)
Impairment of real estate property	—	—	(1,359)
Gain on sale of discontinued operations	—	264	—

Total discontinued operations	$—	$270	$(1,527)

7. Business Segments

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

COGDELL SPENCER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We evaluate the operating performance of our operating segments based on funds from operations (“FFO”) and funds from operations modified (“FFOM”). FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), represents net income (computed in accordance with GAAP), excluding gains from sales of property, plus real estate depreciation and amortization (excluding amortization of deferred financing costs), plus impairment of depreciable real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. To calculate FFOM, we adjust the NAREIT definition to add back noncontrolling interests in real estate partnerships and limited liability companies before real estate related depreciation and amortization, acquisition-related costs, and dividends on preferred stock. FFOM also adds back to FFO non-cash amortization of non-real estate related intangible assets associated with purchase accounting. We consider FFO and FFOM important supplemental measures of our operational performance. We believe FFO is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. We believe that FFOM assists securities analysts, investors and other interested parties in evaluating current period results to results prior to our 2008 acquisition of our Design-Build segment. FFO and FFOM are intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assume that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because each of FFO and FFOM exclude depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, each provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. Our methodology may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO and FFOM do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties.

COGDELL SPENCER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables represent the segment information for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
		Design-Build
	Property	and	Intersegment	Unallocated
Year ended December 31, 2011	Operations	Development	Eliminations	and Other	Total
Revenues:
Rental revenue	$96,253	$—	$—	$—	$96,253
Design-Build contract revenue and other sales	—	122,080	(43,061)	—	79,019
Property management and other fees	3,143	—	—	—	3,143
Development management and other income	—	1,954	(1,832)	—	122

Total revenues	99,396	124,034	(44,893)	—	178,537

Certain operating expenses:
Property operating and management	38,338	—	—	—	38,338
Design-Build contracts and development management	—	113,141	(43,437)	—	69,704
Selling, general, and administrative	—	15,863	—	—	15,863
Impairment charges	—	26,885	—	—	26,885

Total certain operating expenses	38,338	155,889	(43,437)	—	150,790

	61,058	(31,855)	(1,456)	—	27,747

Interest and other income	749	516	—	23	1,288
Corporate general and administrative expenses	—	—	—	(8,978)	(8,978)
Interest expense	—	—	—	(21,287)	(21,287)
Income tax expense applicable to funds from operations modified	—	—	—	(75)	(75)
Non-real estate related depreciation and amortization	—	(1,104)	—	(178)	(1,282)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	31	—	—	—	31
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(2,544)	—	—	—	(2,544)
Dividends on preferred stock	—	—	—	(6,248)	(6,248)

Funds from operations modified (FFOM)	59,294	(32,443)	(1,456)	(36,743)	(11,348)

Amortization of intangibles related to purchase accounting, net of income tax benefit	(169)	(756)	—	—	(925)

Funds from operations (FFO)	59,125	(33,199)	(1,456)	(36,743)	(12,273)

Real estate related depreciation and amortization	(31,095)	—	—	—	(31,095)
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	2,544	—	—	—	2,544
Acquisition-related expenses	(523)	—	—	—	(523)
Dividends on preferred stock	—	—	—	6,248	6,248

Net income (loss)	$30,051	$(33,199)	$(1,456)	$(30,495)	$(35,099)

Total assets	$658,318	$33,222	$—	$564	$692,104

COGDELL SPENCER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	September 30,	September 30,	September 30,	September 30,
		Design-Build
	Property	and	Intersegment	Unallocated
Year ended December 31, 2010	Operations	Development	Eliminations	and Other	Total
Revenues:
Rental revenue	$87,895	$—	$(92)	$—	$87,803
Design-Build contract revenue and other sales	—	113,997	(22,741)	—	91,256
Property management and other fees	3,212	—	—	—	3,212
Development management and other income	—	5,861	(5,715)	—	146

Total revenues	91,107	119,858	(28,548)	—	182,417

Certain operating expenses:
Property operating and management	33,664	—	—	—	33,664
Design-Build contracts and development management	—	97,561	(25,560)	—	72,001
Selling, general, and administrative	—	17,373	(92)	—	17,281
Intangible asset impairment charges	—	127,041	—	—	127,041

Total certain operating expenses	33,664	241,975	(25,652)	—	249,987

	57,443	(122,117)	(2,896)	—	(67,570)

Interest and other income	607	3	—	45	655
Corporate general and administrative expenses	—	—	—	(13,130)	(13,130)
Interest expense	—	—	—	(21,994)	(21,994)
Interest rate derivative expense	—	—	—	(371)	(371)
Income tax benefit applicable to funds from operations modified	—	—	—	15,396	15,396
Non-real estate related depreciation and amortization	—	(997)	—	(229)	(1,226)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	26	—	—	—	26
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(2,031)	—	—	—	(2,031)
Discontinued operations, before real estate related depreciation and amortization	9	—	—	(3)	6
Dividends on preferred stock	—	—	—	(208)	(208)

Funds from operations modified (FFOM)	56,054	(123,111)	(2,896)	(20,494)	(90,447)

Amortization of intangibles related to purchase accounting, net of income tax benefit	(169)	(2,282)	—	956	(1,495)

Funds from operations (FFO)	55,885	(125,393)	(2,896)	(19,538)	(91,942)

Real estate related depreciation and amortization	(29,177)	—	—	—	(29,177)
Gain on sale of real estate property	264	—	—	—	264
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	2,031	—	—	—	2,031
Dividends on preferred stock	—	—	—	208	208

Net income (loss)	$29,003	$(125,393)	$(2,896)	$(19,330)	$(118,616)

Total assets	$585,182	$47,457	$—	$301	$632,940

COGDELL SPENCER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	September 30,	September 30,	September 30,	September 30,
		Design-Build
	Property	and	Intersegment	Unallocated
Year ended December 31, 2009	Operations	Development	Eliminations	and Other	Total
Revenues:
Rental revenue	$79,578	$—	$(92)	$—	$79,486
Design-Build contract revenue and other sales	—	176,124	(32,708)	—	143,416
Property management and other fees	3,336	—	—	—	3,336
Development management and other income	—	6,750	(3,387)	—	3,363

Total revenues	82,914	182,874	(36,187)	—	229,601

Certain operating expenses:
Property operating and management	31,810	—	—	—	31,810
Design-Build contracts and development management	—	142,305	(28,344)	—	113,961
Selling, general, and administrative	—	20,541	(92)	—	20,449
Intangible asset impairment charges	—	120,920	—	—	120,920

Total certain operating expenses	31,810	283,766	(28,436)	—	287,140

	51,104	(100,892)	(7,751)	—	(57,539)

Interest and other income	541	48	—	31	620
Gain on settlement from MEA Holdings, Inc. transaction	—	—	—	4,905	4,905
Corporate general and administrative expenses	—	—	—	(11,836)	(11,836)
Interest expense	—	—	—	(21,711)	(21,711)
Interest rate derivative expense	—	—	—	(2,511)	(2,511)
Income tax benefit applicable to funds from operations modified	—	—	—	20,356	20,356
Non-real estate related depreciation and amortization	—	(779)	—	(225)	(1,004)
Earnings from unconsolidated real estate partnerships, before real estate related depreciation and amortization	27	—	—	—	27
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	(1,049)	—	—	—	(1,049)
Discontinued operations and impairment of real estate property held for sale, before real estate related depreciation and amortization	(1,253)	—	—	(137)	(1,390)

Funds from operations modified (FFOM)	49,370	(101,623)	(7,751)	(11,128)	(71,132)

Amortization of intangibles related to purchase accounting, net of income tax benefit	(169)	(4,364)	—	1,768	(2,765)

Funds from operations (FFO)	49,201	(105,987)	(7,751)	(9,360)	(73,897)

Real estate related depreciation and amortization	(29,114)	—	—	—	(29,114)
Noncontrolling interests in real estate partnerships, before real estate related depreciation and amortization	1,049	—	—	—	1,049

Net income (loss)	$21,136	$(105,987)	$(7,751)	$(9,360)	$(101,962)

Total assets	$555,072	$195,799	$—	$1,792	$752,663

COGDELL SPENCER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Contracts

Revenue and billings to date on uncompleted contracts, from their inception, are as follows (in thousands):

	September 30,	September 30,
	December 31,	December 31,
	2011	2010
Costs and estimated earnings on uncompleted contracts	$38,960	$48,394
Billings to date	(38,102)	(49,336)

Net costs and estimated earnings (billings to date) in excess of billings to date (costs and estimated earnings)	$858	$(942)

The following table shows costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings as included with the consolidated balance sheets (in thousands):

	September 30,	September 30,
	December 31,	December 31,
	2011	2010
Costs and estimated earnings in excess of billings (1)	$2,561	$988
Billings in excess of costs and estimated earnings (2)	(1,703)	(1,930)

Net costs and estimated earnings (billings in excess of costs and estimated earnings) in excess of billings in excess of costs and estimated earnings (costs and estimated earnings)	$858	$(942)

(1)	Included in“Other assets” in the consolidated balance sheet

(2)	Included in “Other liabilities” in the consolidated balance sheet

At December 31, 2011, the Company had retainage receivables of $2.4 million, which are included in “Tenant and accounts receivable” in the consolidated balance sheets.

9. Long Lived Assets

We review the value of goodwill and intangible assets on an annual basis and when circumstances indicate a potential impairment may exist. This goodwill impairment review involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. Fair value is estimated by using two approaches, an income approach and a market approach. Each approach is weighted 50% in our analysis as we believe a market participant would consider both approaches equally. The income approach uses our projected operating results and discounted cash flows using a weighted-average cost of capital that reflects current market conditions. The cash flow projections use estimates of economic and market information over the projection period, including growth rates in revenues and costs and estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures, and changes in future working capital requirements. The market approach estimates fair value by applying cash flow multiples to our operating performance. The multiples are derived from comparable publicly traded companies with similar operating and profitability characteristics. Additionally, we reconcile the total of the estimated fair values of all our reporting units to our market capitalization to determine if the sum of the individual fair values is reasonable compared to the external market indicators.

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

For the analysis at December 31, 2011, related to the proposed sale of the Design-Build and Development segment, we used the pending sales price as our indicator of the implied fair value of our goodwill and intangible assets.

For non-amortizing intangible assets, we generally estimate fair value by applying an estimated market royalty rate to projected revenues and then discount them using a weighted-average cost of capital that reflects current market conditions.

COGDELL SPENCER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2011

We performed an annual review of our real estate assets and concluded no impairment existed for those assets.

We recorded a goodwill and intangible asset impairment charge of $23.3 million related to the proposed sale of the Design-Build and Development segment. This charge, valued at a Level 2 measurement, reduced the carrying value of goodwill and customer relationships by $22.9 million and $0.4 million, respectively. These are non-cash charges. See Note 3 to these Consolidated Financial Statements for a discussion of the proposed sale of our company.

The following table presents information about our goodwill and customer relationships at fair value as of December 31, 2011 (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
		Fair Value Measurement
Description	Recorded Value	Level 1	Level 2	Level 3	Total Losses
Goodwill	$—	$—	$—	$—	$(22,882)
Customer relationships	—	—	—	—	(397)

	$—	$—	$—	$—	$(23,279)

See Note 2 to these Consolidated Financial Statements for a discussion of our accounting policy regarding the fair value of financial and non-financial assets.

Additionally, we recorded an impairment charge, valued at a Level 3 measurement, of $3.6 million related to land and property, plant, and equipment associated with the Design-Build and Development segment. The total impairment charge for goodwill, customer relationships, and property, plant, and equipment was $26.9 million.

	September 30,	September 30,		September 30,	September 30,	September 30,
		Fair Value Measurement
Description	Recorded Value	Level 1	Level 2		Level 3	Total Losses
Design-Build and Development segment land and property, plant, and equipment	$3,000	$—	$		$3,000	$(3,606)

Goodwill is not amortized. The following table shows the change in carrying value related to goodwill for the year ended December 31, 2011 (in thousands):

	September 30,	September 30,	September 30,
		Accumulated	Net
	Gross Amount	Impairment	Carrying Value
Goodwill as of January 1, 2011	$180,438	$(157,556)	$22,882
Impairment losses	—	(22,882)	(22,882)

Goodwill as of December 31, 2011	$180,438	$(180,438)	$—

Amortizing intangible assets and related impairment consisted of the following for the year ended December 31, 2011 (in thousands):

	September 30,	September 30,	September 30,	September 30,
		Accumulated	Impairment	Net Carrying
	Gross Amount	Amortization	Charges	Value
In place lease value and deferred leasing costs	$47,760	$(34,070)	$—	$13,690
Ground leases	4,132	(813)	—	3,319
Property management contracts	2,098	(933)	—	1,165
Above market tenant leases	2,471	(1,355)	—	1,116
Customer relationships	1,789	(1,392)	(397)	—

Total amortizing intangible assets	$58,250	$(38,563)	$(397)	$19,290

COGDELL SPENCER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense related to intangibles for the year ended December 31, 2011 was $4.7 million. We expect to recognize amortization expense from the amortizing intangible assets as follows (in thousands):

September 30,
For the years ending:
2012	$3,389
2013	2,741
2014	2,512
2015	2,029
2016	1,342
Thereafter	7,277

$19,290

For the year ended December 31, 2010

We performed an annual review of our real estate assets and concluded no impairment existed for those assets.

We recorded an impairment charge to goodwill of $85.8 million ($79.4 million after taxes). We also recorded impairment charges of $41.2 million ($25.2 million after taxes) related to trade names and trademarks. These were non-cash charges. We reviewed our position in the healthcare construction market place and our business development strategy. Based on our review of industry data, it was noted that our Design-Build and Development segment had lost market share in each of the previous two years. As a result, we lowered our expected future Design-Build and Development cash flows, which lowered the valuation of the reporting unit, and caused the impairment charges. Due to decreases in market share, changes in our brand name, and decreased emphasis on branding, we valued our acquired trade names and trademarks at zero as of December 31, 2010. We used a weighted-average cost of capital of 14.0%. We also evaluated our amortizing intangible assets and concluded no impairment existed for those assets.

The following table presents information about our goodwill and certain intangible assets measured at fair value as of December 31, 2010 (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
		Fair Value Measurement
Description	Recorded Value	Level 1	Level 2	Level 3	Total Losses
Goodwill	$22,882	$—	$—	$22,882	$(85,801)
Design-build customer relationships	1,153	—	—	1,161	—
Trade names and trademarks	—	—	—	—	(41,240)
Design-build signed contracts	—	—	—	2,130	—
Design-build proposals	—	—	—	938	—

	$24,035	$—	$—	$27,111	$(127,041)

See Note 2 to these Consolidated Financial Statements for a discussion of our accounting policy regarding the fair value of financial and non-financial assets.

Goodwill and trade names and trademarks are not amortized. The following table shows the change in carrying value related to goodwill and trade names and trademarks intangible assets for the year ended December 31, 2010 (in thousands):

	September 30,	September 30,	September 30,
		Accumulated	Net
	Gross Amount	Impairment	Carrying Value
Goodwill as of January 1, 2010	$180,438	$(71,755)	$108,683
Impairment losses	—	(85,801)	(85,801)

Goodwill as of December 31, 2010	$180,438	$(157,556)	$22,882

Trade names and trademarks as of January 1, 2010	$75,968	$(34,728)	$41,240
Impairment losses	—	(41,240)	(41,240)

Tradenames and trademarks as of December 31, 2010	$75,968	$(75,968)	$—

COGDELL SPENCER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortizing intangible assets consisted of the following for the year ended December 31, 2010 (in thousands):

	September 30,	September 30,	September 30,
		Accumulated	Net
	Gross Amount	Amortization	Carrying Value
In place lease value and deferred leasing costs	$43,284	$(30,721)	$12,563
Ground leases	3,776	(650)	3,126
Property management contracts	2,097	(763)	1,334
Design-build customer relationships	1,789	(636)	1,153
Above market tenant leases	1,559	(1,134)	425
Design-build signed contracts	13,253	(13,253)	—
Design-build proposals	2,129	(2,129)	—

Total amortizing intangible assets	$67,887	$(49,286)	$18,601

For the year ended December 31, 2009

We performed an annual review of our real estate assets and concluded no impairment existed for those assets.

An interim review of the Design-Build and Development’s intangible assets was performed on March 31, 2009, and as a result of that review we recorded an impairment charge to goodwill of $71.8 million. We also recorded impairment charges of $34.7 million ($21.2 million after taxes) related to trade names and trademarks and $14.4 million ($8.8 million after taxes) related to the amortizing intangibles of proposals and customer relationships. These were non-cash charges. The impairment charges were due to decline in our stock price, a decline in the cash flow multiples for comparable public engineering and construction companies, and changes in our cash flow projections resulting from a decline in backlog and delays and cancellations of client building projects. We used a weighted-average cost of capital of 14.5% and an estimated royalty rate of 2.0%.

COGDELL SPENCER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Debt

Debt consisted of the following (dollars in thousands):

	September 30,	September 30,		September 30,	September 30,	September 30,	September 30,
				Principal	Principal
				Balance	Balance
	Stated Interest	Interest		As of December	As of December	Maturity	Amortization
	Rate (%)	Rate (%)		31, 2011	31, 2010	Date	(years)
Secured mortgage loans - wholly-owned properties:
Beaufort Medical Plaza	N/A	N/A		N/A	$4,637	8/18/2011	39
Mulberry Medical Park	N/A	N/A		N/A	863	9/15/2011	10
Methodist Professional Center I	N/A	N/A		N/A	25,250	10/31/2011	30
St. Francis Outpatient Surgery Center	N/A	N/A		N/A	13,000	11/29/2011	Interest only
River Hills Medical Plaza	N/A	N/A		N/A	3,445	12/22/2011	22
East Jefferson Medical Plaza	N/A	N/A		N/A	11,600	1/31/2012	Interest only
Barclay Downs	6.50	6.50		$4,172	4,278	11/15/2012	25
Providence Medical Office Building I, II and III	6.12	6.12		7,791	8,067	1/12/2013	25
One Medical Park	5.93	5.93		4,594	4,852	11/1/2013	20
Three Medical Park	5.55	5.55		7,224	7,455	3/25/2014	25
Medical Arts Center of Orangeburg	LIBOR + 3.25	6.00	(1)	2,147	2,259	5/5/2014	20
Lancaster Rehabilitation Hospital	6.71	6.71		9,293	9,463	6/26/2014	25
Lancaster Rehabilitation Hospital	6.79	6.79		2,051	2,084	6/26/2014	25
Rowan Outpatient Surgery Center	6.00	6.00		3,052	3,148	7/6/2014	25
East Jefferson MOB	6.01	6.01		8,486	8,735	8/10/2014	25
Rocky Mount Kidney Center	6.75	6.75		921	962	8/21/2014	15
Randolph Medical Park, Lincoln/Lakemont Family Practice, and Northcross Family Physicians	7.00	7.00		7,112	7,303	10/15/2014	20
MRMC MOB I	7.33	7.33		5,811	5,905	11/1/2014	25
HealthPartners Medical & Dental Clinics	LIBOR + 3.25	6.80	(2)	11,817	12,065	11/1/2014	22.5
St. Francis CMOB, St. Francis Professional Medical Center	LIBOR + 2.25	2.55		9,000	6,688	11/15/2014	25	(3)
St. Francis Medical Plaza (Greenville), St. Francis Women’s	LIBOR + 2.25	2.55		8,170	7,184	11/15/2014	25	(3)
Copperfield Medical Mall, Harrisburg Medical Mall, Midland Medical Park and Weddington & Internal/Pediatric Medicine	LIBOR + 1.50	3.25	(4)	7,751	8,017	12/15/2014	25
Peerless Crossing Medical Center	6.06	6.06		7,145	7,253	9/1/2016	30
Duluth MOB	LIBOR + 3.50	5.50	(5)	153	—	9/30/2016	25	(6)
Rocky Mount Medical Park	LIBOR + 3.50	3.80	(7)	10,088	10,279	10/22/2016	25
Palmetto Health Parkridge	5.68	5.68		13,500	13,500	6/1/2017	Interest only	(8)
Central NY Medical Center	6.22	6.22		24,500	24,500	7/1/2017	Interest only
Summit Professional Plaza I and II	6.18	6.18		15,925	15,925	9/1/2017	Interest only
University Physicians MOB & Outpatient Clinic	LIBOR + 2.25	5.95	(2)	10,219	10,408	4/20/2019	25
Roper Medical Office Building	7.10	7.10		9,122	9,281	6/1/2019	25
Health Park Medical Office Building	7.50	7.50		6,794	6,901	12/1/2019	25

Total / weighted average mortgages - wholly-owned properties		5.77		196,838	255,307

Secured revolving credit facility:
Tranche I	LIBOR + 3.25	3.55		95,000	—	3/1/2014	Interest only
Tranche II	N/A	N/A		N/A	30,000
Tranche I	N/A	N/A		N/A	15,000

Total / weighted average secured revolving credit facility		3.55		95,000	45,000

Term Loan	LIBOR + 3.75	4.05		80,800	—	8/2/2014	Interest only

Consolidated real estate partnerships:
Alamance Regional Mebane Outpatient Center	LIBOR + 1.30	1.60		10,873	10,838	5/15/2012	30
Alamance Regional Mebane Outpatient Center	LIBOR + 4.00	4.30		1,461	1,470	5/15/2012	30
Lancaster ASC MOB	LIBOR + 1.20	5.23	(2)	9,976	10,210	3/2/2015	25
Good Sam Medical Office Building	7.85	7.85	(9)	12,281	—	6/30/2015	25	(6)
English Road Medical Center	4.99	4.99		5,040	5,162	4/1/2016	25
Woodlands Center for Specialized Medicine	LIBOR + 1.50	6.21	(2)	16,311	16,610	9/26/2018	25
Bonney Lake Medical Office Building	LIBOR + 3.25	6.44	(2)	10,565	2,937	2/5/2019	25	(6)
Medical Center Physicians Tower	LIBOR + 2.50	6.19	(2)	14,450	14,707	3/1/2019	25

Total / weighted average consolidated real estate partnerships		5.63		80,957	61,934

Total / weighted average debt				453,595	362,241
Unamortized premium				39	62

Total / weighted average debt		4.97		$453,634	$362,303

(1)	Minimum interest of 6.00%.

(2)	Represents the fixed rate for floating rate loans that have been swapped to fixed.

(3)	Interest only through November 2012. Principal and interest payments from December 2012 through November 2014.

(4)	Maximum interest of 8.25%; minimum interest of 3.25%.

(5)	Interest Rate of 5.5% during construction period.

(6)	Interest only during construction period.

(7)	Maximum interest of 6.50%.

(8)	Interest only through June 2012. Principal and interest payments from July 2012 through June 2017.

(9)	Interest of 7.85% during construction, 7.5% @ occupancy, 7.1% @ 75% occupancy with $1,615,000 NOI.

The LIBOR rate was 0.30% and 0.26% at December 31, 2011 and 2010, respectively. The prime rate was 3.25% at December 31, 2011 and 2010.

At December 31, 2011, we believe we were in compliance with all of our loan covenants.

COGDELL SPENCER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial covenants related to our secured revolving credit facility (“Credit Facility”) and our secured term loan facility (the “Term Loan Facility”) require a minimum fixed charge coverage ratio (ratio of adjusted consolidated earnings before interest taxes and depreciation for a trailing 12 month period, as defined in the facilities, to fixed charges, representing interest, scheduled principal payments and preferred dividends) of 1.35 to 1.00 through March 31, 2012, and 1.50 to 1.00 beginning April 1, 2012 through the initial maturity of the facilities. As of December 31, 2011, our ratio for this covenant was 1.44 to 1.00. Should our ratio for this covenant fall below 1.35 to 1.00 for the first quarter of 2012 or below 1.50 to 1.00 for quarters subsequent to first quarter 2012, then we will be in default on the facilities’ agreements and may be required to repay the outstanding balances or pay a default rate interest rate.

Secured Revolving Credit Facility

On March 1, 2011, we amended and restated our Credit Facility. This $200.0 million Credit Facility is held with a syndicate of financial institutions. The Credit Facility is available (1) to fund working capital and other general corporate purposes, (2) to finance acquisition and development activity, and (3) to refinance existing and future indebtedness. The Credit Facility permits us to borrow, subject to borrowing base availability, up to $200.0 million of revolving loans, with sub-limits of $25.0 million for swingline loans and $25.0 million for letters of credit. As of December 31, 2011, the maximum available borrowings under the Credit Facility was $121.5 million based on 70% of the value of the aggregate property pledged as collateral. As of December 31, 2011, there was $18.5 million available under the Credit Facility as $95.0 million was outstanding and $8.0 million of availability was restricted related to outstanding letters of credit. We have the ability to increase the availability by pledging additional unencumbered property to the Credit Facility.

The Credit Facility also allows for up to $150.0 million of increased availability (to a total aggregate available amount of $350.0 million), at our request but subject to each lender’s option to increase its commitment. The interest rate on loans under the Credit Facility equals, at our election, either (1) LIBOR (0.30% as of December 31, 2011) plus a margin of between 275 to 350 basis points based on our total leverage ratio (3.25% as of December 31, 2011) or (2) the higher of the federal funds rate plus 50 basis points or Bank of America, N.A.’s prime rate (3.25% as of December 31, 2011) plus a margin of between 175 to 250 (2.25% as of December 31, 2011) basis points based on our total leverage ratio.

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

On August 1, 2011, we entered into Amendment No. 2 to the Credit Facility (“Amendment No. 2 to the Credit Facility”). Amendment No. 2 to the Credit Facility modified, among other things, the financial covenant to exclude the Term Loan Facility, discussed below, from the calculation of the secured recourse indebtedness ratio and to decrease the maximum secured recourse indebtedness ratio to 15%. Prior to Amendment No. 2 to the Credit Facility, we entered into Amendment No. 1 to the Credit Facility (“Amendment No. 1 to the Credit Facility”) to make a non-material change to revise a negative covenant that unintentionally restricted our ability to incur liens securing recourse indebtedness for us or our subsidiaries.

COGDELL SPENCER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Term Loan

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

Borrowings under the Term Loan Facility bear interest at either (1) LIBOR (0.30% as of December 31, 2011) plus a margin of between 325 to 400 basis points based on our total leverage ratio (3.75% as of December 31, 2011) or (2) the higher of the federal funds rate plus 50 basis points or Bank of America, N.A.’s prime rate (3.25% as of December 31, 2011) plus a margin of between 225 to 300 (2.75% as of December 31, 2011) basis points based on our total leverage ratio.

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

In December 2010, we repaid $50.0 million outstanding under the 2008 amended senior secured term facility (the “2008 Term Loan”) in full and there was no amount outstanding as of December 31, 2010.

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

COGDELL SPENCER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Scheduled maturities

Our mortgages are collateralized by property and principal and interest payments are generally made monthly. Scheduled maturities of mortgages and notes payable (excluding amortized premium) under the Credit Facility and the Term Loan Facility as of December 31, 2011, are as follows (in thousands):

September 30,
For the year ending:
2012	$21,516
2013	17,626
2014	256,765
2015	22,312
2016	22,423
Thereafter	112,953

$453,595

As of December 31, 2011, we had $21.5 million of principal and maturity payments related to mortgage notes payable due in 2012. The $21.5 million is comprised of $5.1 million for principal amortization and $16.4 million for maturities. We believe we will be able to refinance or extend the remaining $16.4 million of 2012 balloon maturities as a result of the current loan to value ratios at individual properties and preliminary discussions with lenders.

11. Derivative Financial Instruments

Interest rate swap and interest rate cap agreements are utilized to reduce exposure to variable interest rates associated with certain mortgage notes payable. These agreements involve an exchange of fixed and floating interest payments without the exchange of the underlying principal amount (the “notional amount”) or a cap on the referenced rate. The interest rate swap and interest rate cap agreements are reported at fair value in the consolidated balance sheet within “Other assets” or “Other liabilities” and changes in the fair value, net of tax where applicable, are reported in accumulated other comprehensive income (loss) (“AOCI”) exclusive of ineffective amounts. Ineffective amounts of change in the fair value, net of tax where applicable, are reported in income. Ineffectiveness may occur due to derivative overperformance, which is generally caused by a lack of notional on the debt or differences in reset terms between the debt and the derivative. The following table summarizes the terms of our interest rate swap agreements and their fair values at December 31, 2011 and December 31, 2010 (dollars in thousands):

	xxx	xxx	xxx	xxx	xxx	xxx	xxx	xxx	xxx
	As of December 31, 2011					December 31, 2011		December 31, 2010
	Notional			Effective	Expiration
Entity/Property	Amount	Receive Rate	Pay Rate	Date	Date	Asset	Liability	Asset	Liability
River Hills Medical Plaza	$2,943	1 Month LIBOR	1.78%	1/15/2009	1/31/2012	$—	$4	$—	$50
HealthPartners Medical Office Building	11,572	1 Month LIBOR	3.55%	6/1/2010	11/1/2014	—	960	—	899
Lancaster ASC MOB	10,138	1 Month LIBOR	4.03%	3/14/2008	3/2/2015	—	1,032	—	938
Bonney Lake MOB Investors LLC	11,474	1 Month LIBOR	3.19%	10/1/2011	10/1/2016	—	1,053	—	—
Woodlands Center for Specialized Medicine	16,311	1 Month LIBOR	4.71%	4/1/2010	10/1/2018	—	3,323	—	2,200
Medical Center Physicians Tower	14,450	1 Month LIBOR	3.69%	9/1/2010	3/1/2019	—	2,001	—	921
University Physicians—Grants Ferry	10,219	1 Month LIBOR	3.70%	10/1/2010	4/1/2019	—	1,426	—	654
East Jefferson Medical Plaza	n/a	n/a	n/a	n/a	n/a	—	—	—	173
Beaufort Medical Plaza(1)	n/a	n/a	n/a	n/a	n/a	—	—	—	107
Cogdell Spencer LP(1)	n/a	n/a	n/a	n/a	n/a	—	—	—	162
St. Francis Community MOB LLC(1)	n/a	n/a	n/a	n/a	n/a	—	—	—	102
St. Francis Medical Plaza (Greenville)(1)	n/a	n/a	n/a	n/a	n/a	—	—	—	109

						$—	$9,799	$—	$6,315

(1)	Interest rate swap agreement expired 2011.

The following table summarizes the terms of the interest rate cap agreement and its fair value at December 31, 2011 and December 31, 2010 (dollars in thousands):

	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx
	As of December 31, 2011					December 31, 2011		December 31, 2010
	Notional			Effective	Expiration
Entity/Property	Amount	Receive Rate	Strike Rate	Date	Date	Asset	Liability	Asset	Liability
Rocky Mount Medical Park LP	$10,100	1 Month LIBOR	3.00%	2/1/2011	10/22/2014	$15	$—	$—	$—

COGDELL SPENCER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the effect of our derivative financial instruments designated as cash flow hedges (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	Gain or (Loss) Recognized in AOCI, Noncontrolling Interests in Operating Partnership, and Noncontrolling Interests in Real Estate Partnerships - Effective Portion (1)	Location of Gain or (Loss) Reclassified from AOCI, Noncontrolling Interests in Operating Partnership, and Noncontrolling Interests in Real Estate Partnerships into Income - Effective Portion	Gain or (Loss) Reclassified from AOCI, Noncontrolling Interests in Operating Partnership, and Noncontrolling Interests in Real Estate Partnerships into Income - Effective Portion (1)	Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
For the year ended:
December 31, 2011	$(3,633)	Interest Expense	$(3,184)	Interest rate derivative expense	$—
December 31, 2010	$(2,328)	Interest Expense	$(2,390)	Interest rate derivative expense	$(371)

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

The following tables present information about our assets and liabilities measured at fair value on a recurring basis for the periods shown, and indicates the fair value hierarchy referenced in Note 2 of these Consolidated Financial Statements of the valuation techniques utilized by us to determine such fair value (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Fair Value Measurements as of
	December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets-
Interest rate cap agreement	$15	$—	$15	$—

Liabilities-
Interest rate swap agreements	$(9,799)	$—	$(9,799)	$—

	September 30,	September 30,	September 30,	September 30,
	Fair Value Measurements as of
	December 31, 2010
	Total	Level 1	Level 2	Level 3
Liabilities-
Interest rate swap agreements	$(6,315)	$—	$(6,315)	$—

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

The MEA Holdings, LLC $100.0 million interest rate swap agreement was designated as a hedge instrument from its inception through June 3, 2009, the date of the $50.0 million repayment and amendment of the 2008 Term Loan. The agreement was not designated as a hedge instrument from June 4, 2009, through July 19, 2009. On July 20, 2009, the agreement was re-designated as a hedge instrument and was used to fix the floating rate portion on $50.0 million outstanding under the 2008 Term Loan and $50.0 million outstanding under the Credit Facility. On May 19, 2010, we repaid $25.0 million that was outstanding under the Credit Facility. Due to the outstanding one month LIBOR variable rate debt falling to a level that the hedge designation no longer supported, the swap was de-designated on May 19, 2010. The agreement was not designated as a hedge instrument from May 20, 2010, through May 24, 2010. On May 25, 2010, the agreement was re-designated as a hedge instrument and was used to fix the floating rate portion on the $50.0 million outstanding under the 2008 Term Loan and $25.0 million outstanding under the Credit Facility. On December 20, 2010, we terminated the $100.0 million interest rate swap agreement and paid a termination fee, inclusive of accrued interest, of $0.6 million.

COGDELL SPENCER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Commitments and Contingencies

Construction in Progress

Construction in progress at December 31, 2011, consisted of the following (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
		Estimated	Net Rentable		Estimated
		Completion	Square Feet	Investment	Total
Property	Location	Date	(unaudited)	to Date	Investment
St Lukes Medical Office Building	Duluth, MN	3Q 2012	176,000	$10,043	$27,800
Land and pre-construction developments			—	2,214	—

			176,000	$12,257	$27,800

As of December 31, 2011, we did not have any material purchase commitments outstanding.

Operating Leases

We make payments under operating lease agreements relating to building leases, equipment leases, and ground and air rights leases related to many of our properties. Rent expense for the year ended December 31, 2011 was $5.3 million. Future minimum lease commitments under these leases are as follows:

September 30,
For the year ending:
2012	$5,319
2013	4,828
2014	4,359
2015	4,184
2016	3,741
Thereafter	42,463

$64,894

Many of the ground and air rights leases effectively limit our control over various aspects of the operation of the applicable building, restrict our ability to transfer the building and allow the lessor the right of first refusal to purchase the building and improvements. All the ground and air rights leases provide for the property to revert to the lessor for no consideration upon the expiration of the ground and air rights lease. Many of the ground and air rights leases have extension options. At December 31, 2011, we hold 34 ground and air rights leases that are due to expire between the years 2017 and 2111.

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

COGDELL SPENCER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 29, 2011, a complaint was filed in the Superior Court for State of North Carolina, Mecklenburg County, against us, our directors and Ventas on behalf of a putative class of similarly situated investors, alleging that the our board of directors breached its fiduciary duties regarding the Company Merger and that Ventas aided and abetted the alleged breach of fiduciary duties. Beginning on January 4, 2012, six other putative class action suits were filed in the Maryland Circuit Court for Baltimore City against the same defendants and alleging similar breach of fiduciary duty and aiding and abetting claims, although certain complaints also named our Operating Partnership, MergerSub and OP MergerSub as defendants. On January 27, 2012, we also received a letter from an entity purporting to be a stockholder demanding that the board terminate the Company Merger and the sale of the Erdman business and that the board conduct an investigation into the Company Merger and the sale of the Erdman business. The letter also made a request for access to certain books and records of the company related to the Company Merger and the sale of the Erdman business. The cases pending in Maryland were consolidated by the Court on January 31, 2012. On February 3, 2012, the plaintiff in the North Carolina action filed an amended complaint, and on February 9, 2012, the plaintiffs in the Maryland action filed an amended complaint, including the class and derivative actions. All of the pending cases ask that the Company Merger be enjoined and seek other unspecified monetary relief. On February 21, 2012, defendants moved to dismiss the amended complaint.

On February 29, 2012, we entered into a memorandum of understanding with the plaintiffs in the Maryland and North Carolina cases regarding the settlement of the pending claims. Pursuant to the terms of the proposed settlement, we agreed to make certain supplemental disclosures related to the proposed Company Merger. The memorandum of understanding contemplates that the parties will enter into a settlement agreement after a period of confirmatory discovery, which will be subject to customary conditions, including court approval following notice to our stockholders. In the event the parties enter into a settlement agreement, a hearing will be scheduled in which the Maryland Court will consider the fairness, reasonableness, and adequacy of the settlement. If the settlement is finally approved by the Court, it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the proposed Merger, the Merger Agreement, and any disclosure made in connection therewith, among other claims, pursuant to terms that will be disclosed to stockholders prior to final approval of the settlement.

In addition, in connection with the settlement, the parties contemplate that plaintiffs’ counsel will file a petition in the Maryland Court for an award of attorneys’ fees and expenses to be paid by or on behalf of Defendants, which Defendants may oppose. Defendants will pay or cause to be paid any attorneys’ fees and expenses awarded by the Maryland Court. There can be no assurance that the parties will ultimately enter into a settlement agreement or that the Maryland Court will approve the settlement even if the parties were to enter into a settlement agreement. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.

One of the conditions to the closing of the Mergers is that no decree, ruling, judgment, decision, order or injunction shall have been entered by any court of competent jurisdiction that has the effect of prohibiting or restraining the completion of the Mergers. If for any reason the cases are not settled and if any of the plaintiffs are successful in obtaining an injunction prohibiting the defendants from completing the Mergers, then such injunction may prevent the Mergers from becoming effective or from becoming effective within the expected timeframe. [In addition, if any suit, action or proceeding before any court or other governmental entity shall have been instituted or shall be pending, with respect to certain matters

COGDELL SPENCER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

disclosed in the merger agreement disclosure schedule, where an unfavorable outcome in such suit, action or proceeding would, in the sole and absolute discretion of Ventas, adversely affect the anticipated business or economic benefits to Ventas and its affiliates of the transactions contemplated by the merger agreement, the Mergers will not be completed. If completion of the Mergers is prevented or delayed, it could result in substantial costs to us. In addition, we could incur costs associated with the indemnification of our directors and officers.

For the year ended December 31, 2011, an arbitrator awarded $2.5 million to plaintiffs in a case in which we were named as the defendant. We accrued $1.5 million of this award during 2011 and accrued $1.0 million during 2009. We paid the $2.5 million award in 2011.

For the year ended December 31, 2011, we settled a separate case for $0.5 million in cash in which we were the plaintiff. We recorded a litigation gain of $0.5 million in 2011.

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

Employees

We have employment agreements with certain of our executive officers, the terms of which expire at various times through 2013. Such agreements, which have been revised from time to time, provide for salary amounts and cash and equity incentive bonuses that are payable if specified annual management goals or project completions are attained. The aggregate commitment for future salaries at December 31, 2011, excluding bonuses, was approximately $1.4 million.

13. Equity

Preferred Shares

There were 2.9 million shares of our 8.500% Series A cumulative redeemable perpetual preferred stock (“Series A preferred shares”) outstanding at December 31, 2011. The Series A preferred shares have no stated maturity and are not subject to any sinking fund or mandatory redemption. Upon certain circumstances upon a change of control, the Series A preferred shares are convertible to common shares. Holders of Series A preferred shares have no voting rights, except under limited conditions, and holders are entitled to receive cumulative preferential dividends. Dividends are payable quarterly in arrears on the first day of March, June, September, and December.

The following is a summary of changes of our Series A preferred shares for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	September 30,	September 30,	September 30,
	For the Twelve Months Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Preferred shares at beginning of period	2,600	—	—
Issuance of preferred shares	340	2,600	—

Preferred shares at end of period	2,940	2,600	—

COGDELL SPENCER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2011, there were 58.6 million OP Units outstanding, of which 51.2 million, or 87.4%, were owned by us and 7.4 million, or 12.6%, were owned by other partners, including certain directors, officers and other members of executive management. As of December 31, 2011, the fair market value of the OP Units not owned by us was $31.4 million, based on a market value of $4.25 per unit, which was the closing stock price of our shares on December 31, 2011.

The following is a summary of changes of our common stock for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	September 30,	September 30,	September 30,
	For the Twelve Months Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Common stock shares at beginning of period	50,870	42,729	17,699
Issuance of common stock	—	7,208	23,000
Conversion of OP Units to common stock	249	376	2,017
Issuance of restricted stock grants	38	557	13

Common stock shares at end of period	51,157	50,870	42,729

The following is net loss attributable to Cogdell Spencer Inc. and the issuance of common stock in exchange for redemptions of OP Units for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	September 30,	September 30,	September 30,
	For the Twelve Months Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Net loss attributable to Cogdell Spencer Inc. common shareholders	$(36,961)	$(104,089)	$(69,728)
Increase in Cogdell Spencer Inc. additional paid-in capital for the conversion of OP units into common stock	709	1,959	18,830

Change from net loss attributable to Cogdell Spencer Inc. common shareholders and transfers from noncontrolling interests	$(36,252)	$(102,130)	$(50,898)

Noncontrolling Interests in Real Estate Partnerships

Noncontrolling interests in real estate partnerships at December 31, 2011 and 2010 relate to the consolidated entities referenced in Note 4 of these Consolidated Financial Statements. See Note 5 of these Consolidated Financial Statements for additional information regarding our investments in real estate partnerships.

Dividends and Distributions

During 2011, we paid four quarterly dividends of $0.10 per share or unit, totaling $0.40 per share or unit for the year. These quarterly distributions were paid in January, April, July, and October 2011. Total dividends paid to common stockholders during 2011 were $20.3 million. Total distributions paid to OP Unitholders, excluding inter-company distributions, during 2011 totaled $3.0 million.

COGDELL SPENCER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 19, 2011, we announced that our Board of Directors had declared a quarterly dividend of $0.10 per share and operating partnership unit that was paid in cash on January 19, 2012 to holders of record on December 27, 2011.

On February 2, 2012, we announced that our Board of Directors had declared a quarterly dividend of $0.531 per share on our Series A preferred shares for the period from December 1, 2011, to February 29, 2012. The dividend was paid on March 1, 2012, to shareholders of record on February 16, 2012.

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

The dividends of $0.40 per share paid during 2011 are classified for income tax purposes as 45.0% taxable ordinary dividend, 5.0% capital gain (2.5% long term capital gain and 2.5% unrecaptured Section 1250 gain) and 50.0% return of capital. No portion of the dividends constitutes “qualified dividends” eligible for the reduced rates on dividends.

14. Income Taxes

TRS Holdings is a taxable entity and its consolidated income tax benefit consisted of the following for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	September 30,	September 30,	September 30,
	For the Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Current:
Federal	$—	$—	$(566)
State	—	—	(131)
Deferred tax expense (benefit) on intersegment profits	75	67	(2,813)

Total current	75	67	(3,510)

Deferred:
Federal	—	(14,001)	(15,679)
State	—	(2,418)	(2,935)

Total deferred	—	(16,419)	(18,614)

Income tax expense (benefit)	$75	$(16,352)	$(22,124)

The effective income tax rate is 0.2%, (12.7%), and (18.2%) for the years ended December 31, 2011, 2010, and 2009, respectively. The actual tax provision differed from that computed at the federal statutory corporate rate as follows (in thousands):

	September 30,	September 30,	September 30,
	For the Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Federal tax benefit at 35% statutory rate	$(11,940)	$(48,480)	$(42,505)
State income tax benefit, net of federal benefit	(1,211)	(946)	(1,955)
Deferred tax expense (benefit) on intersegment profits	75	67	(2,813)
Nondeductible expenses, primarily goodwill	34	24,534	25,016
Valuation allowance	13,338	8,718	—
Other, net	(221)	(245)	133

Income tax expense (benefit)	$75	$(16,352)	$(22,124)

COGDELL SPENCER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below (in thousands):

	September 30,	September 30,
	As of December 31, 2011	As of December 31, 2010
Deferred tax assets:
Intangibles	$9,384	$1,844
Net operating loss carryforward	6,809	3,309
Deferred interest expense	4,343	3,640
Accrued expenses and other items	1,763	2,513
Allowance for doubtful accounts receivable	1,158	1,158
Other items	792	—

Total deferred tax assets	24,249	12,464
Deferred tax liabilities:
Corporate property, plant, and equipment	—	(1,107)
Intangibles	—	(450)
Prepaid expenses	(300)	(303)
Other items	(58)	(51)

Total deferred tax liabilities	(358)	(1,911)

Net deferred tax asset (liability) before valuation allowance	23,891	10,553
Valuation allowance	(23,891)	(10,553)

Net deferred tax liability	$—	$—

When goodwill is impaired, such impairment is treated as being of permanent in character (meaning it has no effect on deferred taxes) unless the amount that the goodwill is being impaired to is less than the original amount of tax basis in goodwill. If the amount that goodwill is impaired to is less than the original amount of tax basis in the goodwill there will be an adjustment to deferred taxes. There was an $8.9 million and $6.3 million benefit under the policy described above for the years ended December 31, 2011 and 2010, respectively.

At December 31, 2011, there was $4.3 million of deferred tax assets related to inter-company interest expense, which has an unlimited carryforward period, $5.7 million related to federal net operating loss carryforwards that will begin to expire in 2030, and $1.1 million related to state net operating loss carryforwards that will expire between 2015 and 2031.

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

There was an insignificant amount of penalties or interest recorded during the years ended December 31, 2011, 2010, and 2009. We have an insignificant amount of unrecognized tax benefits. For tax years 2008, 2009, 2010 and 2011, the United States federal and state tax returns are open for examination.

15. Incentive and Share-Based Compensation

Our 2005 and 2010 Long-Term Stock Incentive Plans (“Incentive Plans”) provides for the grant of incentive awards to employees, directors and consultants to attract and retain qualified individuals and reward them for superior performance in achieving the Company’s business goals and enhancing stockholder value. Awards issuable under the incentive award plan include stock options, restricted stock, dividend equivalents, stock appreciation rights, LTIP units, cash performance bonuses and other incentive awards. Only employees are eligible to receive incentive stock options under the incentive award plan. We have reserved a total of 2,512,000 shares of common stock for issuance pursuant to the incentive award plan, subject to certain adjustments set forth in the plan. Each LTIP unit issued under the incentive award plan will count as one share of stock for purposes of calculating the limit on shares that may be issued under the plan. A total of 763,117 shares of common stock are available for future grant under the Incentive Plans at December 31, 2011.

COGDELL SPENCER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recognized total incentive compensation expenses of $0.9 million, $1.6 million, and $1.7 million for the years ended December 31, 2011, 2010, and 2009, respectively.

In September 2010, we issued 447,094 shares of restricted common stock to our President and Chief Executive Officer, Mr. Raymond Braun, as a performance award grant. The restricted common stock vests, subject to the satisfaction of pre-established performance measures, 100% on December 31, 2013, or earlier if Mr. Braun is terminated without cause. The restricted common stock was valued at $5.99 per share, the closing common stock price on the NYSE on the grant date for accounting purposes of June 30, 2011, which was the date our Board of Directors approved the performance criteria. At December 31, 2011, we have no expense accrued as it is not probable that we will meet the specified performance measures. Upon a change of control of the Company, these shares of restricted common stock will vest immediately upon the change of the control event.

In March 2008, we issued an aggregate 156,740 LTIP units, of which 20%, or 31,347, vested upon issuance. The remaining 80% will vest if, and when, we achieve certain performance standards as provided in the awards. The one time award was granted in recognition of the role played by certain employees in guiding us through the acquisition of MEA Holdings, Inc. The LTIP units were valued at $15.72 per unit, which was our closing stock price on the grant date. Any portions of the unvested LTIP units that are not vested as of December 2015 are forfeited. During 2011, 18,227 LTIP Units vested in connection with Mr. Cogdell’s retirement agreement. During 2010, 48,738 LTIP units vested in connection with Mr. Spencer’s retirement agreement. During 2008, 7,524 LTIP units were forfeited due to a termination of employment. We have assessed the probability of the performance conditions being achieved and have recorded no compensation expense in 2009 and 2010 related to these awards.

The following is a summary of restricted stock and LTIP unit activity for the year ended December 31, 2011 (in thousands, except weighted average grant price):

	September 30,	September 30,	September 30,
	Restricted Stock	LTIP Units	Weighted Average Grant Price
Unvested balance at January 1, 2011	75	65	$10.69
Granted	464	244	4.98
Vested	(17)	(246)	5.29
Forfeited	—	(20)	11.71

Unvested balance at December 31, 2011	522	43	$6.62

The outstanding unvested awards as of December 31, 2011 are scheduled to vest as follows, subject where applicable to the achievement of performance targets. As described above, certain performance targets are not yet established.

	September 30,	September 30,
	Restricted	LTIP
Vesting Date	Stock	Units
2011	—	—
2012	—	3
2013	522	3
2014	—	3
2015	—	34

Total	522	43

16. 401(k) Savings Plans

We sponsor a 401(k) plan covering substantially all of our corporate and Property Operations employees. The plan provides for matching as well as profit-sharing contributions. Profit-sharing contributions are made at our management’s discretion and are allocated to participants based on their level of compensation. Profit-sharing contributions were not paid in 2011, 2010, or 2009. We matched 0% of the employees’ contributions to the plan in 2011 and 2010 and matched 100% of the employees’ contributions to the plan up to a maximum of 4% of compensation in 2009. The 401(k) matching expense for the years ended December 31, 2011 and 2010 was zero and for the years ended December 31, 2009 was approximately $0.1 million.

COGDELL SPENCER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We sponsor a 401(k)/profit sharing plan covering substantially all of our Design-Build and Development salaried employees. We determine the contribution to the plan annually and are limited, by law, to 25% of the annual aggregate compensation of those employees eligible for participation in the plan. There were no profit sharing contributions made during the year ended 2011, 2010, or 2009. The total expense charged to “Costs related to contract and other revenues” and “Selling, general, and administrative expenses” for this plan for the year ended December 31, 2009 was approximately $0.7 million and $0.2 million, respectively.

17. Related Party Transactions

During 2009, we had certain design-build contracts for the construction of healthcare facilities with certain entities in which Mr. Lubar, a member of our Board of Directors during 2009, had an indirect ownership interest. In addition, Mr. Ransom, both a member of our Board of Directors and an employee during 2009, and certain members of senior management have a direct ownership in the entities. The total amount of the contracts was $30.7 million and construction was in process at the time we acquired our Design-Build and Development operations.

During 2009, construction was completed and we recognized $3.0 million in revenue. As of December 31, 2009, we had no accounts receivable or billings in excess of costs and estimated earnings on uncompleted contracts. There was no activity related to these projects during the year 2011 or 2010.

18. Additional Information

During 2010, we incurred a $2.5 million charge, net of tax benefit, related to the retirement of our Chief Executive Officer and a $1.5 million charge related to the retirement of our former chairman of the Board, Mr. Cogdell, in accordance with their employment agreements. These expenses are included in selling, general and administrative in the consolidated statement of operations.

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

COGDELL SPENCER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Selected Quarterly Financial Information (unaudited)

The tables below reflect our selected quarterly information for the years ended December 31, 2011 and 2010 (in thousands, except per share amounts).

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Total revenue	$50,638	$47,177	$41,578	$39,144

Loss from continuing operations available to Cogdell Spencer Inc. common shareholders	$(27,011)	$(1,834)	$(4,986)	$(3,130)

Net loss available to Cogdell Spencer Inc. common shareholders	$(27,011)	$(1,834)	$(4,986)	$(3,130)

Per share—basic and diluted:
Net loss per common share available to Cogdell Spencer Inc. common shareholders	$(0.53)	$(0.04)	$(0.10)	$(0.06)

Weighted average shares—basic and diluted	51,125	51,080	51,058	51,009

	Three Months Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Total revenue	$48,498	$39,309	$37,009	$57,602

Income (loss) from continuing operations available to Cogdell Spencer Inc. common shareholders	$(93,515)	$(1,838)	$(12,267)	$3,301

Income (loss) from discontinued operations available to Cogdell Spencer Inc. common shareholders	—	—	246	(15)

Net income (loss) available to Cogdell Spencer Inc. common shareholders	$(93,515)	$(1,838)	$(12,021)	$3,286

Per share—basic and diluted:
Net income (loss) per common share available to Cogdell Spencer Inc. common shareholders	$(1.84)	$(0.04)	$(0.26)	$0.08

Weighted average shares—basic and diluted	50,745	50,083	46,111	42,768

COGDELL SPENCER INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

						Cost	Gross Amount at Which Carried at
				Initial Costs (I)		Capitalized	December 31, 2011
					Building and	Subsequent to					Date
					Improvements	Acquisition or		Building and		Accumulated	Constructed		Date
Property Name	Location	Encumbrances		Land	(A)	Development	Land	Improvements (A)	Total (B)	Depreciation	(C)		Acquired
Verdugo Hills Professional Bldg I	California	(H	)	$1,218	$8,228	$1,946	$1,226	$10,166	$11,392	$3,249	1972		2006
Verdugo Hills Professional Bldg II	California	(H	)	3,531	8,915	1,348	3,555	10,239	13,794	2,697	1987		2006
Woodlands Center for Specialized Med (J)	Florida	16,311		4,038	18,443	60	4,038	18,503	22,541	1,328	2009	(K)	2008	(K)
Augusta POB I	Georgia	(H	)	259	8,431	2,600	260	11,030	11,290	3,387	1978		2005
Augusta POB II	Georgia	(H	)	602	10,646	1,639	605	12,282	12,887	3,787	1987		2005
Augusta POB III	Georgia	(H	)	339	3,986	681	341	4,665	5,006	1,520	1994		2005
Augusta POB IV	Georgia	(H	)	551	4,672	632	554	5,301	5,855	1,752	1995		2005
Summit Professional Plaza I	Georgia	5,096		1,180	6,021	20	1,181	6,040	7,221	982	2004		2007
Summit Professional Plaza II	Georgia	10,829		2,000	12,684	213	2,001	12,896	14,897	1,822	1998		2007
Methodist Professional Center One	Indiana	(M	)	—	37,830	4,642	—	42,472	42,472	9,132	1985		2006
OLBH Same Day Surgery Ctr, MOB, Garage	Kentucky	(H	)	—	13,938	374	—	14,312	14,312	4,068	1997		2005
St. Elizabeth Covington	Kentucky	—			11,415	—		11,415	11,415	144	2009		2011
St. Elizabeth Florence Medical Office Bldg	Kentucky	(M	)		5,306	15		5,321	5,321	175	2005		2011
East Jefferson Medical Plaza	Louisiana	(M	)	—	16,525	226	—	16,751	16,751	2,474	1996		2008
East Jefferson MOB	Louisiana	8,486		—	12,239	1,214	—	13,453	13,453	3,977	1985		2005
Health Partners Medical & Dental Clinics	Minnesota	11,817		2,343	12,737	—	2,343	12,737	15,080	822	2010	(K)	2009	(K)
University Physicians—Grants Ferry	Mississippi	10,219		1,787	11,571	—	1,787	11,571	13,358	648	2010	(K)	2009	(K)
Central New York Medical Center and Garage	New York	24,500		2,112	32,700	212	2,113	32,911	35,024	4,037	1997		2007
Alamance Regional Mebane Outpatient Ctr (J)	North Carolina	12,334		—	15,757	2,516	—	18,273	18,273	2,388	2008	(K)	2007	(K)
Barclay Downs	North Carolina	4,172		2,084	3,363	431	2,097	3,781	5,878	1,851	1987		2005
Birkdale II	North Carolina	(H	)	142	992	73	142	1,065	1,207	336	2001		2005
Birkdale Wellness, Bldgs C,D, E	North Carolina	(H	)	1,087	5,829	215	1,095	6,036	7,131	2,063	1997		2005
Copperfield Medical Mall	North Carolina	(D	)	1,380	4,047	125	1,389	4,163	5,552	2,118	1989		2005
East Rocky Mount Kidney Center	North Carolina	(H	)	260	1,194	28	261	1,221	1,482	437	2000		2005
English Road Medical Center (J)	North Carolina	5,040		228	4,990	56	228	5,046	5,274	2,379	2002		2006
Gaston Professional Center, Gaston Ambulatory
Surgery Center, Gaston Parking	North Carolina	(H	)	—	21,358	2,130	—	23,488	23,488	12,793	1997		2005
Gateway Medical Office Building	North Carolina	(H	)	—	9,281	1,563	—	10,844	10,844	3,585	2005		2005
Harrisburg Family Physicians	North Carolina	—		270	509	443	271	951	1,222	295	1996		2005
Harrisburg Medical Mall	North Carolina	(D	)	441	1,722	18	443	1,738	2,181	681	1997		2005
Lincoln/Lakemont Family Practice Center	North Carolina	(I	)	270	1,025	300	271	1,324	1,595	620	1998		2005
Mallard Crossing Medical Park	North Carolina	(H	)	1,256	4,626	1,216	1,266	5,832	7,098	1,697	1997		2005
Medical Arts Building	North Carolina	(H	)	—	7,446	1,592	—	9,038	9,038	2,415	1997		2005
Midland Medical Park	North Carolina	(D	)	288	1,134	302	289	1,435	1,724	604	1998		2005
Mulberry Medical Park	North Carolina	(M	)	—	2,283	437	—	2,720	2,720	1,160	1982		2005
Northcross Family Physicians	North Carolina	(I	)	270	498	148	271	645	916	315	1993		2005
Randolph Medical Park	North Carolina	(I	)	1,621	5,366	3,705	1,631	9,061	10,692	3,107	1973		2005
Rocky Mount Kidney Center	North Carolina	921		198	1,366	74	199	1,439	1,638	522	1990		2005
Rocky Mount Medical Park	North Carolina	10,088		982	9,854	5,023	990	14,869	15,859	4,916	1991		2005
Rowan Outpatient Surgery Center	North Carolina	3,052		399	4,666	39	401	4,703	5,104	1,411	2003		2005
Weddington Internal & Pediatric Medicine	North Carolina	(D	)	489	838	24	491	860	1,351	376	2000		2005
Doylestown Health & Wellness Center	Pennsylvania	—		4,418	15,379	67	4,418	15,446	19,864	337	2001		2011

COGDELL SPENCER INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

						Cost	Gross Amount at Which Carried at
				Initial Costs (I)		Capitalized	December 31, 2011
					Building and	Subsequent to					Date
					Improvements	Acquisition or		Building and		Accumulated	Constructed		Date
Property Name	Location	Encumbrances		Land	(A)	Development	Land	Improvements (A)	Total (B)	Depreciation	(C)		Acquired
Lancaster ASC MOB (J)	Pennsylvania	9,976		—	12,859	1,702	—	14,561	14,561	3,771	2007	(K)	2006	(K)
Lancaster Rehabilitation Hospital	Pennsylvania	11,344		—	11,748	2,031	—	13,779	13,779	1,850	2007	(K)	2006	(K)
200 Andrews	South Carolina	(H	)	—	2,663	1,317	—	3,980	3,980	1,389	1994		2005
Beaufort Medical Plaza	South Carolina	(M	)	—	7,399	174	—	7,573	7,573	1,766	1999		2005
Carolina Forest Medical Plaza	South Carolina	(H	)	—	7,416	160	—	7,576	7,576	1,829	2007	(K)	2006	(K)
Mary Black Westside Medical Office Bldg	South Carolina	(H	)	—	3,922	1,063	—	4,985	4,985	1,361	1991		2006
Medical Arts Center of Orangeburg	South Carolina	2,147		605	4,172	479	608	4,648	5,256	1,518	1984		2005
One Medical Park	South Carolina	4,594		—	8,767	2,526	—	11,293	11,293	2,814	1984		2005
Palmetto Health Parkridge	South Carolina	13,500		—	16,353	1,914	—	18,267	18,267	3,279	2003		2006
Providence MOB I	South Carolina	(E	)	—	5,152	340	1	5,491	5,492	1,449	1979		2005
Providence MOB II	South Carolina	(E	)	—	2,441	623	—	3,064	3,064	598	1985		2005
Providence MOB III	South Carolina	(E	)	—	5,459	843	1	6,301	6,302	1,384	1990		2005
River Hills Medical Plaza	South Carolina	(M	)	1,428	4,202	138	1,437	4,331	5,768	1,172	1999		2005
Roper Medical Office Building	South Carolina	9,122		—	11,586	2,810	—	14,396	14,396	4,465	1990		2005
Mount Pleasant Medical Office (Long Point)	South Carolina	(H	)	—	3,320	400	—	3,720	3,720	1,429	2001		2005
St Francis Medical Plaza (Charleston)	South Carolina	(H	)	—	3,792	2,464	—	6,256	6,256	3,225	2003		2005
St. Francis CMOB	South Carolina	(F	)	—	5,934	880	—	6,814	6,814	2,532	2001		2005
St. Francis Medical Plaza (Greenville)	South Carolina	(G	)	—	8,007	1,610	—	9,617	9,617	2,024	1998		2005
St. Francis Outpatient Surgery Center	South Carolina	(M	)		13,772	—		13,772	13,772	739	2001		2010
St. Francis Professional Medical Center	South Carolina	(F	)	—	5,522	1,502	—	7,024	7,024	2,403	1984		2005
St. Francis Women’s	South Carolina	(G	)	—	7,352	1,023	—	8,375	8,375	1,870	1991		2005
Three Medical Park	South Carolina	7,224		—	10,405	2,088	—	12,493	12,493	3,163	1988		2005
Health Park Medical Office Building	Tennessee	6,794		1,862	13,223	214	1,862	13,437	15,299	1,751	2004		2007
Medical Center Physicians Tower (J)	Tennessee	14,450		—	21,078	4,658		25,736	25,736	1,583	2010	(K)	2009	(K)
Peerless Crossing Medical Center	Tennessee	7,145		645	8,722	502	645	9,224	9,869	1,026	2006		2007
MRMC MOB I	Virginia	5,811		970	9,890	2,263	976	12,147	13,123	2,364	1993		2006
St. Mary's MOB North 6th & 7th floor	Virginia	—		—	3,880	355	—	4,235	4,235	1,005	1968		2008
Bonney Lake Medical Office Building (J)	Washington	10,565		3,146	18,940	—	3,146	18,940	22,086	268	2011	(K)	2010
Good Sam Medical Office Building (J)	Washington	12,281			27,916	—		27,916	27,916	89	2011	(K)	2010

Total		$237,818		$44,699	$625,702	$70,426	$44,833	$695,994	$740,827	$146,523

		(L	)

(A) -	Includes building and improvements, site improvements, furniture, fixtures, and equipment and construction in progress.

(B) -	The aggregate cost for federal income tax purposes was $762.6 million as of December 31, 2011. Depreciable lives range from 3-50 years.

(C) -	Represents the year in which the property was placed in service.

(D) -	Collateral for variable rate mortgage which had a balance of $7.8 million at December 31, 2011.

(E) -	Collateral for fixed rate mortgage which had a balance of $7.8 million at December 31, 2011.

(F) -	Collateral for variable rate mortgage which had a balance of $9 million at December 31, 2011.

(G) -	Collateral for variable rate mortgage which had a balance of $8.2 million at December 31, 2011.

(H) -	Collateral for the Credit Facility

(I) -	Collateral for fixed rate mortgage which had a balance of $7.1 million at December 31, 2011.

(J) -	A consolidated, less than 100% owned, real estate partnership.

(K) -	Represents development property, thus Date Acquired reflects the initiation of the first phase of construction and Date Constructed reflects when property began operations.

(L) -

Total mortgage notes payable on operational properties as of December 31, 2011 was $278 million and the Company had construction financing with a balance of $153 thousand for Duluth Medical Office Building (M)—Collateral for the Term Loan

COGDELL SPENCER INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

A summary of activity for real estate properties and accumulated depreciation is as follows:

	September 30,	September 30,	September 30,
	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Real estate properties:
Balance, beginning of period	$634,291	$561,124	$531,932
Property acquisitions	36,518	13,772	—
Development projects	50,002	49,516	22,469
Purchases of minority interests in Operating Partnership			—
Improvements	20,016	9,879	10,946
Discontinued Operations			(4,223)

Balance, end of period	$740,827	$634,291	$561,124

Accumulated depreciation:
Balance, beginning of period	$119,141	$93,247	$69,285
Depreciation	27,382	25,894	24,483
Discontinued Operations			(521)

Balance, end of period	$146,523	$119,141	$93,247

Item	9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2011.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our internal control over financial reporting as of December 31, 2011, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cogdell Spencer Inc.

Charlotte, North Carolina

We have audited the internal control over financial reporting of Cogdell Spencer Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated March 30, 2012 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule, and included explanatory paragraphs relating to substantial doubt about the Company’s ability to continue as a going concern, and relating to the proposed sale of the Company and the proposed sale of the design-build business.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

March 30, 2012

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

As discussed in Note 2 to our consolidated financial statements, in the event that the Company Merger is not completed, we may not remain in compliance with the minimum fixed charge coverage ratio and then we would be in default under the agreements for the Credit Facility and the Term Loan Facility and may be required to repay the outstanding balances. This condition raises substantial doubt about our ability to continue as a going concern, and our independent registered public accounting firm has included an explanatory paragraph in its audit report about our ability to continue as a going concern. As of March 27, 2012, we entered into Amendment and Waiver Agreements with respect to both the Credit Facility and the Term Loan Facility to, among other things, extend the time for delivery to our lenders of our audited financial statements with an unqualified opinion until April 20, 2012. If we do not close the Company Merger and the Loans are not repaid and we are not able to deliver audited financial statements with an unqualified opinion by April 20, 2012, we will be in default under both our Credit Facility and our Term Loan Facility.

PART III

Item 10	Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

In accordance with the provisions of our Charter and Bylaws, each member of the Board is elected at an annual meeting of stockholders and serves for a term expiring at the next annual meeting of stockholders and until his successor has been elected and qualifies, or until his earlier resignation or removal. The following table sets forth the name, age and the position(s) with us, if any, currently held by each director and executive officer:

Name	Age	Title
Raymond W. Braun	54	President, Chief Executive Officer and Director
John R. Georgius(1)(2)	67	Director
Richard B. Jennings(1)(2)	68	Director
Christopher E. Lee(2)(3)	63	Director
Richard C. Neugent(1)(3)	68	Director, Chairman of the Board
Randolph D. Smoak, Jr. M.D.(2)(3)	78	Director
Charles M. Handy	50	Executive Vice President, CFO and Secretary

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
(3)	Member of Nominating and Corporate Governance Committee

The Board believes that each of the directors has the key qualifications, skills and characteristics required of Board members and will contribute to an effective Board. Set forth below are descriptions of the backgrounds and principal occupations of each director and executive officer and the period during which each director has served on the Board. In addition to the above, the Board also considered the specific experience described in the biographical details that follow in determining to that such individuals qualified to serve as members of the Board.

Raymond W. Braun, President and Chief Executive Officer. Mr. Braun joined us as a member of the Board and as our Chief Executive Officer and President in September 2010. Mr. Braun attended Bowling Green State University. He graduated in 1980 with degrees in accounting and economics. After graduation, Mr. Braun attended the University of Pennsylvania Law School and graduated with his J.D. in 1983. After receiving his J.D., Mr. Braun practiced corporate and real estate law with a private law firm in Toledo, OH and Charlotte, NC. In 1993, Mr. Braun joined Health Care REIT, Inc., a publicly-traded health care real estate investment trust, and served as its Chief Financial Officer from July 2000 to March 2006, its President from May 2002 to January 2009, and as a member of its board of directors from May 2007 to January 2009. Prior to becoming Health Care REIT’s Chief Financial Officer, Mr. Braun also served in various capacities, including as its Chief Operating Officer, Executive Vice President, Assistant Vice President and Assistant General Counsel. Mr. Braun has been an active industry leader. He was a member of the Board of Directors and Chairman of the National Investment Center. He has also served as Chairman of the Seniors Housing Political Action Committee.

John R. Georgius, Director. Mr. Georgius has served as a member of the Board since our initial public offering in 2005 and is also the Chairman of our Audit Committee. During his 37 year banking career, Mr. Georgius’ executive positions included President and Chief Operating Officer at First Union Corporation, Vice Chairman and President of First Union National Bank and Senior Vice President and head of the trust division at First Union National Bank. Mr. Georgius was involved in over 140 acquisitions and brings first-hand knowledge of the banking industry to our Board. Mr. Georgius previously served as a director of First Union Corporation, First Union National Bank, VISA USA, and VISA International, and is an “audit committee financial expert,” as defined by the Securities and Exchange Commission (the “SEC”). Prior to his career in banking, Mr. Georgius received a B.B.A from Georgia State University and graduated from the American Bankers Association National Graduate Trust School at Northwestern University. Mr. Georgius currently sits on the Board and Audit Committee of a private company based in Hickory, North Carolina.

Richard B. Jennings, Director. Mr. Jennings has served as a member of the Board since 2005. Mr. Jennings’ experience in real estate, investment banking and business transitions led to a consulting arrangement during which he advised the Company throughout our initial public offering on the structure and terms of our formation transactions. Since 1993, Mr. Jennings has advised 19 management teams on their REIT IPOs. He is currently the President of Realty Capital International LLC, a position he has held since 1991. He is the former President of Jennings Securities LLC, a position he held from 1995-2006. Prior to serving these roles, Mr. Jennings served as Managing Director of Real Estate Finance at Drexel Burnham Lambert Incorporated, he oversaw the REIT investment banking business at Goldman, Sachs & Co. and during his tenure at Goldman, Sachs & Co., Mr. Jennings founded and managed the Mortgage Finance Group. Mr. Jennings currently serves on the board of directors of two additional public companies, Alexandria Real Estate Equities Inc. and National Retail Properties, Inc. At Alexandria Real Estate Equities Inc., he serves as Lead Director, Chairman of the Compensation Committee and as a member of the Nominating and Corporate Governance Committee and the Audit Committee. At National Retail Properties, Inc. Mr. Jennings is a Director, Chairman of the Audit Committee and a member of their Nominating and Corporate Governance Committee. Mr. Jennings graduated Magna Cum Laude with a B.A. in economics from Yale University and received his MBA from Harvard Business School.

Christopher E. Lee, Director. Mr. Lee has served as a member of the Board since our inception in 2005, and is also the Chairman of our Compensation Committee. Mr. Lee is President and Chief Executive Officer of CEL & Associates, Inc., one of the nation’s leading real estate advisory firms, and has served in such capacities since 1994. For over 30 years he has provided a variety of strategic, compensation, organizational and performance improvement and benchmarking services to hundreds of real estate firms nationwide. Mr. Lee is also a frequent speaker at national real estate conferences, a regular contributor to various real estate publications and is the editor of the national real estate newsletter, Strategic Advantage. Prior to his consulting career, Mr. Lee worked for the Marriott and Boise Cascade corporations. Mr. Lee received a B.S. from San Diego State University, an M.S. degree from San Jose State University, and a Ph.D. in organizational development from Alliant International University.

Richard C. Neugent, Director. Mr. Neugent has served as a member of the Board since 2005 and is the Chairman of the Board and Chairman of our Nominating and Corporate Governance Committee. He is also the President of RCN Healthcare Consulting, a firm he formed in 2003 that specializes in strategic and operational improvements for hospitals, health systems and academic medical centers. Mr. Neugent has over 40 years of experience in the healthcare industry, substantially as President and Chief Executive Officer of Bon Secours-St. Francis Health System. Mr. Neugent’s career also includes serving as Chief Operating Officer of Rapides Regional Medical Center and as Captain in the Medical Service Corps of the U.S. Air Force where he oversaw the construction of hospitals and dispensaries. Mr. Neugent has served on the advisory boards of Clemson University, The University Center in Greenville and First Union National Bank. In addition, he has served on the board of directors of the United Way and the Greenville Chamber of Commerce. Through the course of his career Mr. Neugent earned numerous distinctions including Greenville Magazine’s Nelson Mullins Business Person of the Year and the Order of the Palmetto, the state of South Carolina’s highest civilian award. Mr. Neugent received a B.S. from Alabama College and received an M.S. from The University of Alabama in hospital administration.

Randolph D. Smoak, Jr. M.D., Director. Dr. Smoak has been a member of our Board since 2005; however he has been part of our Company since 1982 as one of our physician limited partners. Since that time, Dr. Smoak’s career has involved a variety of different roles, from medical office building physician owner, to a clinical professor of surgery, and to his most recent role as Consultant to the Quality Department at Regional Medical Center of Orangeburg and Calhoun Counties beginning in 2010. Dr. Smoak is a former President of the American Medical Association, has chaired the Compensation and Finance Committees of the American Medical Association, chaired the World Medical Association’s Board of Trustees, served as President and Chairman of South Carolina Medical Association as well as president of the South Carolina Division of the American Cancer Society, is a founding member of the South Carolina Oncology Society and completed two terms as Governor from South Carolina to the American College of Surgeons. Dr. Smoak has also served on various community nonprofit boards including the Hollings Cancer Center Advisory Board, the Tobacco Free Kids Board, the Orangeburg Calhoun Technical College Foundation Board, the MUSC Foundation Board and the Greenville Family Partnership Board. Dr. Smoak received a B.S. from the University of South Carolina, an M.D. from the Medical University of South Carolina, a Doctor of Science, with Honors, from the Medical University of South Carolina and a Doctor of Humane Letters, with Honors, from the University of South Carolina.

Charles M. Handy, Chief Financial Officer, Executive Vice President and Secretary. Mr. Handy has served as our Chief Financial Officer, Executive Vice President and Secretary since our inception in 2005. Mr. Handy has more than 25 years’ experience in commercial real estate accounting, finance and operations. He is responsible for all facets of finance, accounting, management information systems and administration for the Company, including oversight of external and internal financial reporting, establishment and evaluation of financial policy, maintenance of corporate banking relationships and relationships with external accounting firms. Prior to our initial public offering, Mr. Handy served as Chief Financial Officer, Senior Vice President and Secretary of Cogdell Spencer Advisors, Inc. from 1997 to 2005. Prior to joining the Company, Mr. Handy was Corporate Controller for Faison & Associates, Inc., a commercial real estate management and development firm headquartered in Charlotte, North Carolina and began his career at Ernst & Young. Mr. Handy has a Masters Degree in Business Administration from Wake Forest University, as well as a B.S.B.A. in Accounting and Real Estate from Appalachian State University. He is a member of the American Institute of Certified Public Accountants and North Carolina Association of Certified Public Accountants. He is also a licensed real estate broker in the State of North Carolina.

Executive Sessions of Non-Management Directors

It is the policy of the Board that non-management members meet separately without management (including management directors) at least twice per year during regularly scheduled Board meetings in order to discuss such matters as the non-management directors consider appropriate. The Chairman of the Board will assume the responsibility of chairing the meetings and shall bear such further responsibilities which the non-management directors as a whole or the Board might designate from time to time. Our Chairman of the Board is Richard C. Neugent. Our independent auditors, finance staff, legal counsel, other employees and other outside advisers may be invited to attend these meetings. The non-management members of the Board met seven times in 2011.

Board Committees

The Board has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each of these committees has at least three directors and is composed exclusively of independent directors, by reference to the rules, regulations and listing standards of the New York Stock Exchange (the “NYSE”), the national exchange on which our Common Stock is traded, as well as applicable SEC rules.

Committee Charters

The Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee Charters meet the standards established by the NYSE. Copies of these Charters are available on our website at www.cogdell.com or will be provided to any stockholder upon request.

Audit Committee

The Audit Committee assists our Board in overseeing the integrity of our Company’s financial statements, our compliance with legal and regulatory requirements including the Sarbanes-Oxley Act of 2002, the qualifications and independence of the independent auditor and the performance of the internal audit function and independent auditor. The Audit Committee prepares the report required by SEC rules to be included in the annual Proxy Statement and provides an open avenue of communication among the independent auditor, the internal auditor, our management and our Board. John R. Georgius chairs the Audit Committee and serves as our Audit Committee financial expert, as that term is defined by the SEC, and Richard B. Jennings and Richard C. Neugent serve as members of this committee.

Compensation Committee

The Compensation Committee determines how the Chief Executive Officer should be compensated, sets policies and reviews management decisions regarding compensation of our senior executives, reviews and approves written employment agreements of our Company and our subsidiaries, administers and makes recommendations to our Board regarding stock incentive plans, reviews and discusses with our management the Compensation Discussion & Analysis to be included in our proxy statement and produces an annual report on executive compensation for inclusion in our proxy statement. The Compensation Committee exercises independent discretion in respect of executive compensation matters and administers our 2005 and 2010 long-term stock incentive plans (collectively, the “LTIP Plans”). The Compensation Committee may delegate all or a portion of its duties and responsibilities to a subcommittee of the Compensation Committee, provided a Charter is adopted for such subcommittee. Prior to establishing our general compensation philosophy, the Compensation Committee consults with our Chief Executive Officer. Our Chief Executive Officer provides recommendations to the Compensation Committee with regard to the compensation of our executive officers and with regard to our other highly paid employees and the executive officers and employees of our subsidiaries. Christopher E. Lee chairs the Compensation Committee and John R. Georgius, Richard B. Jennings and Randolph D. Smoak, Jr. M.D. serve as members of this committee. The Compensation Committee met four times in 2011 and has periodic conference calls, as needed, to evaluate executive performance against the goals and objectives set at the beginning of the year, to monitor market conditions in light of these goals and objectives and to review the compensation practices. The Compensation Committee makes regular reports to the Board.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee develops and recommends to our Board a set of corporate governance guidelines, identifies individuals qualified to fill vacancies or newly created positions on our Board, recommends to our Board the persons it should nominate for election as directors at the Annual Meeting and recommends directors to serve on all committees of our Board. Richard C. Neugent chairs the Nominating and Corporate Governance Committee and Christopher E. Lee and Randolph D. Smoak, Jr. M.D. serve as members of this committee. There have been no material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

Corporate Governance Guidelines

Our Board, in its role of overseeing the conduct of our business, is guided by our Corporate Governance Guidelines. Our Corporate Governance Guidelines reflect the NYSE listing standards. Among other things, our Corporate Governance Guidelines contain categorical standards for determining director independence in accordance with the NYSE listing standards. A copy of our Corporate Governance Guidelines is available in print to any shareholder who requests it and also available on our website at www.cogdell.com.

Whistleblowing and Whistleblower Protection Policy

The Audit Committee has established procedures for: (1) the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters, and (2) the confidential and anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. If you wish to contact the Audit Committee to report complaints or concerns relating to our financial reporting, you may do so by calling the Compliance Hotline at 1-800-360-6029 or by filing a web submission at https://cogdell.alertline.com. A copy of the policy is available on our website at www.cogdell.com.

Code of Business Conduct and Ethics

Our Code of Business Conduct and Ethics (the “Code of Ethics”) documents the principles of conduct and ethics to be followed by our employees, executive officers and directors, including our principal executive officer, principal financial officer and principal accounting officer. The purpose of the Code of Ethics is to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; promote avoidance of conflicts of interest, including disclosure to an appropriate person or committee of any material transaction or relationship that reasonably could be expected to give rise to such a conflict; promote full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications we make; promote compliance with applicable governmental laws, rules and regulations; promote the prompt internal reporting to an appropriate person or committee of violations of the Code of Ethics; promote accountability for adherence to the Code of Ethics; provide guidance to employees, executive officers and directors to help them recognize and deal with ethical issues; provide mechanisms to report unethical conduct; and help foster our longstanding culture of honesty and accountability. A copy of the Code of Ethics has been provided to, and signed by, each of our directors, executive officers and employees. A copy of the Code of Ethics is available on our website at www.cogdell.com and can be provided to any stockholder upon request.

Communications with Stockholders

We provide the opportunity for stockholders and interested parties to communicate with the members of the Board. They may communicate with the independent Board members, non-management directors or the Chairperson of any of the Board’s committees by email or regular mail. All communications should be sent to: stockholdercommunications@cogdell.com, or to the attention of the Independent Directors, the Audit Committee Chairman, the Compensation Committee Chairman or the Nominating and Corporate Governance Committee Chairman at 4401 Barclay Downs Drive, Suite 300, Charlotte, NC 28209-4670. The means of communication with members of the Board is available on our website under “Communications Policy” at www.cogdell.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, our directors, executive officers and holders of 10% or more of our Common Stock are required to report, within specified monthly and annual due dates, their initial ownership in our Common Stock and all subsequent acquisitions, dispositions or other transfers of beneficial interests therein, if and to the extent reportable events occur which require reporting by such due dates. Based solely upon a review of the copies of the forms furnished to us, we believe that there were no late filings for the 2011 fiscal year.

Item 11	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The Compensation Discussion and Analysis (CD&A) discusses the principles underlying our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions. It provides both quantitative and qualitative information regarding the manner and context in which compensation is awarded to, and earned by, our named executive officers and places in perspective the data presented in the tables and narrative that follow. In 2011, our named executive officers were Raymond W. Braun, our President and Chief Executive Officer, Charles M. Handy, our Chief Financial Officer, Executive Vice President and Secretary, and James W. Cogdell, our Former Executive Chairman of the Board.

The CD&A focuses on compensation paid to our named executive officers for the year 2011. The impact that the Mergers will have on executive compensation is discussed under the sections “—Impact of the Mergers on Executive Compensation.”

Compensation Philosophy and Objectives

The Compensation Committee, in consultation with our Board and Chief Executive Officer, sets our compensation philosophy. The basic philosophy underlying our executive compensation policies, plans, and programs is that executive and stockholder financial interests should be closely aligned, and compensation should be based on delivering pay commensurate with performance. Accordingly, the executive compensation program has been structured to achieve the following objectives:

•	provide compensation that attracts, retains, and motivates executive officers to lead our company effectively and continue our short and long-term profitability and growth;

•

link executive compensation and financial and operating performance, by setting executive compensation based on the attainment of certain objective and subjective company and department performance goals; and

•

align the interests of our executive officers and stockholders by implementing and maintaining compensation programs that provide for the acquisition and retention of significant equity interests in us by executive officers.

Based on these objectives, the executive compensation program has been designed to attract, motivate and retain executive officers to help achieve our performance goals. The program is structured to provide executive officers with a combination of base salaries, annual cash incentive awards, long-term incentive awards and stock ownership opportunities.

What the Executive Compensation Program is Designed to Reward

The Compensation Committee has designed the executive compensation plan to achieve three primary objectives:

•	Attracting, Motivating and Retaining Executives. We have been successful in creating an experienced and highly effective team with long tenure and a deep commitment to the Company.

•

Linking Compensation to Performance. The Compensation Committee generally rewards the achievement of specific annual, long-term and strategic goals of both our Company and each individual executive officer. The Compensation Committee measures performance of each named executive officer, by considering (1) our performance, (2) the performance against financial measures established at the beginning of the year, and (3) a subjective evaluation of each named executive officer.

•

Aligning the Interest of our Board and Executive Officers with our Stockholders. Long-term incentive compensation is designed to provide incentives for each executive officer to successfully implement our long-term strategic goals and to retain such executive officer. We have designed our annual and long-term incentive programs to award performance-based equity to allow our executive officers to grow their ownership in our company and create further alignment with our stockholders.

Measuring 2011 Performance

Together with our Board and Chief Executive Officer, the Compensation Committee reviews, on an annual basis, the performance of each executive officer, his department and our overall performance.

In addition, the Compensation Committee oversees and evaluates the performance and leadership skills of our executive officers in order to ensure the roles of such officer are continuing to align with the Company’s business strategy and goals. In 2009, the Compensation Committee retained a professional services company to help prepare an evaluation method to provide feedback on the performance of executive officers from certain of such officers’ supervisors, peers, co-workers, other staff employees and the officers themselves. This feedback process and other ongoing interaction with each key leader continued throughout 2011.

Elements of our Executive Compensation Program

Our executive compensation plan is structured to provide short and long-term incentives that promote continuing improvements in our financial results and returns to our stockholders. The elements of our executive compensation are primarily comprised of three elements designed to complement each other: annual base salaries, annual incentive bonuses and long-term incentives. We review the various components of compensation as related but distinct. The Compensation Committee designs total compensation packages it believes will best create retention incentives, link compensation to performance and align the interests of our executive officers and stockholders.

•

Annual Base Salaries. Annual base salaries are paid for ongoing performance throughout the year. In the case of each of our named executive officers, annual base salaries are paid in accordance with the employment agreement between us and such named executive officer.

•

Annual Incentive Bonus. Cash incentive bonuses may be earned based on our performance in relation to both predetermined objectives and subjective individual executive performance. Our Compensation Committee determines the annual incentive bonus for our named executive officers based on certain predetermined performance targets. We provide this element of compensation because we believe it promotes loyalty, hard-work, focus, honesty and vision.

•

Long-Term Incentives. Pursuant to our LTIP Plans, we have provided long-term incentives through grants of restricted stock, in the case of Mr. Braun, and LTIP units, in the case of Messrs. Handy and Cogdell.

In addition, in order to attract and retain highly qualified individuals for key positions, we occasionally provide our named executive officers with perquisites and other personal benefits consistent with our compensation philosophy. For more information regarding perquisites and other personal benefits provided in 2011, we refer you to the “All Other Compensation” table set forth under “Executive Compensation.”

Employment Agreements

During 2011, we were party to an employment agreement with each of Messrs. Braun, Handy and Cogdell. Mr. Cogdell’s employment agreement terminated on November 1, 2011. For a description of the material terms of the employment agreements, including the severance benefits available under such agreements and the severance paid to Mr. Cogdell in connection with his retirement, see “Potential Payments Upon Termination of Employment or Change in Control.”

2011 Compensation

The Compensation Committee determines the total compensation and the allocation of such compensation among base salary, annual bonus amounts and other long-term incentive compensation for our named executive officers. With respect to the compensation of our other executive officers, the Compensation Committee solicits recommendations from our Chief Executive Officer regarding compensation and reviews his recommendations. We do not have a pre-established policy for the allocation between either cash and non-cash compensation or annual and long-term incentive compensation. The ultimate determination on total compensation and the elements that comprise total compensation are made solely by the Compensation Committee.

In making compensation decisions for 2011, the Compensation Committee considered various measures of company and industry performance, including a combination of funds from operations modified, or FFOM, and gross revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”). Through the elements of our compensation program, the Compensation Committee seeks to maintain a competitive total compensation package for each executive officer, while being sensitive to our fiscal year budget, annual accounting costs and the impact of dilution in making such compensation payments.

The Compensation Committee also considered the results of the advisory vote by shareholders on executive compensation, or the “say-on-pay” proposal, presented to shareholders at our May 4, 2011 Annual Meeting. As reported in our Form 8-K, filed with the SEC on May 10, 2011, an overwhelming majority of the shares that voted on the say-on-pay proposal approved our 2010 executive compensation. Accordingly, the Compensation Committee made no direct changes to the Company’s executive compensation program as a result of the say-on-pay vote.

Annual Base Salaries. Annual base salaries provide the named executive officers with a minimum compensation level that is intended to reflect such his value and historical contributions to our success in light of salary norms of our competitors. Increases to the annual salary are based on recommendations of the Chief Executive Officer and are subject to approval by the Compensation Committee based on the Chief Executive Officer’s review of salaries of comparable executive officers in comparable companies. Messrs. Braun and Handy’s initial base salaries were negotiated in connection with their commencement of employment with the Company. Pursuant to the employment agreements, their annual salaries cannot be decreased beyond the amount set forth in the employment agreement. None of our named executive officers received a base salary increase in 2011.

Annual Incentives. The Compensation Committee may elect to pay our executive officers annual incentives to reward our executive officers for achievement of financial and other performance of our Company and of such executive officer’s department, with a component of performance based on a subjective evaluation. The Compensation Committee did not award any annual incentive awards to our named executive officers in 2011.

Long-Term Incentives. The Compensation Committee may elect to pay our executive officers long-term incentives to act as a retention tool and to provide continued and additional incentives to maximize our long-term stock price and thereby more closely align the economic interests of our executive officers with those of our stockholders. In 2011, the Compensation Committee granted Mr. Handy LTIP Units in connection with the completion of two projects. For information regarding these equity grants, see the “Grants of Plan-Based Awards for 2011” below. Neither Mr. Braun nor Mr. Cogdell received any equity grants in 2011.

Executive Stock Ownership Policy

As noted above, one of the primary objectives of our compensation philosophy is to align the interests of executive officers with those of our stockholders by providing appropriate long-term incentives. To further this goal, the Compensation Committee adopted an Executive Stock Ownership Policy, effective February 24, 2011, regarding minimum ownership of shares of our common stock (including common stock issuable upon conversion of OP units or LTIP Units) by our executive officers. This policy requires our Chief Executive Officer to own shares of common stock (including common stock issuable upon conversion of OP units or LTIP Units) having a fair market value equal to at least five times his annual base salary and for certain other executive officers to own shares of common stock (including common stock issuable upon conversion of OP Units or LTIP Units) having a fair market value equal to at least three times the executive officer’s annual base salary. Our Chief Executive Officer, our other named executive officer and certain other members of our senior management team have five years from the date of hire or the adoption of the policy (February 24, 2011) to satisfy these requirements.

Impact of the Mergers on Executive Compensation

Immediately before the effective time of the Partnership Merger, each unvested LTIP Unit granted under the Operating Partnership’s long-term incentive plans or otherwise that is outstanding at such time will become fully vested and each vested LTIP Unit will automatically convert into an OP Unit, or fraction thereof, based on the adjusted capital account balance allocable to such LTIP Unit immediately prior to the Partnership Merger. Accordingly, holders of LTIP Units that are so converted generally will receive the per share merger consideration, without interest, less any applicable withholding taxes.

Effective immediately before the effective time of the Company Merger, each outstanding share of restricted stock granted under the Company’s equity plans will become fully vested and will convert into the right to receive the per share merger consideration, in each case without interest and less any applicable withholding taxes.

The following table sets forth for each of our named executive officers (i) the number and value of outstanding vested LTIP Units that are expected to convert in connection with the Partnership Merger into an OP Unit, which generally will entitles the holder to receive the per share merger consideration, (ii) the number and value of outstanding unvested LTIP Units which will become fully vested and are expected to convert in connection with the Partnership Merger into an OP Unit, which generally will entitle the holder to receive the per share merger consideration, (iii) the number and value of shares of restricted stock which will become fully vested and entitle the holder to receive the per share merger consideration, and (iv) the value and number of OP Units which will convert into the right to receive the per share merger consideration, in each case held by each such person as of February 3, 2012:

	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX
	Number of Vested LTIP Units (#)	Value of Vested LTIP Units ($)(1)	Number of Unvested LTIP Units (#)	Value of Unvested LTIP Units ($)(1)	Number of Shares of Restricted Stock (#)	Value of Shares of Restricted Stock ($)(2)	Number of OP Units (#)	Value of OP Units ($)(3)	Number of Shares of Common Stock	Value of Shares of Common Stock ($)	Total Holdings	Value of Total Holdings ($)

Raymond W. Braun	—	—	—	—	521,610	2,216,843	—	—	74,516	316,693	596,126	2,533,536

Charles M. Handy	21,281	90,444	30,461	129,459	—	—	111,320	473,110	2,000	8,500	165,062	701,513

James W. Cogdell	—	—	—	—	—	—	943,388	4,009,399	1,348,203	5,729,863	2,291,591	9,739,262

(1)

Calculated by assuming such LTIP Units convert into OP units on a 1-for-1 basis, and multiplying the resulting number of OP Units by the per share merger consideration of $4.25. The actual amount paid in respect of the LTIP Units generally will be based on the actual number of OP Units into which the outstanding LTIP Units are converted in connection with the Partnership Merger.

(2)	Calculated by multiplying the number of shares of restricted stock by the per share merger consideration of $4.25.

(3)	Calculated by multiplying the number of OP Units by the per share merger consideration of $4.25.

Pursuant to the Merger Agreement and effective as of the closing date of the Merger, all equity plans of the Company will be terminated.

COMPENSATION COMMITTEE REPORT

The executive compensation philosophy, policies, plans, and programs of the Company are under the supervision of the Compensation Committee of the Board, which is composed of the non-management directors named below, each of whom has been determined by the Board to be independent under the applicable rules of the SEC and the NYSE listing standards.

The Compensation Committee reviewed and discussed the above Compensation Discussion and Analysis with management. Based on the review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report.

Respectfully submitted by the members of the Compensation Committee:

Christopher E. Lee, Chairman	Richard B Jennings
John R. Georgius	Randolph D. Smoak, Jr. M.D.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

As of December 31, 2011, the Compensation Committee consisted of Messrs. Lee, Georgius, Jennings and Dr. Smoak. None of the members of our Compensation Committee was an officer or employee of the Company in 2011 or any time prior thereto or had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K. None of our executive officers served as a member of the board or compensation committee of any other company whose executive officer(s) served as a member of our Board of Directors or our Compensation Committee.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the annual base salary and other compensation paid or earned in 2011, 2010 and 2009 to our named executive officers.

	September 30,	September 30,	September 30,	September 30,		September 30,		September 30,
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($) (1)		All Other Compensation ($)(2)		Total
Raymond W. Braun	2011	400,000	—	—		16,977		416,977
President and Chief Executive Officer	2010	165,797	100,000	3,471,686	(3)	2,466		3,739,949
Charles M. Handy	2011	285,312	—	60,899		25,626		371,837
Chief Financial Officer, Executive	2010	285,312	—	82,846	(4)	24,812		392,970
Vice President and Secretary	2009	285,312	—	33,594	(5)	39,850		358,756
James W. Cogdell	2011	370,501	—	—		11,603		382,104
Former Chairman (6)	2010	442,559	—	—		1,772,737	(7)	2,215,296
	2009	442,559	—	—		34,163		476,722

(1)

This column reflects the grant date fair values of stock awards, including shares of restricted stock and LTIP units, granted in the fiscal year indicated which were computed in accordance with Accounting Standards Codification (ASC) Topic 718 (“ASC Topic 718”). Additional information regarding the calculation of these amounts are set forth in Footnote 15 to the Company’s audited consolidated financial statements in this Annual Report.

(2)

All other compensation includes employer 401(k) match, health, life and dental insurance premiums, long term and short term disability insurance premiums, and personal use of company-owned vehicles, as applicable. For more information on these benefits provided in 2011, see “All Other Compensation” below.

(3)

Pursuant to the terms of Mr. Braun’s employment agreement, on September 20, 2010, Mr. Braun purchased from the Company 74,516 restricted shares, or approximately $500,000, of the Company’s common stock, at a price per share equal to $6.71, which was the average closing price of the Company’s common stock on the NYSE for the five trading days immediately preceding (but excluding) September 20, 2010. Pursuant to the terms of the agreement, and specifically in consideration for Mr. Braun purchasing the 74,516 restricted shares referred to above, we agreed to grant Mr. Braun an award of 74,516 restricted shares, or approximately $472,000 based on the grant date closing price of our common stock of $6.33, of common stock (the “Award”) under the Company’s 2010 long-term stock incentive plan, which shares shall be forfeited if during the period from September 20, 2010 through December 31, 2013 (the “Restriction Period”) (1) there is a termination of Mr. Braun’s employment for “cause” or by Mr. Braun for any reason or (2) if Mr. Braun sells or disposes any of the shares purchased by him as described above without the permission of the Board. In addition, under the Agreement the Company agreed to grant Mr. Braun an award of 447,094 restricted shares, or approximately $3,000,000, of common stock (the “Performance Award”) under the Company’s 2010 long-term stock incentive plan, the vesting of which will be subject to the satisfaction of pre-established performance measures that must be satisfied or exceeded by Mr. Braun by December 31, 2013. Such performance measures were established by the mutual agreement of the Compensation Committee and Mr. Braun and approved by the Board on June 30, 2011.

(4)

Mr. Handy was awarded LTIP units in connection with the completion of the Medical Center Physicians Tower in Jackson, TN. The award was based on the project’s asset value and was calculated using $6.23 per LTIP unit, the Company’s common stock price on February 1, 2010, the date the certificate of completion was received for the project. Mr. Handy was awarded LTIP units in connection with the completion of the University Physicians-Grant’s Ferry project in Brandon, MS. The award was based on the project’s asset value and was calculated using $7.05 per LTIP unit, the Company’s common stock price on May 17, 2010, the date the certificate of completion was received for the project. Mr. Handy was awarded LTIP units in connection with the completion of the Lancaster Rehabilitation Hospital expansion in Lancaster, PA. The award was based on the project’s asset value and was calculated using $6.55 per LTIP unit, the Company’s common stock price on May 21, 2010, the date the certificate of completion was received for the project. Mr. Handy was awarded LTIP units in connection with the completion of the HealthPartners Medical Office Building in St. Cloud, MN. The award was based on the project’s asset value and was calculated using $6.63 per LTIP unit, the Company’s common stock price on June 1, 2010, the date the certificate of completion was received for the project.

(5)

Mr. Handy was awarded LTIP units in connection with the completion of The Woodlands Center for Specialized Medicine in Pensacola, Florida. The award was based on the project’s asset value and was calculated using $4.93 per LTIP unit, the Company’s common stock price on November 17, 2009, the date the certificate of completion was received for the project.

(6)

As of May 4, 2011, Mr. Cogdell resigned from his position and was a non-executive at-will employee from May 4, 2011, through November 1, 2011. His employment with the Company terminated on November 1, 2011.

(7)

In connection with his retirement, Mr. Cogdell received (i) severance equal to $1,364,720, which was payable in three installments, as follows: $957,364 on November 2, 2011; $37,032 on December 2, 2011; and $370,324 on January 2, 2012; (ii) a lump sum payment of $300,000 in satisfaction of five years of secretarial support; and (iii) accelerated vesting of 18,277 outstanding LTIP Units, with a value of $108,017, based on a per share value of $5.91.

The following table sets forth the components of the “All Other Compensation” column for 2011 in the Summary Compensation table above.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Health, Life and Dental Insurance Premiums	Long-Term Disability Insurance Premiums	Short-Term Disability Insurance Premiums	Personal Use of Company Vehicle	Total
Mr. Braun	16,147	800	30	—	16,977
Mr. Handy	16,147	571	30	8,878	25,626
Mr. Cogdell	8,712	741	25	2,125	11,603

Grants of Plan-Based Awards for 2011

	September 30,		September 30,	September 30,
	Grant Date		All Other Stock Awards: Number of Shares of Stock Or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)
Mr. Braun	—		—	—
Mr. Handy	8/18/2011	(1)	6,352	26,550
	9/23/11	(2)	2,540	15,824
	12/5/2011	(3)	4,848	18,525
Mr. Cogdell	—		—	—

(1)

Mr. Handy was awarded LTIP units in connection with the completion of the Bonney Lake Medical Office Building in Bonney Lake, WA. The award was based on the project’s asset value and was calculated using $4.18 per LTIP unit, the Company’s closing common stock price on August 18, 2011, the date the certificate of completion was received for the project.

(2)

Mr. Handy was awarded 2,540 LTIP units in connection with the completion of the Jackson Clinic in Jackson, TN. The award was based on the project’s asset value and was calculated using $6.23 per LTIP unit, the Company’s common stock price on September 23, 2011, the date the certificate of completion was received for the project.

(3)

Mr. Handy was awarded LTIP units in connection with the completion of the Good Sam Medical Office Building in Puyallup, WA. The award was based on the project’s asset value and was calculated using $3.82 per LTIP unit, the Company’s closing common stock price on December 5, 2011, the date the certificate of completion was received for the project.

Outstanding Equity Awards at 2011 Fiscal-Year End (1)

	September 30,		September 30,	September 30,		September 30,
	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other rights That Have Not Vested ($)
Mr. Braun	74,516	(2)	316,693	447,094	(3)	1,900,150
Mr. Handy	30,461	(4)	129,459	—		—
Mr. Cogdell	—		—	—		—

(1)

Immediately before the effective time of the Partnership Merger, each unvested LTIP Unit that is outstanding at such time will become fully vested and each vested LTIP Unit will automatically convert into an OP Unit, or fraction thereof, based on the adjusted capital account balance allocable to such LTIP Unit immediately prior to the Partnership Merger. Accordingly, holders of LTIP Units that are so converted generally will receive the per share merger consideration, without interest, less any applicable withholding taxes. Effective immediately before the effective time of the Company Merger, each outstanding share of restricted stock will become fully vested and will convert into the right to receive the per share merger consideration, in each case without interest and less any applicable withholding taxes.

(2)

74,516 restricted shares will vest on December 31, 2013, unless: (1) Mr. Braun’s employment is terminated by the Company for “cause” or by Mr. Braun for any reason, or (2) Mr. Braun sells or disposes any of the shares purchased by him as described above without the permission of the Board. Market value is calculated using a per unit value of $4.25 which was the price per share of the Company’s common stock on December 30, 2011, the last trading day of the 2011 fiscal year.

(3)

447,094 restricted shares vest based on the satisfaction of pre-established performance measures that must be satisfied or exceeded by Mr. Braun by December 31, 2013. Market value is calculated using a per unit value of $4.25 which was the price per share of the Company’s common stock on December 30, 2011, the last trading day of the 2011 fiscal year.

(4)

The amounts shown represent unvested amounts related to LTIP Units granted in recognition of the role played in the acquisition of Erdman. The number of LTIP Units awarded was calculated using $15.95 per LTIP unit, the price per share paid in connection with the Company’s private offering in January 2008. Of the total number of LTIP Units granted, 20% vested on March 31, 2008 (the effective date of the issuance) and the remaining 80% will vest if and when the Company achieves certain performance standards as provided in the awards. The amounts shown represent unvested amounts remaining after the vesting of LTIP Units related to the achievement of 2008 performance standards. Market value is calculated using a per unit value of $4.25 which was the price per share of the Company’s common stock on December 30, 2011, the last trading day of the 2011 fiscal year.

Potential Payments Upon Termination of Employment or Change in Control

Employment Agreements with Messrs. Braun and Handy

Pursuant to employment agreements with Messrs. Braun and Handy, they have agreed to serve, respectively, as our Chief Executive Officer and President, and Chief Financial Officer, Executive Vice President and Secretary. The employment agreements require the executive officers to devote substantially all of their business time and effort to our affairs.

The employment agreements with Messrs. Braun and Handy are each for a three-year term; provided, however, that (1) the terms of Mr. Braun’s agreement will be automatically extended for an additional two-year period unless, not later than six months prior to the expiration of the initial term, either party provides written notice to the other party of its intent not to further extend the term, and (2) the terms of Mr. Handy’s agreement will be automatically extended for successive one-year periods unless, not later than three months prior to the termination of the existing term, either party provides written notice to the other party of its intent not to further extend the term. Mr. Braun’s employment agreement will renew for an additional two-year period on December 31, 2013, unless notice of non-renewal is provided on or before July 4, 2013, and Mr. Handy’s employment agreement will renew for an additional one-year period on December 31, 2011, unless notice of non-renewal is provided on or before December 1st in any annual renewal term. The employment agreements provide for an annual base salary to each of Messrs. Braun and Handy, respectively, and for bonus and other incentive eligibility (as determined by the Compensation Committee of the Board) and participation in employee benefit plans and programs. We also make available to Mr. Handy use of a company car.

The employment agreements with each of Messrs. Braun and Handy provide for the payment of certain severance benefits if the executive is involuntarily terminated without “cause” or, in the case of Mr. Handy, if the executive terminates his employment with “good reason” (as such terms are defined below). In addition, if Mr. Handy terminates his employment with us within one year following a change in control for any reason, such termination shall be deemed a termination by him for good reason.

Upon a termination of Mr. Braun’s employment by us without cause, Mr. Braun will be entitled to receive the following severance payments and benefits: (i) a lump-sum cash payment equal to his current annual base salary; (ii) a pro-rata (based on the number of days employed in the fiscal year of termination) maximum annual bonus for the fiscal year in which his termination occurs; and (iii) continuing coverage at active employee rates under our group health plans for one year after termination of employment. In addition, upon a change in control, Mr. Braun’s outstanding restricted shares become fully-vested and non-forfeitable.

Upon a termination of Mr. Handy’s employment either (i) by us without cause, (ii) by him for good reason, or (iii) by him for any reason within one year following a change in control, Mr. Handy will be entitled to receive the following severance payments and benefits: (i) a lump-sum cash payment equal to 1.99 multiplied by the sum of (1) his then-current annual base salary and (2) the greater of (A) the average bonus paid to him over the previous two years, and (B) the maximum bonus payable to him for the fiscal year in which the termination occurs (such sum, the “Base Severance Amount”); and (ii) continuing coverage at active employee rates under our group health plans for three years after termination of employment. In addition, upon a change in control, Mr. Handy’s outstanding unvested LTIP Units become fully vested.

In the event we give Mr. Handy notice of non-renewal of his employment agreement, Mr. Handy will be entitled to the same payments and benefits as if terminated by us without cause, except that his lump-sum cash payment will equal the Base Severance Amount. In addition, if we elect to subject Mr. Handy to the non-competition and non-solicitation provisions described below, he will be entitled to a cash payment equal to the Base Severance Amount.

In the event that any amount payable to Mr. Handy is determined to be an “excess parachute payment” under Section 280G of the Internal Revenue Code of 1986, as amended, which we refer to as the Code, he will be entitled to a gross-up payment equal to the excise tax imposed under Section 4999 of the Code. The amount of gross-up payment (which is also treated as an excess parachute payment) will be equal to the sum of the excise taxes payable by Mr. Handy by reason of receiving the parachute payments plus the amount necessary to put Mr. Handy in the same after-tax position as if no excise taxes had been imposed on Mr. Handy (taking into account any and all applicable federal, state and local excise, income or other taxes at the highest applicable rates).

Upon the termination of Mr. Handy’s employment due to the death or disability, Mr. Handy (or his estate) will be entitled under his employment agreement to receive his annual base salary, bonus and other benefits accrued through the date of termination and full vesting of all outstanding equity-based awards held by him. With respect to Mr. Braun, upon a termination of employment due to death or disability, Mr. Braun will be entitled under his employment agreement to receive his annual base salary earned and accrued through the date of termination and 100% of his bonus potential for the year of termination, paid at the time such bonus would otherwise have been payable, but Mr. Braun will also forfeit his outstanding restricted stock.

For purposes of the employment agreements with Messrs. Braun and Handy, “cause” generally means: (i) conviction of, or formal admission to, a felony, including, for Mr. Handy, conviction of, or formal admission to, a misdemeanor the circumstances of which are to the material detriment to the Company’s reputation whether or not in the performance of duties thereunder; (ii) engagement in the performance of his duties, or otherwise to our material and demonstrable detriment, in willful misconduct, willful or gross neglect, fraud, misappropriation or embezzlement; (iii) repeated failure to adhere to the directions of our Board, or to adhere to our policies and practices; (iv) willful and continued failure to substantially perform the executive’s duties properly assigned to him (other than any such failure resulting from his disability) after demand for substantial performance is delivered by us specifically identifying the manner in which we believe he has not substantially performed such duties; (v) breach of any of the provisions of the covenants of his employment agreement; or (vi) breach in any material respect of the terms and provisions of his employment agreement and failure to cure such breach within 30 days following written notice from us specifying such breach.

For purposes of the employment agreement with Mr. Handy, “good reason” generally means: (i) the material reduction of his authority, duties and responsibilities, the failure to continue Mr. Handy’s appointment in his given position, or the assignment to him of duties materially inconsistent with his position or positions with us; (ii) a reduction in Mr. Handy’s annual salary; (iii) the relocation of Mr. Handy’s office to more than 50 miles from Charlotte, North Carolina; or (iv) our material and willful breach of Mr. Handy’s employment agreement.

The term “change of control” as used in the employment agreements with Messrs. Braun and Handy is generally defined to mean: (i) any transaction by which any person or group becomes the beneficial owner, either directly or indirectly, of our securities representing 50% or more of either (1) the combined voting power of our then outstanding securities or (2) the then outstanding shares of our Common Stock; or (ii) any consolidation or merger where our stockholders, immediately prior to the consolidation or merger, would not, immediately after the consolidation or merger, beneficially own, directly or indirectly, shares representing in the aggregate 50% or more of the combined voting power of the securities of the corporation issuing cash or securities in the consolidation or merger (or of its ultimate parent corporation, if any); or (iii) there shall occur (1) any sale, lease, exchange or other transfer of all or substantially all of our assets, or (2) the approval by our stockholders of any plan or proposal for our liquidation or dissolution; or (iv) the members of our Board, at the beginning of any consecutive 24-calendar-month period cease for any reason other than due to death to constitute at least a majority of the members of the Board.

Pursuant to the terms of the non-competition provisions in Messrs. Braun and Handy’s employment agreements, the executive officer is generally prohibited for a one-year period, in the case of Mr. Braun, and for a two-year period, in the case of Mr. Handy, following termination from, directly or indirectly, whether as an owner, partner, stockholder, principal, agent, employee, consultant or in any other relationship or capacity, engaging in any element of our business or otherwise competing with us or our affiliates, rendering any services to any person, corporation, partnership or other entity engaged in competition with us or our affiliates, or providing financial assistance to or otherwise obtaining an ownership interest in a competitor of ours or of our affiliates within a restricted territory encompassing several states in the southeast. The executive officer is generally prohibited, for a one-year period, in the case of Mr. Braun, and for a two-year period, in the case of Mr. Handy, from, directly or indirectly, knowingly soliciting or encouraging to leave the employment or other service, or the employment or service of any of our affiliates, any employee or independent contractor thereof or hiring any employee or independent contractor who has left our employment or other service or the employment or service of any of our affiliates within the one-year period (six months, in the case of Mr. Braun), which follows the termination of such employee’s or independent contractor’s employment or other service with us and our affiliates. The employment agreements also contain provisions that prohibit each of Messrs. Braun and Handy from intentionally interfering with our client or customer relationships (one-year prohibition for Mr. Braun and two years for Mr. Handy), in addition to provisions preventing the executive officers from making statements that may adversely affect or otherwise malign our business or reputation, or that of any of our affiliates, for a period of time following his termination of employment (two years for Mr. Handy and indefinite for Mr. Braun). As described above, if we elect to enforce the non-competition and non-solicitation provisions in Mr. Handy’s employment agreement, he will be entitled to a cash payment equal to the Base Severance Amount.

Each of Messrs. Braun and Handy is required to retain in strictest confidence, and not use for his benefit or the benefit of others, except in connection with our business and affairs and those of our affiliates, all confidential matters relating to our business and the business of any of our affiliates and to us and any of our affiliates, learned by the executive officer directly or indirectly from us or any of our affiliates, and is not to disclose such confidential information to anyone outside of our company except with our express written consent and except for confidential information which is at the time of receipt, or thereafter becomes, publicly known through no wrongful act of the executive officer, or is received from a third party not under an obligation to keep such information confidential and without breach of the executive officer’s employment agreement.

The table below shows the estimated value of benefits to Messrs. Braun and Handy under the employment agreements if their employment had been terminated as of December 31, 2011. The amounts shown in the table exclude accrued but unpaid base salary, unreimbursed employment-related expenses, distributions under our 401(k) retirement plan (which plan is generally available to all of our salaried employees), and the value of equity awards that were vested by their terms as of December 31, 2011.

	September 30,	September 30,	September 30,		September 30,		September 30,
	Cost of Termination Under Employment Agreements
Type of Termination / Name (1)	Cash Severance	Continued Medical and Dental Benefits (1)	Accelerated Vesting of Unvested Equity Compensation (6)		Excise Tax Gross-Up		Total Cost of Termination

Termination For Cause / Resignation without Good Reason
Raymond W. Braun
Charles M. Handy	$—	$—	—		n/a		$—

Termination by the Executive
Raymond W. Braun	$—	$—	—		n/a		$—

Termination by the Company without Cause
Raymond W. Braun	$800,000	$17,176	$580,591	(3)	n/a		$1,397,767

Termination Without Cause / Resignation with Good Reason (without a change of control)
Charles M. Handy	$1,620,857	$51,528	$129,459	(2)	n/a		$1,801,844

Change of Control
Raymond W. Braun	$800,000	$17,176	$2,216,843	(4)	n/a		$3,034,019
Charles M. Handy	$1,620,857	$51,528	$129,459	(2)	$455,165	(5)	$2,257,009

Non-renewal of Employment Agreement
Raymond W. Braun	$—	$—	$—		n/a		$—
Charles M. Handy	$1,078,765	$51,528	$129,459	(2)	n/a		$1,259,752
James W. Cogdell (7)	$—	$—	$—		$—		$—

Death or Disability
Raymond W. Braun	$400,000	$—	$—		n/a		$400,000
Charles M. Handy	$—	$—	$129,459	(2)	n/a		$129,459

Note: Assumes the Company’s election to subject the executive officer to the non-competition, confidentiality and non-solicitation provisions provided for in the employment agreements.

(1)

Represents the value of continued participation in group health and dental plans for one year, in the case of Mr. Braun, or three years, in the case of Mr. Handy, calculated based on the monthly premiums for participation in the plan as of December 31, 2011, and using the assumptions used for financial reporting purposes under GAAP.

(2)

Represents the immediate vesting of unvested LTIP Units, assuming the conversion of the LTIP Units into OP Units on a 1-for-1 basis. The actual amount generally will be based on the actual number of OP Units into which the outstanding LTIP Units are converted upon termination. The value of the unvested LTIP Units is based on a per unit value of $4.25, which was the price per share of the Company’s common stock on December 30, 2011, the last day of the 2011 fiscal year.

(3)

Upon a termination of Mr. Braun’s employment without cause on or prior to December 31, 2011, 33.33% of his outstanding time-based restricted shares will fully vest. Upon a termination of Mr. Braun’s employment with cause on or prior to December 31, 2011, a number of his performance-based restricted shares having a value equal to $562,500 on the grant date will immediately vest, and up to an additional number of restricted shares equal to $187,500 at the grant date may become vested based on Mr. Braun’s progress towards the achievement of performance goals/measures at termination. The value of the unvested shares of restricted stock is based on a per share value of $4.25, which was the price per share of the Company’s common stock on December 30, 2011, the last day of the 2011 fiscal year, and that additional restricted shares equal to $187,500 at the grant date become vested at termination.

(4)

Upon a change of control (as defined in the employment agreement) while Mr. Braun is employed, his restricted shares will become fully vested. The value of the unvested shares of restricted stock is based on a per share value of $4.25, which was the price per share of the Company’s common stock on December 30, 2011, the last day of the 2011 fiscal year.

(5)

Represents the estimated golden parachute excise tax gross-up payment to Mr. Handy. The calculation of the estimated tax gross-up payment is based on a Code Section 4999 golden parachute excise tax rate of 20%, 35% federal income tax rate, 1.45% Medicare tax rate and 7.75% North Carolina state tax rate, and treats the $542,093 payment that would be due to Mr. Handy if we elect to enforce the non-competition and non-solicitation provisions in his employment agreements as reasonable compensation for services and not subject to the excise tax.

(6)

Immediately before the effective time of the Partnership Merger, each outstanding unvested LTIP Unit will become fully vested and each vested LTIP Unit will automatically convert into an OP Unit, or fraction thereof, based on the adjusted capital account balance allocable to such LTIP Unit immediately prior to the Partnership Merger. Accordingly, holders of LTIP Units that are so converted will generally receive the per share merger consideration, without interest, less any applicable withholding taxes. Effective immediately before the effective time of the Company Merger, each outstanding share of restricted stock will become fully vested and converted into the right to receive the per share merger consideration, in each case without interest and less any applicable withholding taxes.

Retirement of James Cogdell

As of May 4, 2011, Mr. Cogdell resigned and was a non-executive at-will employee from May 4, 2011, through November 1, 2011. His employment with the Company terminated on November 1, 2011. In connection with the foregoing, on April 7, 2011, the Company entered into a Letter Agreement with Mr. Cogdell, which provides for, among other things, the payment by the Company of retirement payments Mr. Cogdell is entitled to pursuant to his employment agreement in an amount equal to $1,364,720 (the “Retirement Payment”). The Retirement Payment is payable in three payments as follows: $957,364 payable on November 2, 2011; $37,032 payable on December 2, 2011; and $370,324 payable on January 2, 2012. In addition, Mr. Cogdell will remain subject to the non-competition covenants in his employment agreement through November 1, 2012. Pursuant to the letter agreement, Mr. Cogdell is also entitled to receive (1) reimbursement for ordinary and reasonable out-of-pocket business expenses incurred prior to November 1, 2011, subject to applicable Company policies, (2) a lump sum payment of $300,000 in satisfaction of five years of secretarial support Mr. Cogdell is entitled to pursuant to his employment agreement, and (3) accelerated vesting of 18,277 outstanding LTIP Units. Further, pursuant to the Letter Agreement, Mr. Cogdell has agreed to provide the Company with a release from any liability arising out of his employment, to continue to consult with the Company on matters in which he had personal involvement and to assist the Company in defending any claims that may arise out of his employment.

DIRECTOR COMPENSATION

Each non-employee member of our Board is entitled to receive annual cash compensation for his services as a director as follows effective January 1, 2011: an annual retainer of $25,000 per year, meeting fees of $1,500 per meeting attended in-person and $750 per meeting attended telephonically. Non-employee directors also receive $750 per each committee meeting attended either in person or telephonically. In addition, the Board and committee chairs receive the following supplemental annual retainers: chairperson of the Board, $20,000; chairperson of the Audit Committee, $15,000; the chairperson of the Compensation Committee, $12,000; and the chairperson of the Nominating and Corporate Governance Committee, $8,000.

On February 24, 2011, we adopted stock ownership guidelines for our non-employee directors. These guidelines require each non-employee director to maintain ownership of shares of common stock (including common stock issuable upon conversion of OP and LTIP Units) equal to 65% of the total number of shares granted by the Company to the non-employee director as compensation. Compliance with the non-employee director stock ownership guidelines is reviewed by the Board during the first quarter of each year. The Board of Directors will determine annually whether all non-employee directors have met the minimum stock ownership guidelines.

Each year, the Board reviews its performance for the prior year. In connection with this review, the Board determines if and in what amount to make annual equity grants to non-employee directors. Each non-employee director received, on January 3, 2011, an equity award with a value of $40,000, for their services on the Board during 2010. In addition, the Board determined to grant Messrs. Georgius, Lee, Lubar and Neugent an additional equity award with a value of $20,000, reflecting their involvement during our Chief Executive Officer search during 2010. Mr. Lee was granted 9,967 LTIP units, Dr. Smoak was granted 6,645 LTIP units, Mr. Jennings was granted 6,645 shares of Common Stock, Mr. Spencer was granted 1,107 shares of Common Stock, and Messrs. Georgius, Lubar, and Neugent were each granted 9,967 shares of Common Stock. The shares of Common Stock and LTIP units were fully-vested upon issuance. Mr. Spencer received a pro-rata amount of the annual grant based on his retirement date as an employee.

During its meeting in November 2011, the Board determined to grant each non-employee director an equity award equal to $40,000, effective January 2, 2012, for their services on the Board during 2011. Accordingly, on January 2, 2012, each of Messrs. Georgius, Jennings, Lee, Lubar and Neugent and Dr. Smoak received 9,346 restricted shares of common stock. These restricted shares vested upon issuance.

The following table sets forth compensation information for each of our non-employee directors for the fiscal year ended December 31, 2011:

2011 Director Compensation

	September 30,	September 30,	September 30,
	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
John R. Georgius	57,250	60,500	117,750
Richard B. Jennings	42,250	40,335	82,585
Christopher E. Lee	54,250	60,500	114,750
David J. Lubar (2)	38,500	60,500	99,000
Richard C. Neugent	63,583	60,500	124,083
Randolph D. Smoak, Jr. M.D.	42,250	40,335	82,585
Frank C. Spencer (3)	2,083	6,719	8,802

(1)

This column reflects the aggregate grant date fair value of stock awards granted in 2011, including shares of common stock, OP Units and LTIP units, which were computed in accordance with ASC Topic 718. Additional information regarding the calculation of these amounts are set forth in Footnote 15 to the Company’s audited consolidated financial statements included in this Annual Report.

(2)	Mr. Lubar’s service as a member of the Board terminated on January 5, 2012.

(3)	Mr. Spencer’s service as a member of the Board terminated on February 1, 2011.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of Company common stock, as of March 26, 2012, for: (1) each person known to us to be the beneficial owner of more than 5% of our outstanding Company common stock, (2) each of our directors, (3) each of our named executive officers and (4) our directors and executive officers as a group (as of the date of this proxy statement). Except as otherwise described in the notes below, the following beneficial owners have sole voting power and sole investment power with respect to all shares of Company common stock set forth opposite their respective names. In accordance with SEC rules, each listed person’s beneficial ownership includes:

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

	September 30,	September 30,	September 30,
NAME	Number of Shares and Units Beneficially Owned(1)	Percent of All Shares(2)	Percent of All Shares and Units(3)

5% Stockholders
The Vanguard Group Inc.(4)	5,133,674	10.02%	8.75%
BlackRock, Inc.(5)	3,255,456	6.36%	5.55%
V3 Realty Partners, L.P.(6)	2,997,913	5.85%	5.11%
Vanguard Specialized Funds—Vanguard REIT Index Fund(7)	2,699,196	5.27%	4.60%

Directors
Raymond W. Braun(8)	596,126	1.16%	1.02%
John R. Georgius(9)	174,198	*	*
Richard B. Jennings(10)	48,366	*	*
Christopher E. Lee(11)	40,498	*	*
Richard C. Neugent(12)	50,083	*	*
Randolph D. Smoak, Jr. M.D.(13)	41,523	*	*

Non-Director Named Executive Officers
Charles M. Handy(14)	165,062	*	*
James W. Cogdell(15)	2,291,591	4.47%	3.90%

Directors and Executive Officers as Group (8 persons) (16)	3,388,140	6.61%	5.77%

(1)

Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. A person is deemed to be the beneficial owner of any shares of Company common stock if that person has or shares voting power or investment power with respect to those shares, or has the right to acquire beneficial ownership at any time within 60 days of the date of the table. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares.

(2)

Assumes a total of 51,237,634 shares of Company common stock are outstanding as of March 26, 2012. In addition, amounts listed for each individual assume that all units, including vested LTIP Units, beneficially owned by such individual are exchanged for shares of Company common stock, and amounts for all directors and executive officers as a group assume all vested LTIP Units held by them are exchanged for shares of Company common stock, but none of the units held by other persons are exchanged for shares of Company common stock.

(3)

Assumes a total of 58,684,599 shares of Company common stock and OP Units in our operating partnership, including vested and unvested LTIP Units, outstanding as of March 26, 2012, which is comprised of 51,237,634 shares of Company common stock, 7,085,075 OP Units which may be exchanged for cash or, at our option, shares of Company common stock, 322,236 vested LTIP Units and 39,654 unvested LTIP Units.

(4)

Information is based on a Schedule 13G filed with the SEC by The Vanguard Group Inc. on February 7, 2012. The Vanguard Group Inc. has sole voting power and shared dispositive power over 76,672 shares of Company common stock and sole dispositive power over 5,057,002 of these shares. Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of The Vanguard Group Inc., is the beneficial owner of 76,672 shares of Company common stock as a result of its serving as investment manager of collective trust accounts. The address for The Vanguard Group Inc. is 100 Vanguard Blvd., Malvern, PA 19355.

(5)

Information is based on a Schedule 13G filed with the SEC by BlackRock, Inc. on February 13, 2011. BlackRock, Inc. has sole voting power and sole dispositive power over 3,255,456 shares of Company common stock. The address for BlackRock, Inc. is 40 East 52nd Street, New York, New York 10022.

(6)

Information is based on a Schedule 13G filed with the SEC by V3 Realty Partners, L.P. with the SEC on February 10, 2011. V3 Realty Partners, L.P. has shared voting power and shared dispositive power over 2,389,816 shares of Company common stock. V3 Trading Vehicle, L.P. has shared voting power and shared dispositive power over 608,097 shares of Company common stock. V3 Capital Advisors, LLC, V3 Capital Management, L.P. and Mr. Charles Fitzgerald each has shared voting power and shared dispositive power over 2,997,913 shares of Company common stock. V3 Capital Advisors, LLC serves as the general partner of V3 Realty Partners, L.P. and V3 Trading Vehicle, L.P., and V3 Capital Management, L.P. serves as the investment manager of V3 Realty Partners, L.P. and V3 Trading Vehicle, L.P. Mr. Charles Fitzgerald serves as the managing member of V3 Capital Advisors, LLC. The address of V3 Realty Partners, L.P. is 535 Madison Avenue, New York, NY 10022.

(7)

Information is based on a Schedule 13G filed with the SEC by Vanguard Specialized Funds—Vanguard REIT Index Fund on January 27, 2012. Vanguard Specialized Funds—Vanguard REIT Index Fund has sole voting power over 2,699,196 shares of Company common stock. The address of Vanguard Specialized Funds—Vanguard REIT Index Fund is 100 Vanguard Blvd., Malvern, PA 19355.

(8)

Raymond W. Braun is our Chief Executive Officer and is considered a named executive officer. This amount includes 521,610 restricted shares of Company common stock and 74,516 shares of Company common stock.

(9)	This amount includes 164,494 shares of Company common stock and 9,704 OP Units.

(10)	This amount includes 48,366 shares of Company common stock.

(11)	This amount includes 13,846 shares of Company common stock, 16,685 OP Units and 9,967 fully vested LTIP Units.

(12)	This amount includes 43,514 shares of Company common stock and 6,569 OP Units.

(13)	This amount includes 25,896 shares of Company common stock, 8,982 OP Units and 6,645 fully vested LTIP Units.

(14)

Charles M. Handy is our Chief Financial Officer, Executive Vice President and Secretary. This amount includes 2,000 shares of Company common stock, 111,320 OP Units, 21,281 fully vested LTIP Units and 30,461 unvested LTIP Units.

(15)

James W. Cogdell served as the chairman of our board of directors until May 4, 2011 and retired from his position as the Executive Officer of the Operating Partnership on November 1, 2011. This amount includes 1,348,203 shares of Company common stock and 943,388 OP Units.

(16)	Mr. Cogdell has been excluded from the group total because he is neither a director nor an executive officer of the Company as of the date of this proxy statement.

Equity Compensation Plan Information

The following table provides information as of December 31, 2011, about the Company’s securities that may be issued under its existing equity compensation plans.

	September 30,	September 30,	September 30,
Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(2)
Equity Compensation Plans Approved by Stockholders (1)	—	—	763,117
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	—	—	—

(1)	Includes the LTIP Plans.

(2)	All such shares are available for issuance pursuant to grants of full-value stock awards.

Item 13	Certain Relationships, Related Transactions, and Director Independence

In 2005, our Board formally adopted a written policy with respect to transactions involving “related parties.” Pursuant to this policy, all related party transactions (generally, transactions involving amounts exceeding $120,000 in which a related party (directors and executive officers or their immediate family members) or stockholders owning 5% or more of our outstanding stock) shall be subject to approval or ratification:

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

Our policy requires that all contracts and transactions between us and any related parties must be approved by the affirmative vote of a majority of our disinterested directors. Where appropriate, in the judgment of our disinterested directors, our Board may obtain a fairness opinion or engage independent counsel to represent the interests of non-affiliated stockholders, although our Board will have no obligation to do so. Since January 1, 2011, there have been no transactions between us and any related parties.

Director Independence

Our Guidelines provide that a majority of our directors serving on our Board must be independent as required by the listing standards of the NYSE and the applicable rules promulgated by the SEC. Our Board has affirmatively determined, based upon its review of all relevant facts and circumstances, that each of the following directors has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us) and is independent under the listing standards of the NYSE and the applicable rules promulgated by the SEC: Messrs. Georgius, Lee, Jennings, Neugent and Dr. Smoak. The Board previously determined that Mr. David J. Lubar, our former director, was independent under the listing standards of the NYSE and the applicable rules promulgated by the SEC. Mr. Lubar served as a director during the period covered by this Annual Report and resigned from our Board on January 5, 2012. The Board has determined that Mr. Braun, our President and Chief Executive Officer, is not an independent director due to his relationship with us as a named executive officer.

Item 14	Principal Accountant Fees and Services

The following table presents aggregate fees billed to us for the fiscal years ended December 31, 2011 and 2010 by our principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”).

Accounting Fees and Services

	September 30,	September 30,
Type of Fees	2011	2010
Audit Fees
Audit of our annual financial statements and internal control over financial reporting, review of our financial statements included in our Quarterly Reports on Forms 10-Q, and audit of MEA Holdings, Inc. and Erdman Company financial statements	$809,863	$906,765
Comfort letters, consents and assistance with documents filed with the SEC	15,401	220,156

Total	$825,264	$1,126,921

Audit Committee Pre-Approval of Services by the Independent Auditor

In accordance with its Charter and applicable rules and regulations adopted by the SEC, the Audit Committee reviews and pre-approves any engagement of our independent registered public accounting firm to provide audit, review, or attest services or non-audit services and the fees for any such services. The Audit Committee annually considers and, if appropriate, approves the provision of audit services by the independent registered public accounting firm. In addition, the Audit Committee periodically considers and, if applicable, approves the provision of any additional audit and non-audit services by our independent registered public accounting firm that are neither encompassed by the Audit Committee’s annual pre-approval nor prohibited by applicable rules and regulations of the SEC. The Audit Committee has delegated to the Chairman of the Audit Committee, Mr. Georgius, the authority to pre-approve, on a case-by-case basis, any such additional audit and non-audit services to be performed by our independent registered public accounting firm. Mr. Georgius reports any decision to pre-approve such services to the Audit Committee at its next regular meeting. For 2011, the audit committee pre-approved 100% of the services for which fees were incurred.

PART IV

Item 15. Exhibits and Financial Statement Schedules

2.1	Agreement and Plan of Merger, dated as of December 24, 2011, by and among Cogdell Spencer Inc., Cogdell Spencer LP, Ventas, Inc., TH Merger Sub, LLC and TH Merger Corp, Inc., incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2011.

2.2	Stock Purchase Agreement, dated as of December 24, 2011, among Madison DB Acquisition, LLC, Cogdell Spencer TRS Holdings, LLC and Cogdell Spencer Inc., incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2011.

3.1	Articles of Amendment and Restatement of Cogdell Spencer Inc., incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).

3.2	Articles Supplementary designating Cogdell Spencer Inc.’s 8.500% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form 8-A (File No. 001-32649).

3.3	Bylaws of Cogdell Spencer Inc., incorporated by reference to Exhibit 3.2 of Cogdell Spencer Inc.'s Registration Statement on Form S-11 (File No. 333-127396).

3.4	Second Amendment to First Amended and Restated Agreement of Limited Partnership of Cogdell Spencer LP, incorporated by reference to Exhibit 10.1 of Cogdell Spencer Inc.'s Current Report on Form 8-K filed with the SEC on December 21, 2010.

3.5	First Amendment to First Amended and Restated Agreement of Limited Partnership of Cogdell Spencer LP., incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

3.6	Amended and Restated Agreement of Limited Partnership of Cogdell Spencer LP, incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).

3.7	Declaration of Trust of CS Business Trust I., incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).

3.8	Declaration of Trust of CS Business Trust II, incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).

4.1	Form of stock certificate, incorporated by reference to Exhibit 4.0 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).

4.2	Form of stock certificate evidencing the 8.500% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form 8-A (File No. 001-32649).

10.1	Form of Registration Rights Agreement, by and among Cogdell Spencer Inc. and the parties listed on Schedule I thereto, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.2	Cogdell Spencer Inc. 2010 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-32649) filed with the SEC on May 7, 2010 (Items 5.02 and 5.07).

10.3	Form of 2005 Long-Term Stock Incentive Plan. incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).

10.4	Form of Long-Term Stock Incentive Plan Award for employees without employment agreements, incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).

10.5	Form of Cogdell Spencer Inc. Performance Bonus Plan, incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).

10.6	Merger Agreement for Cogdell Spencer Inc., CS Merger Sub LLC and Cogdell Spencer Advisors, Inc. dated August 9, 2005, incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).

10.7	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).

10.8	Letter Agreement, between Cogdell Spencer Inc. and James W. Cogdell, dated April 7, 2011, incorporated by reference to the Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2011.

10.9	Employment Agreement, dated September 20, 2010, by and between Cogdell Spencer Inc. and Raymond W. Braun, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2010.

10.10	Engagement Letter from the Company to Realty Capital International Inc., incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).

10.11	Irrevocable Exchange and Subscription Agreement by and among James W. Cogdell, Cogdell Spencer Advisors, Inc., Cogdell Spencer LP and Cogdell Spencer Inc., incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).

10.12	Irrevocable Exchange and Subscription Agreement by and among Raymond W. Braun, Cogdell Spencer Advisors, Inc., Cogdell Spencer LP and Cogdell Spencer Inc., incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).

10.13	Form of Irrevocable Exchange and Subscription Agreement for all holders of interests in the Existing Entities, with the exclusion of James W. Cogdell and Raymond W. Braun, incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).

10.14	Form of Tax Protection Agreement for Existing Entities, except for Cabarrus POB, LLC, Medical Investors I, LLC and Medical Investors III, LLC., incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).

10.15	Form of Tax Protection Agreement for Cabarrus POB, LLC, Medical Investors I, LLC and Medical Investors III, LLC., incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).

10.16	Form of Transaction Agreement by and among Cogdell Spencer Inc., Cogdell Spencer LP, the applicable Existing Entity and CS Merger Sub LLC., incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).

10.17	Form of Cogdell Spencer Inc. 2005 Equity Incentive Plan Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).

10.18	Put Assignment Agreement dated August 11, 2005., incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).

10.19	Form of Consent and Election Form, incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).

10.20	Form of Long-Term Stock Incentive Plan Award for employees with employment agreements, incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-11 (File No. 333-127396).

10.21	Schedule to Exhibit 10.14 reflecting consideration to be received by Randolph D. Smoak, M.D. and Charles M. Handy, incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-11 (File No. 333-127396).

10.22	Methodist Professional Center Purchase and Sale Agreement dated December 13, 2005, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.23	Hanover Medical Office Building One and 1808/1818 Verdugo Boulevard Purchase and Sale Agreement dated March 1, 2006, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.24	Agreement and Plan of Merger, dated January 23, 2008, by and among Cogdell Spencer LP, Goldenboy Acquisitions Corp., MEA Holdings, Inc., Marshall Erdman & Associates, Inc., Marshall Erdman Development, LLC, David Pelisek, David Lubar and Scott Ransom, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008..

10.25	Amendment to Agreement and Plan of Merger, dated March 10, 2008, by and among Cogdell Spencer LP, Goldenboy Acquisitions Corp., MEA Holdings, Inc., Marshall Erdman & Associates, Inc., Marshall Erdman Development, LLC, David Pelisek, David Lubar and Scott Ransom, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.26	Escrow Agreement, dated March 10, 2008, by and between Cogdell Spencer LP, David Pelisek, David Lubar, Scott Ransom and Mellon Investor Services LLC, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.27	Exchange Agent Agreement, dated March 10, 2008, by and between Cogdell Spencer LP, David Pelisek, David Lubar, Scott Ransom and Mellon Investor Services LLC, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.28	Voting Agreement, dated January 23, 2008, by and among the Shareholders (as defined therein) of MEA Holdings, Inc. for the benefit of Cogdell Spencer LP and Goldenboy Acquisitions Corp, incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.29	Voting Agreement, dated January 23, 2008, by and among Baird Capital Partners III Limited Partnership, BCP III Affiliates Fund Limited Partnership, BCP III Special Affiliates Fund Limited Partnership, Lubar Capital LLC, James Cogdell and Frank Spencer, incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.30	Contributing Shareholders Voting Agreement, dated March 10, 2008, by and among James Cogdell, Frank Spencer, David Pelisek, David Lubar and Scott Ransom, incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.31	Director Designation Agreement, dated March 10, 2008, by and between Cogdell Spencer Inc. and David Lubar incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.32	Registration Rights Agreement, dated March 10, 2008, by and among Cogdell Spencer Inc. and certain persons listed on Schedule I thereto, incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.33	Registration Rights Agreement, dated January 28, 2008, by and among Cogdell Spencer Inc. and KeyBanc Capital Markets Inc. on behalf of the persons listed on Schedule I thereto, incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.34	Amended and Restated Guaranty Agreement, dated as of March 1, 2011, among the Guarantors named therein and Bank of America, N.A., as Agent for the benefit of the Lenders, incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

10.35	Amended and Restated Credit Agreement, dated March 1, 2011, among the Company, as a Guarantor, Cogdell Spencer LP, as Borrower, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, KeyBank National Association, as Syndication Agent, Branch Banking and Trust Company, Citicorp North America, Inc. and Wells Fargo Bank, National Association, as co-documentation agents, and the other lenders thereto, incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the SEC on March 7, 2011.

10.36	Employment Agreement, dated as of September 20, 2010, by and between Erdman Company and Scott A. Ransom, incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the SEC on September 24, 2010.

10.37	Form of Contribution Agreement by and among Cogdell Spencer Inc., Cogdell Spencer LP and each of the persons set forth on Schedule 1 to Exhibit 10.15 incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.38	Contribution Agreement Side Letter, dated March 10, 2008, by Cogdell Spencer Inc. and Cogdell Spencer LP delivered to David Pelisek, David Lubar and Scott Ransom, incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.39	Amended and Restated Employment Agreement, dated December 1, 2008, by and between Cogdell Spencer Inc., Cogdell Spencer LP and Charles M. Handy, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2008.

10.40	Amendment to Amended and Restated Employment Agreement, dated September 23, 2011, by and among Cogdell Spencer Inc., Cogdell Spencer LP and Charles M. Handy, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

10.41	Separation and Release Agreements, dated July 8, 2008, by and between Cogdell Spencer Inc., Cogdell Spencer LP and Heidi Wilson, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2008.

10.42	Letter Agreement, between Cogdell Spencer Inc. and Frank Spencer, dated May 3, 2010, incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the SEC on May 3, 2010.

10.43	Award Restricted Stock Award Agreement, effective as of September 24, 2010, by and between Cogdell Spencer Inc. and Raymond William Braun, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2010.

10.44	Performance Award Restricted Stock Award Agreement, effective as of September 24, 2010, by and between Cogdell Spencer Inc. and Raymond William Braun, incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed with the SEC on September 24, 2010.

10.45	Subscription Agreement, effective as of September 20, 2010, by and between Cogdell Spencer Inc. and Raymond William Braun, incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed with the SEC on September 24, 2010.

10.46	Credit Agreement, dated August 2, 2011, among Cogdell Spencer Inc., Cogdell Spencer LP, and Bank of America, N.A. and the other lenders thereto, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.47	Amendment No. 1 to Credit Agreement, dated as of November 1, 2011, by and among Cogdell Spencer Inc., Cogdell Spencer LP, and Bank of America, N.A. and the other lenders thereto thereto, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

10.48 (1)	Amendment No. 2 to Credit Agreement, dated as of December 22, 2011, by and among Cogdell Spencer Inc., Cogdell Spencer LP, and Bank of America, N.A. and the other lenders thereto thereto.

10.49 (1)	Amendment No. 3 to Credit Agreement, dated as of January 31, 2012, by and among Cogdell Spencer Inc., Cogdell Spencer LP, and Bank of America, N.A. and the other lenders thereto thereto.

10.50 (1)	Amendment No. 4 to Credit Agreement and Waiver dated as of March 27, 2012, by and among Cogdell Spencer LP, Cogdell Spencer Inc., each lender party thereto, each guarantor party thereto and Bank of America, N.A.

10.51	Guaranty Agreement, dated as of August 2, 2011, among Anchor Cogdell Covington, LLC, Anchor Cogdell florcen, LLC and Anchor Cogdell Doylestown, LP, and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.52	Securities Pledge Agreement, dated as of August 2, 2011, among Cogdell Spencer LP and Cogdell Spencer Advisors Management, LLC, and Bank of America, N.A., as Administrative Agent for each of the Secured Parties, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.53	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of June 16, 2011, among the Cogdell Spencer Inc., Cogdell Spencer LP and Bank of America, N.A., and the other lenders thereto, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.54	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of August 1, 2011, among the Cogdell Spencer Inc., Cogdell Spencer LP, and Bank of America, N.A., and the other lenders thereto, incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.55 (1)	Amendment No. 3 to Amended and Restated Credit Agreement and Waiver dated as of March 27, 2012, by and among Cogdell Spencer LP, Cogdell Spencer Inc., each lender party thereto, each guarantor party thereto and Bank of America, N.A.

14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

21.1	List of Subsidiaries of Cogdell Spencer Inc.

23.1 (1)	Consent of Deloitte & Touche LLP.

31.1 (1)	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2 (1)	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1 (1)	Certifications pursuant to Section 1350.

101	The following financial information from Cogdell Spencer Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 15, 2012, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations for the fiscal periods ended Decmber 31, 2011, December 31, 2010 and December 31, 2009, (ii) Condensed Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (iii) Condensed Consolidated Statements of Changes in Equity for the fiscal periods ended December 31, 2011, December 31, 2010 and December 31, 2009 (iv) Condensed Consolidated Cash Flow Statements for the fiscal periods ended December 31, 2011, December 31, 2010 and December 31, 2009, and (v) the Notes to the Condensed Consolidated Financial Statements.*

(1)	Filed herewith

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

COGDELL SPENCER INC. Registrant

Date: March 30, 2012	/s/ Raymond W. Braun
Raymond W. Braun
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 30, 2012	/s/ Charles M. Handy
Charles M. Handy
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 30, 2012	/s/ Richard C. Neugent
Richard C. Neugent Chairman of the Board of Directors

Date: March 30, 2012	/s/ Raymond W. Braun
Raymond W. Braun President, Chief Executive Officer and Director

Date: March 30, 2012	/s/ John R. Georgius
John R. Georgius Director

Date: March 30, 2012	/s/ Richard B. Jennings
Richard B. Jennings Director

Date: March 30, 2012	/s/ Christopher E. Lee
Christopher E. Lee Director

Date: March 30, 2012	/s/ Randolph D. Smoak
Randolph D. Smoak, M.D. Director